Form 10-Q
period 1996-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 1996-05-08
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

        Commission file number       1-13934


                         MIDWEST EXPRESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                              39-1828757
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                            6744 South Howell Avenue
                           Oak Creek, Wisconsin  53154
                    (Address of Principal executive offices)
                                   (Zip code)

                                  414-570-4000
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No

   As of April 30, 1996 there were 6,428,571 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                      For the quarter ended March 31, 1996



                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                     Page No.
   Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Statements of Income                               3

          Consolidated Balance Sheets                                     4

          Consolidated Statements of Cash Flows                           5

          Unaudited Notes to Consolidated Financial Statements            6

   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition                           9


                           PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                            18


   SIGNATURES                                                            19

   EXHIBIT INDEX                                                         20

   PART I - Financial Statements

                     MIDWEST EXPRESS HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except per share amounts)
                              (Unaudited)

                                       Three Months Ended March 31,
                                           1996           1995
    Operating revenues:
       Passenger service  . . . . . .    $ 60,915       $ 52,817
       Cargo  . . . . . . . . . . . .       2,598          2,669
       Other  . . . . . . . . . . . .       3,095          3,055
                                          -------        -------
         Total operating revenues   .      66,608         58,541
                                          -------        -------
    Operating expenses:
       Salaries, wages and benefits .      17,868         15,168
       Aircraft fuel and oil  . . . .      10,302          8,738
       Commissions  . . . . . . . . .       5,730          5,530
       Dining services  . . . . . . .       3,477          3,760
       Station rental, landing and
         other fees   . . . . . . . .       5,344          5,136
       Aircraft maintenance materials
         and repairs  . . . . . . . .       5,273          4,476
       Depreciation and amortization
                                            1,889          1,837
       Aircraft rentals . . . . . . .       4,076          3,997
       Other  . . . . . . . . . . . .       8,233          7,238
                                          -------         ------
         Total operating expenses   .      62,192         55,880
                                          -------         ------
    Operating income  . . . . . . . .       4,416          2,661
    Interest expense  . . . . . . . .         (11)            (4)
    Interest income . . . . . . . . .         267            337
                                          -------        -------
    Income before income taxes  . . .       4,672          2,994
    Provision for income taxes  . . .       1,836          1,161
                                           ------         ------
    Net income  . . . . . . . . . . .     $ 2,836        $ 1,833
                                          =======         ======
    Net income per common share . . .    $   0.44       $   0.21(1)
                                          =======         ======
    (1) Pro forma

                 See notes to consolidated financial statements.

   PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    March 31,   December 31,
                                                       1996         1995
                                                   (Unaudited)
                       ASSETS
    Current assets:
       Cash and cash equivalents  . . . . . . . .   $  20,297     $  14,626
       Accounts receivable:
         Traffic, less allowance for doubtful
           accounts of $363 and $307 at March 31,
           1996 and December 31, 1995,
           respectively . . . . . . . . . . . . .       3,748         5,229
         Other receivables:
           Kimberly-Clark Corporation and
           affiliated companies . . . . . . . . .           0            61
           Other receivables  . . . . . . . . . .       5,212         1,659
                                                       ------        ------
               Total accounts receivable  . . . .       8,960         6,949
       Inventories  . . . . . . . . . . . . . . .       2,270         2,726
       Prepaid expenses:
           Commissions  . . . . . . . . . . . . .       1,532         1,996
           Other  . . . . . . . . . . . . . . . .       1,334         1,536
                                                       ------        ------
               Total prepaid expenses . . . . . .       2,866         3,532
       Deferred income taxes  . . . . . . . . . .       3,415         3,253
                                                      -------       -------
               Total current assets . . . . . . .      37,808        31,086
    Property and equipment, at cost . . . . . . .     112,755       107,830
       Less accumulated depreciation and
         amortization   . . . . . . . . . . . . .      54,418        51,911
                                                      -------       -------
    Net property and equipment  . . . . . . . . .      58,337        55,919
    Landing slots and leasehold rights, net . . .       5,474         5,556
    Other assets  . . . . . . . . . . . . . . . .         304           272
                                                      -------      --------
    Total assets  . . . . . . . . . . . . . . . .    $101,923     $  92,833
                                                      =======      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable . . . . . . . . . . . . .  $    2,978    $    3,687
       Income taxes payable . . . . . . . . . . .       2,862         1,381
       Air traffic liability  . . . . . . . . . .      17,682        17,250
       Accrued liabilities:
           Vacation pay . . . . . . . . . . . . .       2,518         2,628
           Scheduled maintenance expense  . . . .       4,997         4,253
           Frequent flyer awards  . . . . . . . .       2,361         2,064
           Other  . . . . . . . . . . . . . . . .      12,919         9,664
                                                      -------       -------
               Total current liabilities  . . . .      46,317        40,927
    Deferred income taxes . . . . . . . . . . . .      13,137        13,731
    Noncurrent scheduled maintenance expense  . .      11,590        10,483
    Accrued pension and other post retirement
       benefits . . . . . . . . . . . . . . . . .       4,159         3,748
    Other noncurrent liabilities  . . . . . . . .       2,620         2,680
                                                      -------       -------
    Total liabilities . . . . . . . . . . . . . .      77,823        71,569
    Stockholders' equity:
       Preferred stock, without par value,
         5,000,000 shares authorized, no shares
         issued or outstanding  . . . . . . . . .         -             -
       Common stock, $.01 par value, 25,000,000
         shares authorized, 6,428,571 shares to
         be issued and outstanding  . . . . . . .          64            64
       Additional paid-in capital . . . . . . . .       9,546         9,546
       Retained earnings  . . . . . . . . . . . .      14,490        11,654
                                                      -------       -------
    Total stockholders' equity  . . . . . . . . .      24,100        21,264
                                                      -------       -------
    Total liabilities and stockholders' equity  .    $101,923      $ 92,833
                                                      =======       =======

                 See notes to consolidated financial statements.

   PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                Three Months Ended March 31,
                                                    1996           1995
    Operating activities:
       Net income . . . . . . . . . . . . . .       $  2,836       $  1,833
       Items not involving the use of cash:
         Depreciation and amortization  . . .          1,889          1,837
         Deferred income taxes  . . . . . . .           (756)          (732)
         Other  . . . . . . . . . . . . . . .            729            654
       Changes in operating assets and
         liabilities:
         Accounts receivable  . . . . . . . .         (2,011)          (151)
         Inventories  . . . . . . . . . . . .            456           (523)
         Prepaid expenses   . . . . . . . . .            666            646
         Accounts payable   . . . . . . . . .           (709)           131
         Income taxes payable   . . . . . . .          1,481          1,597
         Accrued liabilities  . . . . . . . .          4,186          3,307
         Air traffic liability  . . . . . . .            432           (896)
                                                     -------        -------
       Net cash provided by operating
         activities   . . . . . . . . . . . .          9,199          7,703
                                                     -------        -------
    Investing activities:
       Capital expenditures . . . . . . . . .         (4,954)        (1,559)
       Proceeds from sale of property and
         equipment  . . . . . . . . . . . . .             -              62
       Other  . . . . . . . . . . . . . . . .            (32)            53
                                                     -------        -------
       Net cash used in investing activities          (4,986)        (1,444)
                                                     -------        -------
    Financing activities:
       Net increase in advances to
         Kimberly-Clark   . . . . . . . . . .             -          (6,794)
       Other  . . . . . . . . . . . . . . . .          1,458            535
                                                     -------        -------
       Net cash provided by (used in)
         financing activities   . . . . . . .          1,458         (6,259)
                                                     -------        -------
    Net increase in cash and cash equivalents          5,671             -
    Cash and cash equivalents, beginning of
       period . . . . . . . . . . . . . . . .         14,626             -
                                                    --------        -------
    Cash and cash equivalents, end of period       $  20,297      $      -
                                                    ========       ========


                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1. Basis of Presentation

     The consolidated financial statements for the three month period ended March 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


   2. Pro Forma Condensed Income Statement

     The following unaudited pro forma condensed income statement for the three months ended March 31, 1995 gives effect to estimated changes in the Company's historical costs assuming the Company's initial public offering (the "Offering") had occurred January 1, 1995 and it had operated as an independent company during the three-month period ended March 31, 1995. The pro forma adjustments to reflect these changes in costs include (i) a lease guarantee fee of $233 charged by Kimberly-Clark Corporation ("Kimberly-Clark") to continue to guarantee certain aircraft leases, (ii) estimated incremental administrative and management expense of $158 to reflect costs of obtaining, on an arm's length basis as an independent company, certain services that Kimberly-Clark had provided in the past, (iii) increased costs of $140 due to a new management structure, (iv) costs of $224 associated with being a publicly-owned entity, and (v) net changes in interest income and expense of $46 to reflect the Company's financial position subsequent to the Offering. Pro forma net income per common share was computed based on an assumed weighted average 6,428,571 shares of common stock outstanding.

     Management believes the assumptions used in preparing the pro forma adjustments provide a reasonable basis on which to present the pro forma condensed income statement. This following pro forma condensed income statement is provided for informational purposes only, should not be construed to be indicative of the Company's results of operations had the Offering been consummated on the date assumed, and is not intended to project the Company's results of operations for any future periods.

                                Three Months Ended March 31, 1995
                                            Pro Forma
                              Historical   Adjustments   Pro Forma
                                 (in thousands, except per share
                                             amount)

    Operating revenues  . .   $ 58,541   $     -        $ 58,541
    Operating expenses  . .     55,880          755       56,635
                               -------      -------      -------
    Operating income  . . .      2,661         (755)       1,906
    Interest income
     (expense), net . . . .        333          (46)         287
                               -------      -------      -------
    Income before income
     taxes  . . . . . . . .      2,994         (801)       2,193
    Provision for income
     taxes  . . . . . . . .      1,161         (312)         849
                              --------      -------      -------
    Net income  . . . . . .  $   1,833     $   (489)   $   1,344
                              ========      =======     ========
    Net income per common
     share  . . . . . . . .                           $     0.21
                                                        ========

   3. Net Income per Common Share

        Net income per common share was computed based upon the 6,428,571 common shares outstanding as of March 31, 1996. As of March 31, 1996, there were stock options outstanding under the Company's stock option plan to acquire 130,000 shares. These options did not have a dilutive effect on pro forma net income per common share.


   4. Stock Option Plan

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock options. Entities have the option of either adopting the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclosing in the footnotes the pro forma effects of the new measurement criteria. The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal years beginning after December 15, 1995.


   5. Shareholder Rights Plan

        On February 14, 1996, the Company adopted a Shareholder Rights Plan. Under this plan, a dividend of one Preferred Share Purchase Right was declared for each share of Common Stock outstanding on the close of business on February 14, 1996. Each Right, when exercisable, entitles the holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $100 per 1/100th of a share. The Rights will become exercisable only if a person or entity (other than certain excluded persons and entities) acquires 15% or more of the Company's Common Stock or announces a tender offer for 15% or more of the Common Stock. If any person or entity (other than an excluded person or entity) becomes a 15% or greater shareholder of the Company, then each Right will entitle its holder to purchase, at the Right's then-current exercise price, Company Common Stock valued at twice the exercise price. The Board of Directors is also authorized to reduce the 15% thresholds referred to above to not less than 10%. The Rights will expire on February 13, 2006.

   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition


                              Results of Operations

   Overview
   The Company's 1996 first quarter operating income was $4.4 million, an increase of $1.8 million over the first quarter of 1995. Net income increased by $1.0 million, or 54.7%, to $2.8 million.

   The favorable change in financial results was caused by improvements in passenger volume and revenue yield at both Midwest Express and Skyway and an improvement in the financial results of Midwest Express' Omaha base of operations.

   Both Midwest Express and Skyway achieved record first quarter passenger volume. This volume was primarily due to the continuation of strong traffic throughout the industry driven by a healthy domestic economy and limited increases in industry capacity. Other factors resulting in higher volumes were less competition in certain markets and possible increases in discretionary travel due to the elimination of the 10% excise tax on passenger travel beginning on January 1, 1996.

   An increase in revenue yield was an important factor in the improved financial results, and was primarily the result of Continental Airlines discontinuing its low-fare "Lite" product. For the first quarter, Midwest Express revenue yield increased 10.5%, from 16.2 cents in 1995 to 17.9 cents in 1996. Skyway yield increased 2.5% in the quarter, but coupled with a 7.7% increase in average passenger trip length, resulted in a 10.3% increase in average fare. The yield gains were broad based, with almost every market realizing improvement.

   Midwest Express' Omaha base of operations, which was initiated in May 1994, did not generate sustained profitability until the second quarter of 1995. The Company achieved significant improvement in revenue from the Omaha operations comparing first quarter of 1996 to 1995. For the first quarter 1996 the Omaha operations had a passenger load factor of 54.3% and a revenue yield of 14.3 cents. This compared favorably to the first quarter of 1995, when the operations had a load factor of 48.2% and revenue yield of 12.6 cents.

   Partly offsetting the 13.8% increase in total revenue during the first quarter of 1996 was an 11.3% increase in operating costs. The most significant increases occurred in fuel costs, labor and maintenance.

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.

                                       Three Months Ended
                                            March 31,             %
    Midwest Express Operations          1996        1995        Change

    Origin & Destination Passengers   317,889      313,312      + 1.5
    Revenue Passenger Miles (000's)   292,258      282,517      + 3.4
    Available Seat Miles (ASM)
    (000's)                           461,634      474,725      - 2.8
    Load Factor (%)                      63.3         59.5      + 3.8
    Revenue Yield                      $0.179       $0.162      +10.5
    Cost per ASM                       $0.116       $0.102      +13.7
    Average Passenger Trip Length       919.4        901.7      + 2.0
    Number of Flights                   8,278        8,508      - 2.7
    Into-plane Fuel Cost per Gallon    $0.703       $0.592      +18.6
    Full-time equivalent Employees
      at End of Period                  1,447        1,381      + 4.8
    Aircraft in Service                    19           19         -

    Skyway Airlines Operations
    Origin & Destination Passengers    72,932       66,156      +10.2
    Revenue Passenger Miles (000's)    16,613       13,995      +18.7
    Available Seat Miles (ASM)
      (000's)                          39,113       35,180      +11.2
    Load Factor (%)                      42.5         39.8      + 2.7
    Revenue Yield                      $0.522       $0.509      + 2.5
    Cost per ASM                       $0.214       $0.202      + 5.9
    Average Passenger Trip Length       227.8        211.5      + 7.7
    Number of Flights                  10,396       10,302      +  .9
    Into-plane Fuel Cost per Gallon    $0.774       $0.669      +15.7
    Full-time equivalent Employees
      at End of Period                    218          192      +13.5
    Aircraft in Service                    15           13      +15.4

     Note: With the exception of cost per ASM, fuel cost and number of employees, statistics exclude charter operations.


   The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues.

                                        Three Months Ended March 31,
                                           1996              1995
                                       Per               Per
                                      Total     % of    Total     % of
                                       ASM    Revenue     ASM   Revenue
    Operating revenues:
     Passenger service               $0.120    91.6%   $0.101    90.2%
     Cargo                            0.005     3.8%    0.005     4.5%
     Other                            0.006     4.6%    0.006     5.3%
                                      -----    ----     -----   -----
    Total operating revenues         $0.131   100.0%   $0.112   100.0%

    Operating expenses:
     Salaries, wages and benefits     0.035    26.7%    0.029    25.9%
     Aircraft fuel and oil            0.020    15.3%    0.017    15.2%
     Commissions                      0.011     8.4%    0.011     9.8%
     Dining services                  0.007     5.3%    0.007     6.3%
     Station rental, landing and
         other fees                   0.011     8.4%    0.010     8.9%
     Aircraft maintenance
         materials/repairs            0.010     7.6%    0.008     7.1%
     Depreciation and amortization    0.004     3.1%    0.003     2.7%
     Aircraft rentals                 0.008     6.1%    0.008     7.1%
     Other                            0.016    12.2%    0.014    12.5%
                                     ------   -----     -----   -----
    Total operating expenses         $0.122    93.1%   $0.107    95.5%
                                     ======   =====     =====   =====
    Total ASMs (000's)              510,135           521,256

     Note:     Numbers in this table cannot be recalculated due to rounding.



                  Three Months Ended March 31, 1996 Compared to
                        Three Months Ended March 31, 1995

   Operating Revenues
   Company operating revenues totalled $66.6 million in the first quarter 1996, an $8.1 million, or 13.8%, increase over revenues for the first quarter 1995. Passenger revenues accounted for 91.6% of total revenues and increased $8.1 million, or 15.3%, from 1995 to $60.9 million. The increase is attributable to a 4.2% increase in volume, as measured by revenue passenger miles, a 10.7% increase in revenue yield and a 1.1% increase in average passenger trip length.

   Midwest Express passenger revenue increased by $6.6 million, or 14.3%, from 1995 to $52.2 million. This increase was caused by a 1.5% increase in origin and destination passengers, a 10.5% increase in revenue yield and a 2.0% increase in average passenger trip length. Total capacity, as measured in scheduled service ASMs, decreased 2.8%; Midwest Express operated 19 aircraft in the first quarter 1995 and 18 aircraft in the first quarter 1996 as one aircraft was removed from service for scheduled major maintenance. Load factor increased from 59.5% in 1995 to 63.3% in 1996.

   Skyway passenger revenue increased by $1.5 million, or 21.6%, from 1995 to $8.7 million. This increase was caused by a 10.2% increase in origin and destination passengers, a 2.5% increase in revenue yield and a 7.7% increase in average passenger trip length. Total capacity increased by 11.2%, primarily because of the addition of two 19-seat aircraft in the second quarter 1995. Load factor increased from 39.8% in 1995 to 42.5% in 1996.

   Revenue from cargo, charter and other services did not materially change in the first quarter 1996 compared to the first quarter 1995. The $.8 million in revenue generated from the Midwest Express MasterCard program, which was initiated in October 1995, was offset by lower revenue from charter services, maintenance contract services and other airlines ground handling services. Revenue from cargo, mail and small parcel services decreased $.1 million, or 2.7%, due to the reduction in Midwest Express flights in the quarter.

   Operating Expenses
   1996 operating expenses increased by $6.3 million, or 11.3%, from 1995, primarily due higher fuel prices, higher labor costs, a new profit sharing plan at Midwest Express, increased passenger volume, higher maintenance costs and costs associated with being a public company. Cost per total ASM increased 14.0%, from 10.7 cents in 1995 to 12.2 cents in 1996.

   Salaries, wages and benefits costs increased by $2.7 million, or 17.8%.
   On a cost per total ASM basis, these costs increased 20.7%, from 2.9 cents to 3.5 cents. Approximately $1.2 million of the labor cost change is due to increased labor rates. Most of this change was due to an adjustment in pay scales for pilots and other operations employees at Midwest Express effective January 1, 1996. These rate adjustments were implemented based upon industry salary surveys and management's desire to increase pay scales to maintain a competitive position within the industry. Labor costs also increased due to a $.4 million accrual recorded in the 1996 quarter relating to a new profit sharing plan implemented at Midwest Express. The profit sharing plan, which benefits substantially all Midwest Express employees other than senior management, is based entirely on achieving certain levels of profitability, is payable annually and is accrued monthly based on operating income and projected results for the remainder of the year. An increase in the number of senior management personnel participating in the Company's management annual incentive plan from seven to 25 employees also contributed to the labor cost increase.
   In addition, the labor cost increase reflects the addition of 92 full-time equivalent employees, 66 at Midwest Express and 26 at Skyway. Midwest Express added employees in the reservations function to support continuing high passenger volumes. Further, in connection with Midwest Express' plans to place two of its recently acquired aircraft into service during the second quarter 1996, Midwest Express added maintenance, flight operations and reservations employees in the 1996 quarter, in advance of placing the aircraft into service. Skyway added employees primarily to support the two aircraft placed in service during the second quarter 1995 and in connection with regulatory changes.

   Aircraft fuel and oil and associated taxes increased $1.6 million, or 17.9%, in 1996. Into-plane fuel prices increased 18.4% in 1996, averaging
   70.9 cents per gallon in 1996 and 59.8 cents per gallon in 1995. The Company has experienced increased fuel costs in April 1996 as well, averaging approximately 81 cents per gallon. A portion of the increase in fuel prices is attributable to the fact that, beginning October 1, 1995, airlines were subject to the 4.3 cent federal fuel excise tax surcharge, which cost the Company $.6 million in the first quarter 1996. Fuel consumption decreased by .4% because of fewer flight segments at Midwest Express.

   Commissions increased by $.2 million, or 3.6%, due to increased passenger revenue. Commissions as a percentage of passenger revenue decreased from 10.5% in 1995 to 9.4% in 1996. The decrease primarily resulted from a slight increase in the percentage of revenue generated from direct sales instead of through travel agents.

   Dining services costs decreased by $.3 million, or 7.5%, in the first quarter 1996. Total dining services costs (including food, beverages, linen, catering equipment and supplies) per Midwest Express revenue passenger decreased from $12.00 in 1995 to $10.94 in 1996. The decrease was primarily due to a reduction in costs following the negotiation of a long term contract with the primary food caterer for Midwest Express. Reduced pricing was effective January 1, 1996.

   Maintenance costs increased by $.8 million, or 17.8%, from 1995. Of this increase $.6 million was at Midwest Express and was attributable to increased repair costs of engines, landing gear and other aircraft components. The increase in maintenance costs at Skyway was the result of the two aircraft placed in service in the second quarter 1995.

   Aircraft rental costs increased by $.1 million in 1996. Decreased lease costs associated with Midwest Express' two MD-88 aircraft were more than offset by the lease costs for two Midwest Express aircraft acquired in December 1995, two Skyway aircraft acquired in May 1995 and lease guarantee fees for five Midwest Express aircraft and all of the Skyway aircraft. The lease guarantee fees totalled $.3 million in the first quarter 1996.

   Other operating expenses increased by $1.0 million, or 13.7%, from 1995. The increase includes $.2 million of nonrecurring costs associated with acquiring and transporting three of Midwest Express' recently acquired aircraft from Asia to Milwaukee and $.1 million of relocation costs for the new headquarters office facility. Other significant cost increases included an increase in the frequent flyer liability resulting from promotions associated with the credit card program, an increase in booking fees due to higher passenger volume and rates and higher costs associated with being a public company. The public company costs included expenditures for the annual report, external audit fees, investor relations, regulatory reporting and legal fees.

   Interest Income
   Interest income for the first quarter 1995 relates to an intercompany cash management program the Company had with Kimberly-Clark prior to the Company's initial public offering (the "Offering"). Market rates of interest were earned on the amount of cash the Company had advanced to Kimberly-Clark. Interest income in the first quarter 1996 reflects interest income on cash and cash equivalents during the quarter.

   Provision for Income Taxes
   Income tax expense for the first quarter 1996 increased to $1.8 million, a $.7 million increase over 1995. The effective tax rates for the first quarters of 1996 and 1995 were 39.3% and 38.8%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate for periods after the Offering, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement (the "Tax Agreement") entered into in connection with the Offering as if they were payable to taxing authorities.

   Net Income
   Net income for the first quarter increased $1.0 million, or 54.7%, from 1995. The net income margin improved from 3.1% in 1995 to 4.3% in 1996.

                         Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $20.3 million at March 31, 1996 compared to $14.6 million at December 31, 1995. The increase in cash and cash equivalents was due primarily to $9.2 million in cash generated by operations. The Company entered into operating leases in December 1995 to finance two of Midwest Express' recently acquired aircraft, and as of March 31, 1996, the Company had approximately $4.7 million in receivables from the aircraft lessors associated with aircraft refurbishment and hush kit costs for these aircraft that the lessors will pay to the Company in the second quarter 1996.

   The Company's working capital deficit decreased to $8.5 million at March 31, 1996 from $9.8 million at December 31, 1995, reflecting increased working capital provided from operations. This deficit is primarily due to the Company's air traffic liability (advanced bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. Because of these items, the Company expects to continue to operate with a working capital deficit, which the Company believes is not unusual in the industry.

   Net cash flows provided by operating activities totalled $7.7 million and $9.2 million for the three months ended March 31, 1995 and 1996, respectively. The increase for the three months ended March 31, 1996 versus the prior period was due to improvements in passenger volumes and yields at both Midwest Express and Skyway and improved results from Midwest Express' Omaha operations.

   The Company has no debt, other than its lease commitments. As of March 31, 1996, the Company's two credit facilities, a $35.0 million three-year revolving bank credit facility and a five-year $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $1.7 million that reduce the amount of available credit.

   Capital expenditures totalled $5.0 million for the three months ended March 31, 1996. Capital expenditures during the three months ended March 31, 1996 included payments relating to the purchase of one of Midwest Express' recently acquired aircraft. The Company may choose to enter into a sale-leaseback transaction relating to this aircraft, in which case the Company would recover approximately $4.0 million of these capital expenditure payments as part of the transaction.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1997.



                              Pending Developments


   Kimberly-Clark to Sell Remaining Interest in Stock - On April 19, 1996, the Company announced that Kimberly-Clark intends to sell its remaining interest in the Company, consisting of 1,288,571 shares or approximately 20% of all outstanding stock, in an underwritten public offering. Under an agreement the Company entered into with Kimberly-Clark in connection with its Offering, Midwest Express is obligated to assist Kimberly-Clark in, and bear expenses of approximately $.2 million in connection with, this offering. This offering is expected to be completed in the second quarter 1996. Midwest Express does not intend to issue any primary shares and will not receive any of the proceeds from this offering.

   New Aircraft - On April 19, 1996, the Company announced an agreement to acquire an additional DC-9 aircraft, bringing its jet fleet to 23. This aircraft will be modified to Midwest Express specifications and undergo extensive maintenance inspection checks prior to entering service in late 1996. The Company is evaluating alternatives for the use of this aircraft as well as the aircraft acquired earlier this year which will enter service in the third quarter.

   Aircraft Financings - The Company has not finalized financing for the two aircraft that it acquired in 1996; the Company anticipates it will secure lease financing for one and retain ownership of the other.

   As of March 31, 1996, leases relating to five of Midwest Express' jet aircraft and all of Skyway's turboprop aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. The Company has given notice to the current lessors of the 15 turboprop aircraft of its intention to purchase the aircraft in June 1996, and the Company is pursuing replacement lease financing that the Company intends to have in place at the time it purchases the aircraft or as soon as possible thereafter. In addition, Midwest Express recently exercised a right of first refusal purchase option for two DC-9-30 aircraft currently under lease, and the Company anticipates securing lease financing for these two aircraft with a different lessor in the second quarter 1996. After refinancing the 15 turboprop aircraft and the two aircraft to be acquired under the right of first refusal purchase option, only three aircraft will remain subject to leases that Kimberly-Clark has guaranteed. Kimberly-Clark will continue to guarantee these leases.

   Labor Relations - In July 1995, the Skyway pilots elected the Air Line Pilots Association ("ALPA") as the labor union representing them for collective bargaining purposes. The Company began negotiations with ALPA in February 1996.

   Schedule Change - In the second quarter, Midwest Express will be placing two additional jet aircraft into operation, one into charter service and the other into scheduled service. These aircraft were acquired in December 1995 and have undergone extensive modifications including the installation of hush kits. Effective May 1, the Company will expand its service, including new jet service between Madison and Las Vegas, and new turboprop service between Milwaukee and Nashville and between Grand Rapids, Michigan, Dayton, Ohio and Nashville. Additional jet service will also be implemented between Milwaukee and Boston; Dallas/Ft. Worth; Kansas City; New York; and Philadelphia.

   Sales Tax Issue - The Company has recently learned the Wisconsin Department of Revenue is asserting that Wisconsin sales taxes should be paid in connection with the Company's purchase of meals from its food caterer. While the Company does not believe any such sales tax is payable, if the Department of Revenue successfully asserts its position, then the Company would be liable for back taxes and associated interest in the amount of approximately $.4 million as of May 1, 1996, and the Company would have to pay approximately $.2 million in additional sales taxes annually in the future. The Company has not established any reserve in respect of these potential taxes.

   Income Taxes - The Internal Revenue Service ("IRS") has recently issued a technical advice memorandum concerning the timing of deducting amounts paid for engine and airframe overhaul costs. Consistent with industry practice, the Company deducts such amounts in full in the year paid. The IRS' position is that such amounts should be capitalized and depreciated on an accelerated basis over a period of seven years. If the IRS were to successfully challenge the Company's practices, the result would have an adverse impact on the Company's cash flows. The Company currently intends to deduct approximately $8.0 million of these engine and airframe overhaul costs in 1996; under the IRS' position, the Company could only deduct these costs over seven years. In any event, because under the Tax Agreement an affiliate of Kimberly-Clark is generally responsible for income tax assessments with respect to periods ending on or prior to consummation of the Offering, a final determination adverse to the Company would not have an adverse effect on the Company with respect to these periods.


   Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The exhibits filed herewith or incorporated by reference are set forth on the attached Exhibit Index.

          (b)  Reports on Form 8-K

               Form 8-K dated February 14, 1996 to report the adoption of a Shareholders Rights Plan. No financial statements were filed as part of that report.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Midwest Express Holdings, Inc.
                              Registrant



   Date:    May 7, 1996       /s/ Roland E. Breunig
                              Roland E. Breunig
                              Vice President, Chief Financial Officer and
                              Treasurer

                                  EXHIBIT INDEX



   Number                          Description

   ( 3.1)   Restated Articles of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

   ( 3.2) Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

   ( 3.3)   Articles of Amendment relating to Series A Junior
            Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

   ( 4.1) Rights Agreement, dated February 14, 1996, between the Company and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934))

   ( 4.2) Amendment to the Rights Agreement, dated April 19, 1996, between Midwest Express Holdings, Inc. and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

   (27)     Financial Data Schedule.