Form 10-Q
period 1996-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 1996-08-07
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________


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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No

   As of July 31, 1996 there were 6,365,471 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended June 30, 1996




                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                               Page No.
    Item 1.   Consolidated Financial Statements (unaudited)

              Consolidated Statements of Income                       3

              Consolidated Balance Sheets                             4

              Consolidated Statements of Cash Flows                   5

              Unaudited Notes to Consolidated Financial               6
                 Statements

    Item 2.   Management's Discussion and Analysis of                 9
               Results of Operations and Financial
               Condition


                       PART II - OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security           20
                Holders

    Item 6.    Exhibits and Reports on Form 8-K                      20

    SIGNATURES                                                       21

    EXHIBIT INDEX                                                    22

   PART I - Financial Statements

                                      MIDWEST EXPRESS HOLDINGS, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands, except per share amounts)
                                               (Unaudited)


                                     Three Months Ended June 30,     Six Months Ended June 30,
                                       1996              1995          1996              1995

   Operating revenues:
    Passenger service  . . . . . .    $ 70,209        $ 63,647     $131,124           $116,464
    Cargo  . . . . . . . . . . . .       2,843           2,645        5,441              5,314
    Other  . . . . . . . . . . . .       3,793           3,101        6,888              6,156
                                      --------        --------      -------            -------
     Total operating revenues  . .      76,845          69,393      143,453            127,934
                                      --------        --------      -------            -------
   Operating expenses:
    Salaries, wages and benefits .      19,098          15,616       36,966             30,784
    Aircraft fuel and oil  . . . .      11,277           8,712       21,579             17,450
    Commissions    . . . . . . . .       7,350           6,339       13,080             11,869
    Dining services  . . . . . . .       3,880           3,864        7,357              7,624
    Station rental, landing and
      other fees   . . . . . . . .       5,193           4,735       10,537              9,871
    Aircraft maintenance
      materials and repairs  . . .       4,769           4,185       10,042              8,661
    Depreciation and amortization        1,862           1,833        3,751              3,670
    Aircraft rentals   . . . . . .       4,072           3,546        8,148              7,543
    Other  . . . . . . . . . . . .       8,749           7,750       16,982             14,988
                                       -------        --------     --------            -------
     Total operating expenses  . .      66,250          56,580      128,442            112,460
                                       -------        --------     --------            -------
   Operating income  . . . . . . .      10,595          12,813       15,011             15,474
                                       -------        --------     --------            -------
   Other income (expense):
    Interest expense   . . . . . .         (12)            (32)         (23)               (36)
    Interest income  . . . . . . .         255             595          522                932
    Other  . . . . . . . . . . . .        (141)            -           (141)              -
                                       -------         -------      -------            -------
     Total other income (expense).         102             563          358                896
                                       -------         -------      -------            -------
   Income before income taxes  . .      10,697          13,376       15,369             16,370

   Provision for income taxes  . .       4,107           5,305        5,943              6,466
                                       -------         -------      -------            -------
   Net income  . . . . . . . . . .    $  6,590         $ 8,071     $  9,426           $  9,904
                                       =======         =======      =======            =======
   Net income per common share . .    $   1.03         $  1.17(1)  $   1.47           $   1.38(1)
                                       =======         =======      =======            =======

   (1) Pro forma


                 See notes to consolidated financial statements.

   PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                  June 30,      December 31,
                                                    1996          1995
                                                 (Unaudited)
                     ASSETS
    Current assets:
       Cash and cash equivalents  . . . . . .     $ 10,083       $ 14,626
       Accounts receivable:
         Traffic, less allowance for doubtful
           accounts of $363 and $307 at June
           30, 1996 and December 31, 1995,
           respectively . . . . . . . . . . .        3,948          5,229
         Other receivables:
           Kimberly-Clark Corporation and
             affiliated companies . . . . . .         -                61
           Other  . . . . . . . . . . . . . .          884          1,659
                                                   -------        -------
               Total accounts receivable  . .        4,832          6,949
       Inventories  . . . . . . . . . . . . .        2,729          2,726
       Prepaid expenses:
           Commissions  . . . . . . . . . . .        1,123          1,996
           Other  . . . . . . . . . . . . . .        1,927          1,536
                                                   -------        -------
               Total prepaid expenses . . . .        3,050          3,532
       Deferred income taxes  . . . . . . . .        3,900          3,253
       Aircraft and modifications intended to
         be financed by sale and leaseback
         transactions . . . . . . . . . . . .       28,290           -
                                                   -------       --------
               Total current assets . . . . .       52,884         31,086
                                                   -------       --------
    Property and equipment, at cost . . . . .      110,807        107,830
       Less accumulated depreciation and
         amortization   . . . . . . . . . . .       55,849         51,911
                                                   -------        -------
    Net property and equipment  . . . . . . .       54,958         55,919
    Landing slots and leasehold rights, net .        5,392          5,556
    Other assets  . . . . . . . . . . . . . .          453            272
                                                   -------        -------
    Total assets  . . . . . . . . . . . . . .     $113,687      $  92,833
                                                   =======        =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable . . . . . . . . . . .     $  2,792       $  3,687
       Income taxes payable . . . . . . . . .        2,160          1,381
       Air traffic liability  . . . . . . . .       19,513         17,250
       Accrued liabilities:
           Vacation pay . . . . . . . . . . .        2,653          2,628
           Scheduled maintenance expense  . .        5,617          4,253
           Frequent flyer awards  . . . . . .        2,532          2,064
           Other  . . . . . . . . . . . . . .       14,200          9,664
                                                   -------        -------
               Total current liabilities  . .       49,467         40,927
                                                   -------        -------
    Deferred income taxes . . . . . . . . . .       13,609         13,731
    Noncurrent scheduled maintenance expense        10,256         10,483
    Accrued pension and other post retirement
       benefits . . . . . . . . . . . . . . .        4,808          3,748
    Other noncurrent liabilities  . . . . . .        4,856          2,680
                                                   -------        -------
    Total liabilities . . . . . . . . . . . .       82,996         71,569
                                                   -------        -------
    Stockholders' equity:
       Preferred stock, without par value,
         5,000,000 shares authorized, no
         shares issued or outstanding   . . .         -              -
       Common stock, $.01 par value,
         25,000,000 shares authorized,
         6,428,571 shares issued and
         outstanding  . . . . . . . . . . . .           64             64
       Additional paid-in capital . . . . . .        9,546          9,546
       Retained earnings  . . . . . . . . . .       21,081         11,654
                                                   -------        -------
    Total stockholders' equity  . . . . . . .       30,691         21,264
                                                   -------        -------
    Total liabilities and stockholders'
       equity . . . . . . . . . . . . . . . .     $113,687       $ 92,833
                                                   =======        =======


   See notes to consolidated financial statements.

   PART I - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                   (Unaudited)

                                                   Six Months Ended June 30
                                                      1996          1995
   Operating activities:
    Net income. . . . . . . . . . . . . . . . .    $  9,426       $  9,904
    Items not involving the use of cash:
     Depreciation and amortization. . . . . . .       3,751          3,670
     Deferred income taxes. . . . . . . . . . .        (769)           867
     Other. . . . . . . . . . . . . . . . . . .       1,667          1,001
    Changes in operating assets
     and liabilities:
     Accounts receivable. . . . . . . . . . . .       2,117          2,239
     Inventories. . . . . . . . . . . . . . . .          (3)          (557)
     Prepaid expenses . . . . . . . . . . . . .         482           (566)
     Accounts payable . . . . . . . . . . . . .        (895)           584
     Income taxes payable . . . . . . . . . . .         779            238
     Accrued liabilities. . . . . . . . . . . .       6,058            587

     Air traffic liability. . . . . . . . . . .       2,263          2,150
                                                    -------        -------
    Net cash provided by operating
     activities . . . . . . . . . . . . . . . .      24,876         20,117
                                                    -------        -------
   Investing activities:
    Capital expenditures. . . . . . . . . . . .      (4,297)        (2,988)
    Aircraft acquisitions and modifications
     financed by or intended to be financed by
     sale and leaseback transactions. . . . . .     (71,410)        (7,723)
    Proceeds from sale of property and
     equipment. . . . . . . . . . . . . . . . .           4             56

    Other . . . . . . . . . . . . . . . . . . .        (182)          (257)
                                                   --------        -------
    Net cash used in investing activities . . .     (75,885)       (10,912)
                                                   --------        -------
   Financing activities:
    Net increase in advances to Kimberly-Clark.         -          (17,539)
    Proceeds from sale and leaseback
     transactions . . . . . . . . . . . . . . .      45,785          7,723
    Other . . . . . . . . . . . . . . . . . . .         681            611
                                                   --------        -------
    Net cash provided by (used in) financing
     activities . . . . . . . . . . . . . . . .      46,466         (9,205)
                                                   --------        -------

   Net decrease in cash and cash
    equivalents . . . . . . . . . . . . . . . .      (4,543)           -
   Cash and cash equivalents, beginning of
     period . . . . . . . . . . . . . . . . . .      14,626            -
                                                   --------       --------
   Cash and cash equivalents, end of period . .   $  10,083     $      -
                                                   ========       ========


                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1. Business and Basis of Presentation


       Organization
       During the second quarter 1996, Kimberly-Clark Corporation ("Kimberly-Clark") sold its remaining interest in the Company, consisting of 1,288,571 shares, or approximately 20% of all outstanding stock, in an underwritten secondary public offering. The Company did not receive any proceeds from this offering.

       Basis of Presentation
       The consolidated financial statements for the six month period ended June 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

   2. Pro Forma Condensed Income Statement

       The following unaudited pro forma condensed income statements for the three and six months periods ended June 30, 1995, respectively, give effect to estimated changes in the Company's historical costs assuming the Company's initial public offering (the "Offering") had occurred January 1, 1995 and the Company had operated as an independent company during the three and six month periods ended June 30, 1995. The pro forma adjustments to reflect these changes in costs include (i) a lease guarantee fee charged by Kimberly-Clark to continue to guarantee certain aircraft leases, (ii) estimated incremental administrative and management expense to reflect costs of obtaining, on an arm's length basis as an independent company, certain services that Kimberly-Clark had provided in the past, (iii) increased costs due to a new management structure, (iv) costs associated with being a publicly-owned entity, and (v) net changes in interest income and expense to reflect the Company's financial position subsequent to the Offering. Pro forma net income per common share was computed based on an assumed weighted average 6,428,571 shares of common stock outstanding.

       Management believes the assumptions used in preparing the pro forma adjustments provide a reasonable basis on which to present the pro forma condensed income statements. The following pro forma condensed income statements are provided for informational purposes only, should not be construed to be indicative of the Company's results of operations had the Offering been consummated on the date assumed, and are not intended to project the Company's results of operations for any future periods.

                                    Three Months Ended June 30, 1995

                                                 Pro Forma
                               Historical       Adjustments    Pro Forma
                                    (in thousands, except per share
                                                amount)

    Operating revenues  . .       $ 69,393        $   -         $ 69,393
    Operating expenses  . .         56,580            768         57,348
                                   -------        -------        -------
    Operating income  . . .         12,813           (768)        12,045
    Interest income
     (expense), net . . . .            563            (77)           486
                                   -------         ------        -------
    Income before income
     taxes  . . . . . . . .         13,376           (845)        12,531
    Provision for income
     taxes  . . . . . . . .          5,305           (330)         4,975
                                   -------        -------        -------
    Net income  . . . . . .       $  8,071        $  (515)      $  7,556
                                   =======         ======        =======
    Net income per common
     share  . . . . . . . .                                     $   1.17
                                                                 =======


                                     Six Months Ended June 30, 1995
                                                Pro Forma
                                Historical     Adjustments    Pro Forma
                                    (in thousands, except per share
                                                amount)

    Operating revenues  . .       $127,934      $    -         $127,934
    Operating expenses  . .        112,460          1,523       113,983
                                   -------        -------       -------
    Operating income  . . .         15,474         (1,523)       13,951
    Interest income
     (expense), net . . . .            896           (123)          773
                                    ------          ------      -------
    Income before income
     taxes  . . . . . . . .         16,370         (1,646)       14,724
    Provision for income
     taxes  . . . . . . . .          6,466           (642)        5,824
                                   -------         -------      -------
    Net income  . . . . . .        $ 9,904       $ (1,004)     $  8,900
                                    ======         =======      =======
    Net income per common
     share  . . . . . . . .                                    $   1.38
                                                                 ======

   3.  Leases

        During the second quarter 1996, the Company refinanced ten of its fifteen 19-seat aircraft by completing sale and leaseback transactions. The leases, which require periodic lease payments through 2008 for five of the aircraft and through 2001 for the other five aircraft, increased the Company's commitments for operating leases by $37.5 million. Subsequent to June 30, 1996, the Company has entered into similar sale and leaseback transactions on three of the remaining five 19-seat aircraft, requiring periodic lease payments through January 2009 and increasing the Company's commitments for operating leases by $15 million. The Company plans to complete lease refinancing on the remaining two 19-seat aircraft later in the third quarter 1996.

        During the second quarter 1996, the Company finalized sale and leaseback transactions on the two DC-9 aircraft acquired in December 1995. The leases on these aircraft, which require periodic lease payments through 2006, increased the Company's commitments for operating leases by $18 million.

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

   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
   Overview

   The Company's 1996 second quarter operating income was $10.6 million, a decrease of $2.2 million from the second quarter 1995. Net income decreased by $1.5 million, or 18.3%, to $6.6 million. The quarter was the second most profitable in the Company's history, trailing only the second quarter 1995. For the first six months of 1996, operating income was $15.0 million, a decrease of $.5 million from 1995. Year-to-date net income decreased from $9.9 million to $9.4 million, or 4.8%. Year-to-date earnings per share were $1.47, a $.09, or 6.5%, increase over pro forma 1995 results.

   Although the Company's total revenue in the second quarter increased $7.5 million, or 10.7%, relative to the second quarter 1995, operating costs increased by $9.7 million, or 17.1% The favorable change in revenue in the quarter was primarily the result of improvements in passenger revenue yield, improvements in Midwest Express' Omaha base of operations, and revenue from the Midwest Express credit card program. The cost increase was the result of higher fuel prices, increased labor rates, the cost associated with Midwest Express' profit-sharing programs, added costs of being a public company and pre-operating costs associated with aircraft recently acquired.

   Results in the second quarter were adversely affected by poor weather in the Midwest, specifically two multi-day periods of dense fog in May and June. Over 750 flights were cancelled because of weather in the quarter, compared to 100 in the second quarter 1995. The Company estimates that the weather-related flight cancellations impacted operating income approximately $.6 million and net income per share by about 6.0 cents.

   Midwest Express' Omaha base of operations generated approximately $1.0 million more in operating income in the second quarter of 1996 compared to the second quarter 1995. Improvements were attained in both revenue yield and load factor. For the second quarter 1996, the Omaha operations had a passenger load factor of 63.7% and a revenue yield of 15.0 cents. This compared favorably to the second quarter 1995, when the Omaha operations had a load factor of 62.1% and revenue yield of 13.3 cents.

   Two additional DC-9 aircraft were placed in service during the second quarter. One aircraft is used exclusively in the charter business and the second was used to expand scheduled service on May 1, 1996. The schedule change included new flights between Milwaukee and Boston; Dallas; Philadelphia; Kansas City; and New York. These new flights had an average load factor of 52.0% in the quarter and, in most cases, exceeded Company expectations.


   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.


                                             Three Months Ended                  Six Months Ended
                                                   June 30,             %             June 30,             %
                                               1996         1995     Change       1996        1995      Change

    Midwest Express Operations
    Origin & Destination Passengers           349,723     348,438      0.4      667,612      661,750      0.9
    Revenue Passenger Miles (000's)           310,152     308,088      0.7      602,410      590,605      2.0
    Scheduled Service Available Seat
      Miles (000's)                           470,675     451,142      4.3      932,308      925,867      0.7
    Total Available Seat Miles (000's)        479,298     460,275      4.1      950,258      946,351      0.4
    Load Factor (%)                             65.9%       68.3%     -2.4        64.6%        63.8%      0.8
    Revenue Yield                              $0.195      $0.178      9.8       $0.187       $0.170     10.1
    Cost per total ASM                         $0.123      $0.108     13.4       $0.119       $0.105     13.7
    Average Passenger Trip Length               886.8       884.2      0.3        902.3        892.5      1.1
    Number of Flights                           8,480       8,320      1.9       16,758       16,828     -0.4
    Into-plane Fuel Cost per Gallon            $0.748      $0.601     24.5       $0.726       $0.597     21.6
     Full-time equivalent Employees at
       End of Period                            1,507       1,387      8.7        1,507        1,387      8.7
    Aircraft in Service at End of
      Period                                       21          19     10.5           21           19     10.5

    Skyway Airlines Operations
    Origin & Destination Passengers            79,633      79,243      0.5      152,565      145,399      4.9
    Revenue Passenger Miles (000's)            18,609      18,107      2.8       35,222       32,102      9.7
    Scheduled Service Available Seat
      Miles (000's)                            39,594      39,903     -0.8       78,707       75,083      4.8
    Total Available Seat Miles (000's)         39,675      39,903     -0.6       78,851       75,083      5.0
    Load Factor (%)                             47.0%       45.4%      1.6        44.8%        42.8%      2.0
    Revenue Yield                              $0.524      $0.494      6.1       $0.523       $0.501      4.5
    Cost per total ASM                         $0.211      $0.190     11.4       $0.213       $0.195      9.0
    Average Passenger Trip Length               233.7       228.5      2.3        230.9        220.8      4.6
    Number of Flights                          10,168      11,032     -7.8       20,564       21,334     -3.6
    Into-plane Fuel Cost per Gallon            $0.803      $0.685     17.3       $0.789       $0.678     16.4
     Full-time equivalent Employees at
       End of Period                              244         226      8.0          244          226      8.0
    Aircraft in Service at End of
      Period                                       15          15        -           15           15        -



      Note: With the exception of total available seat miles, cost per total ASM, into-plane fuel cost, number of employees and aircraft in service, statistics exclude charter operations. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.


   The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues.

                                     Three Months Ended June 30,                   Six Months Ended June 30,
                                      1996                  1995                    1996                  1995
                              Per Total    % of     Per Total     % of     Per Total     % of    Per Total     % of
                                 ASM      Revenue       ASM     Revenue       ASM      Revenue       ASM      Revenue

    Operating revenues:
    Passenger service          $0.135      91.4%      $0.127     91.7%      $0.127      91.4%      $0.114      91.0%
    Cargo                       0.006       3.7%       0.006      3.8%       0.005       3.8%       0.005       4.2%
    Other                       0.007       4.9%       0.006      4.5%       0.007       4.8%       0.006       4.8%
                               ------     ------      ------    ------      ------     ------      ------     ------
    Total operating revenues    0.148     100.0%       0.139    100.0%       0.139     100.0%       0.125     100.0%

    Operating expenses:
    Salaries, wages and
        benefits                0.037      24.8%       0.031     22.5%       0.036      25.8%       0.030      24.1%
    Aircraft fuel and oil       0.022      14.7%       0.017     12.6%       0.021      15.0%       0.017      13.6%
    Commissions                 0.014       9.6%       0.013      9.1%       0.013       9.1%       0.012       9.3%
    Dining services             0.007       5.0%       0.008      5.6%       0.007       5.1%       0.007       5.9%
    Station rental, landing
        and other fees          0.010       6.8%       0.009      6.8%       0.010       7.4%       0.010       7.7%
    Aircraft maintenance
        materials/repairs       0.009       6.2%       0.008      6.0%       0.010       7.0%       0.008       6.8%
    Depreciation and
        amortization            0.004       2.4%       0.004      2.6%       0.004       2.6%       0.004       2.9%
    Aircraft rentals            0.008       5.3%       0.007      5.1%       0.008       5.7%       0.007       5.9%
    Other                       0.017      11.4%       0.016     11.2%       0.016      11.8%       0.015      11.7%
                               ------     ------      ------    ------     -------     ------      ------     ------
    Total operating expenses   $0.128      86.2%      $0.113     81.5%      $0.125      89.5%      $0.110      87.9%
                               ======      =====      ======    ======      ======      =====      ======     ======
    Total ASMs (000's)        518,974                500,178             1,029,109              1,021,434


        Note:  Numbers in this table cannot be recalculated due to rounding.



                  Three Months Ended June 30, 1996 Compared to
                        Three Months Ended June 30, 1995


   Operating Revenues
   Company operating revenues totalled $76.8 million in the second quarter 1996, a $7.5 million, or 10.7%, increase over revenues for the second quarter 1995. Passenger revenues accounted for 91.4% of total revenues and increased $6.6 million, or 10.3%, from 1995 to $70.2 million. The increase is attributable to an .8% increase in passenger volume, as measured by revenue passenger miles, and a 9.4% increase in revenue yield. Midwest Express passenger revenue increased by $5.8 million, or 10.5%, from 1995 to $60.4 million. This increase was caused by a .4% increase in origin and destination passengers, a 9.8% increase in revenue yield and a .3% increase in average passenger trip length. Total capacity, as measured by scheduled service ASMs, increased 4.3% because of the addition of one aircraft on May 1 and several schedule changes that increased aircraft utilization in the second quarter. This capacity increase was partly offset by the high number of weather-related cancellations in the second quarter. Load factor decreased from 68.3% in 1995 to 65.9% in 1996. Part of the decrease was caused by the lower load factor on the new flights added on May 1, which averaged a load factor of 52%. The yield improvement was generally the result of an improved pricing environment in the industry. Through the first part of the second quarter 1995, yields were still depressed due to the influence of Continental Airlines "Lite" program that competed directly with Midwest Express in several markets and indirectly in most others.

   Skyway passenger revenue increased by $.8 million, or 9.0%, from 1995 to $9.8 million. This increase was caused by a .5% increase in origin and destination passengers, a 6.1% increase in revenue yield and a 2.3% increase in average passenger trip length. Total capacity decreased by .8%, the result of over 450 cancellations due to bad weather. Load factor increased from 45.4% in 1995 to 47.0% in 1996. The increase in average trip length was caused by several schedule changes that eliminated several short flights and added Skyway's longest flight, Milwaukee - Nashville.

   Revenue from cargo, charter and other services increased $.9 million in the second quarter 1996. The $1.0 million in revenue generated from the Midwest Express MasterCard program, which was initiated in October 1995, was partially offset by lower revenue from maintenance contract services. In 1995, Midwest Express completed aircraft maintenance for several other airlines, while in 1996 the maintenance function was fully utilized for major maintenance and aircraft refurbishment on the Midwest Express fleet. Charter revenue decreased $.1 million because in 1995 Midwest Express had one aircraft dedicated to charter operations for the entire second quarter and in 1996 for only one month in the quarter. Revenue from cargo, mail and small parcel services increased $.2 million, or 7.5%, due to the flight schedule change on May 1, 1996.

   Operating Expenses
   1996 operating expenses increased by $9.7 million, or 17.1%, from 1995. The increase was primarily the result of higher fuel prices, higher labor costs, a new profit sharing plan at Midwest Express, added costs associated with being a public company, the cost impact of the bad weather and pre-operating costs associated with recently acquired aircraft. Cost per total ASM increased 12.9%, from 11.3 cents in 1995 to 12.8 cents in 1996.

   Salaries, wages and benefits increased by $3.5 million, or 22.3%. On a cost per total ASM basis, these costs increased 17.9%, from 3.1 cents in 1995 to 3.7 cents in 1996. Approximately $1.4 million of the labor cost change is due to increased labor rates. Most of this change was due to an adjustment in pay scales for pilots and other operations employees at Midwest Express effective January 1, 1996. These rate adjustments were implemented based upon industry salary surveys and management's desire to increase pay scales to maintain a competitive position within the industry. Labor costs increased $1.6 million because of accruals for Midwest Express' profit sharing and management incentive programs that were implemented on January 1, 1996. The profit sharing and incentive plans, which benefit substantially all Midwest Express employees, are based entirely on achieving certain levels of profitability, are payable annually and are accrued monthly based upon earnings to-date and projected results for the remainder of the year. The labor cost increase also reflects the addition of approximately 138 full-time equivalent employees since June 30, 1995; 120 at Midwest Express and 18 at Skyway. Midwest Express added approximately 83 employees throughout the organization to support the two aircraft placed in service in the second quarter 1996. Midwest Express also added 12 employees as a result of the increased responsibilities of being a separate stand-alone company and approximately 25 employees in other functions due to increased passenger volumes, regulatory requirements and administrative needs. Skyway added employees primarily in the operations function due to changes in regulatory requirements and to support flight schedule changes.

   Aircraft fuel and oil and associated taxes increased $2.6 million, or 29.4%, in 1996. Into-plane fuel prices increased 23.7% in 1996, averaging
   75.3 cents per gallon in 1996 and 60.8 cents per gallon in 1995. A portion of the increase in fuel prices, specifically 4.3 cents, is attributable to the federal fuel excise tax surcharge that applied to airlines effective October 1, 1995. Fuel consumption increased by 4.8% in the quarter because Midwest Express operated 5.0% more aircraft flight hours.

   Commissions increased by $1.0 million, or 15.9%, primarily due to the increase in passenger revenue.

   Maintenance costs increased by $.6 million, or 14.0%, from 1995. The increase was attributable to more flight hours at Midwest Express, higher aircraft component repair costs and an increase in airframe overhaul accruals. The latter cost increase is the result of plans to complete several major airframe overhauls (D Checks) sooner than previously planned to facilitate aircraft maintenance and refurbishment scheduling.

   Aircraft rental costs increased by $.5 million in 1996. The increase is primarily attributable to two Midwest Express aircraft that were placed in service in the second quarter.

   Other operating expenses increased by $1.0 million, or 12.9%, from 1995. The largest component of the increase was the added costs associated with being a public company. These costs included expenditures for the annual report, external audit fees, investor relations, regulatory reporting and legal fees. Other cost increases included higher insurance costs because of more aircraft, additional overnight costs for flight crews associated with the May 1 schedule change, and aircraft acquisition and transportation costs for aircraft that were acquired in Asia.

   The Company's cost per total ASM in the second quarter was impacted by the bad weather experienced in May and June 1996. Over 750 flights were cancelled during the quarter because of weather. This reduced total ASMs by about 3.5%. In addition, costs were incurred for unused meals and passenger accommodations. The Company estimates that the bad weather increased the cost per total ASM in the quarter by approximately .2 cents.

   Interest Income
   Interest income for the second quarter 1995 relates to an intercompany cash management program the Company had with Kimberly-Clark prior to the Company's initial public offering (the "Offering"). Market rates of interest were earned on the amount of cash the Company had advanced to Kimberly-Clark. Interest income in the second quarter 1996 reflects interest income the Company earned on cash and cash equivalents during the quarter.


   Other Income and Expense
   Other expense reflects the costs of the secondary public offering completed in the second quarter.

   Provision for Income Taxes
   Income tax expense for the second quarter 1996 was $4.1 million, a $1.2 million decrease from 1995. The effective tax rates for the second quarter of 1996 and 1995 were 38.4% and 39.7%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate for periods after the Offering, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Offering as if they were payable to taxing authorities.

   Net Income
   Net income for the second quarter decreased $1.5 million from 1995. The net income margin changed from 11.6% in 1995 to 8.6% in 1996.


                   Six Months Ended June 30, 1996 compared to
                         Six Months Ended June 30, 1995

   Operating Revenues
   Company operating revenues totaled $143.5 million for the six months ended June 30, 1996, a $15.5 million, or 12.1%, increase over 1995. Passenger revenues accounted for 91.4% of total revenues and increased $14.7 million, or 12.6%, from 1995 to $131.1 million. The increase is attributable to a 2.4% increase in passenger volume, as measured by revenue passenger miles, and a 10.0% increase in revenue yield.


   Midwest Express passenger revenue increased by $12.3 million, or 12.3%, from 1995 to $112.7 million. This increase was caused by a .9% increase in passengers, a 10.1% increase in revenue yield and a 1.1% increase in average passenger trip length. Total Midwest Express capacity, as measured by scheduled service ASMs, increased .7%. Although one aircraft was added to scheduled service on May 1, 1996, this capacity increase was partly offset by flight cancellations caused by poor weather and lower
   aircraft utilization in the first quarter.   Load factor increased from
   63.8% in 1995 to 64.6% in 1996. Revenue yield increased primarily because of an improved competitive environment, most significantly the discontinuation by Continental Airlines of their "Lite" product in the second quarter 1995. Yield gains were broad-based, with almost every market realizing improvement.

   Skyway passenger revenue increased by $2.4 million, or 14.6%, from 1995 to $18.4 million. This increase was caused by a 4.9% increase in passengers, a 4.5% increase in revenue yield and a 4.6% in average passenger trip length. The volume increase was attributable to two aircraft that were placed in service in the second quarter of 1995 and to an increase in load factor, from 42.8% in 1995 to 44.8% in 1996. The improvement in load factor and yield resulted in an overall increase in passenger revenue per available seat mile of 9.1%.

   Revenue from other services increased $.9 million, or 7.5%, in 1996. The Midwest Express Mastercard program, initiated in October 1995, generated $1.8 million in revenue during the six months ended June 30, 1996. This was offset by $1.0 million less revenue from maintenance contract services, as the maintenance function was fully utilized to maintain Midwest Express aircraft in 1996, and $.5 million less in charter revenue, caused by the unavailability of an aircraft dedicated to providing charter service for most of the first six months of 1996. Revenue from cargo, mail and small parcel services increased $.1 million, or 2.4%.

   Operating Expenses
   1996 operating expenses increased $16.0 million, or 14.2%, from 1995, primarily due to higher fuel prices, higher labor rates, a new profit sharing plan at Midwest Express, added costs of being a public company and pre-operating costs associated with recently acquired aircraft. Cost per total ASM increased 13.4%, from 11.0 cents in 1995 to 12.5 cents in 1996.

   Salaries, wages and benefits increased $6.2 million, or 20.1%, from 1995. On a cost per total ASM basis these costs increased 19.2%, from 3.0 cents in 1995 to 3.6 cents in 1996. Approximately 2.6 million of the labor cost change was due to increased labor rates. Most of this change was due to an adjustment in pay scales for pilots and other operations employees as previously explained. Labor costs increased $2.2 million because of accruals for Midwest Express' profit sharing and management incentive programs that were implemented on January 1, 1996.

   Aircraft fuel and oil and associated taxes increased $4.1 million, or 23.7%, from 1995. Into-plane fuel prices increased 21.2% in 1996, averaging 73.1 cents per gallon in 1996 and 60.3 cents in 1995. Of the
   12.8 cent increase, 4.3 cents is attributable to the federal fuel excise tax surcharge that airlines were subject to beginning October 1, 1995. Fuel consumption increased 2.1% because of a 2.3% increase in total aircraft flight hours.

   Commissions increased by $1.2 million, or 10.2%, due to increased passenger revenue. Of the increase, $1.0 million related to increased travel agency commissions and $.2 million to increased credit card fees.


   Dining services costs decreased $.3 million, or 3.5%, in 1996. Total dining services costs (including food, beverages, linen, catering equipment and supplies) decreased from $11.52 per Midwest Express passenger in 1995 to $11.02 in 1996. The decrease was primarily due to a reduction in costs following the negotiation of a long term contract with the primary food caterer for Midwest Express. Reduced pricing was effective January 1, 1996.

   Maintenance costs increased by $1.4 million, or 15.9%, from 1995. Midwest Express maintenance costs increased by $1.1 million, or 14.9%, and Skyway maintenance costs increased $.3 million, or 18.8%. The cost increase was caused by more total aircraft flight hours, 1.5% at Midwest Express and 3.7% at Skyway, and an increase in aircraft component repair costs at Midwest Express. In addition, Midwest Express plans to complete major airframe maintenance (D Checks) on several aircraft sooner than previously planned to facilitate aircraft maintenance and refurbishment scheduling. Maintenance accruals were increased to reflect this change.

   Aircraft rental costs increased $.6 million, or 8.0%, in 1996. Decreased lease costs associated with Midwest Express' two MD-88 aircraft were offset by the lease costs for two Midwest Express aircraft acquired in December 1995, two Skyway aircraft acquired in May 1995 and lease guarantee fees for five Midwest Express aircraft and all Skyway aircraft. The Skyway aircraft were refinanced in June 1996, eliminating the guarantee fees and resulting in slightly lower lease payments in subsequent periods.

   Other operating expenses increased by $2.0 million, or 13.3%, from 1995. The increase includes approximately $.3 million of costs associated with acquiring and transporting recently acquired Midwest Express aircraft from Asia to Milwaukee and $.1 million in relocation costs for the new headquarters office facility. Other significant cost increases included an increase in the frequent flyer liability resulting from promotions associated with the credit card program, insurance for additional aircraft, crew rooms due to flight schedule changes and higher costs associated with being a public company. The public company costs included expenditures for the annual report, external audit fees, investor relations, regulatory reporting and legal fees.

   Interest Income
   Interest income in 1995 relates to an intercompany cash management program the Company had with Kimberly-Clark prior to the Company's initial public offering in September 1995. Market rates of interest were earned on the amount of cash the Company had advanced to Kimberly-Clark. Interest income in 1996 reflects interest income on the Company's cash and cash equivalents during the first six months.


   Other Income and Expense
   Other expense primarily reflects the costs of the secondary public offering completed in the second quarter.


   Provision for Income Taxes
   Income tax expense for the first six months 1996 was $5.9 million, a decrease of $.5 million from 1995. The effective tax rates for the first six months 1996 and 1995 were 38.7% and 39.5%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate for periods after the Offering, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Offering as if they were payable to taxing authorities.

   Net Income
   Net income for the first six months decreased $.5 million from 1995. The net income margin decreased to 6.6% in 1996 from 7.7% in 1995.


                         Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $10.1 million at June 30, 1996 compared to $14.6 million at December 31, 1995. Net cash flows provided by operating activities totalled $24.9 million for the six months ended June 30, 1996. The offsetting decrease in cash and cash equivalents was due primarily to aircraft acquisitions and related modifications in 1996 totalling $28.2 million as of June 30, 1996 to be financed under sale and leaseback transactions in subsequent periods.


   As of June 30, 1996, the Company operated in a positive working capital position at $3.4 million compared to a working capital deficit of $9.8 million at December 31, 1995, reflecting increased working capital provided by operations. Historically, the Company has operated with a working capital deficit and may do so in the future.

   The Company has no debt, other than its lease commitments. As of June 30, 1996, the Company's two credit facilities, a $35.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $2.7 million that reduce the amount of available credit.


   Capital expenditures totalled $4.3 million for the six months ended June 30, 1996, not including aircraft acquisitions. Aircraft acquisitions and modifications financed by or intended to be financed by sale and leaseback transactions totalled $71.4 million during the six months ended June 30, 1996. During the six months ended June 30, 1996, the Company secured financing on modifications to the two DC-9-30 aircraft acquired in December 1995 and refinanced ten of the 19-seat aircraft under sale and leaseback transactions totalling $45.8 million. Subsequent to June 30, the Company has entered into sale and leaseback transactions on the remaining five 19-seat aircraft, recognizing proceeds of $20.3 million. During the remainder of 1996, the Company intends to finalize sale and leaseback transactions on two DC-9-30 aircraft acquired in February and April 1996, in which case the Company would be reimbursed for $9.9 million of related aircraft acquisition and modification costs incurred to June 30, 1996.

   As of June 30, 1996, leases relating to five of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Midwest Express recently exercised a right of first refusal purchase option for two DC-9-30 aircraft currently under lease, and Midwest Express anticipates either securing lease financing or purchasing these two aircraft during the third quarter 1996. After exercising the right of first refusal purchase option, only three aircraft will remain subject to leases that Kimberly-Clark has guaranteed. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1997.

                              Pending Developments

   New Aircraft - On September 9, 1996, Midwest Express will place an additional jet aircraft into scheduled service, resulting in new nonstop service between Kansas City and Boston, and between Kansas City and Omaha. Midwest Express has not announced plans for its 23rd jet, which was acquired in April and will enter service late this year. Initially, that aircraft will be used in place of the carrier's two MD-88 aircraft during January and February 1997, when one and then the other will be off-line for routine heavy maintenance.

   On July 24, 1996, the Company announced agreements to acquire three additional DC-9 aircraft, bringing its jet fleet to 26. These aircraft will be modified to Midwest Express specifications and undergo extensive maintenance inspection checks prior to entering service in the second, third and fourth quarters of 1997. The Company has not announced how it will utilize these aircraft and is currently evaluating financing alternatives.

   Labor Relations - In July 1995, the Skyway pilots elected the Air Line Pilots Association ("ALPA") as the labor union representing them for collective bargaining purposes. The Company began negotiations with ALPA in February 1996.

   Other Issues - The Company's Form 10-Q for the first quarter ended March 31, 1996, disclosed certain issues relating to sales and income tax exposures. These issues remain pending.


   PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders



   At the Company's Annual Meeting of Shareholders held on April 19, 1996, the following individuals were elected to the Board of Directors:

                                       Authority       Authority
                                        Granted        Withheld

              Timothy E. Hoeksema      5,834,703        74,700
              Albert J. DiUlio, S.J.   5,827,756        81,647
              James G. Grosklaus       5,832,234        77,169
              David H. Treitel         5,832,709        76,694


   The following proposals were approved at the Company's Annual Meeting:

                                Affirmative   Negative    Votes     Broker
                                   Votes       Votes    Abstained  Non Vote
    1. Approve the Midwest
       Express Holdings, Inc.
       1995 Stock Option Plan    5,837,162     59,871     12,370       N/A


    2. Approve the Midwest
       Express Holdings, Inc.
       1995 Stock Plan for       5,806,155     87,933     15,315       N/A
       Outside Directors

    3. Approve a change in the
       Company's state of
       incorporation to
       Wisconsin from Delaware   4,857,282    355,147      7,046   689,928


   Item 6. Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  The exhibits filed herewith or incorporated by reference are set forth on the attached Exhibit Index.

           (b)    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated April 30, 1996 with the Securities and Exchange Commission during the quarter ended June 30, 1996 to report under Item 5 the Company's reincorporation from Delaware to Wisconsin. No financial statements were required by Item 7 of Form 8-K.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Midwest Express Holdings, Inc.



   Date:    August 5, 1996            By /s/ Roland E. Breunig
                                         Roland E. Breunig
                                         Vice President, Chief Financial
                                         Officer and Treasurer

                                  EXHIBIT INDEX



   Number         Description


   (27)           Financial Data Schedule.