Form 10-Q
period 1996-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 1996-11-05
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________

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

                           Yes    X           No

   As of October 31, 1996 there were 6,325,193 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 1996



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

   PART I - Financial Statements


                        MIDWEST EXPRESS HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except  per share amounts)
                                 (Unaudited)

                                 Three Months Ended      Nine Months Ended

                                   1996      1995         1996      1995
   Operating revenues:
    Passenger service            $ 75,895  $ 63,261      $207,019  $179,725
    Cargo                           2,880     2,500         8,321     7,814
    Other                           4,348     2,085        11,236     8,241
                                 --------  --------       -------   -------
     Total operating revenues      83,123    67,846       226,576   195,780
   Operating expenses:           --------  --------       -------   -------
    Salaries, wages and benefits   20,577    16,325        57,543    47,109
    Aircraft fuel and oil          11,916     8,279        33,495    25,729
    Commissions                     7,863     6,636        20,943    18,505
    Dining services                 3,957     3,720        11,314    11,344
    Station rental, landing and
     other fees                     5,083     4,385        15,620    14,256
    Aircraft maintenance materials
     and repairs                    5,561     4,273        15,603    12,934
    Depreciation and amortization   1,857     1,937         5,648     5,607
    Aircraft rentals                3,962     3,697        12,110    11,240
    Other                           8,976     7,497        25,958    22,485
                                  -------  --------      --------  --------
     Total operating expenses      69,792    56,749       198,234   169,209
                                  -------  --------      --------  --------
   Operating income                13,331    11,097        28,342    26,571
                                  -------  --------      --------  --------

   Other income (expense):

    Interest expense                  (11)      -             (34)      (36)
    Interest income                   249       547           771     1,479
    Other                              (1)   (1,598)         (142)   (1,598)
                                 --------  --------      --------   -------

     Total other income
       (expense)                      237    (1,051)          595      (155)
                                 --------  --------      --------   -------

   Income before income taxes      13,568    10,046        28,937    26,416
   Provision for income taxes       5,211     3,741        11,154    10,207
                                 --------   -------     ---------  --------
   Net income                    $  8,357   $ 6,305     $  17,783  $ 16,209
                                 ========   =======     =========  ========

   Net income per common share  $    1.31  $   0.93(1) $     2.78 $    2.31(1)
                                 ========   =======     =========  ========

   Weighted average shares
    outstanding                 6,367,356 6,428,571     6,408,017 6,428,571
                                ========= =========     ========= =========

   (1) Pro forma

                 See notes to consolidated financial statements.

   PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                         September 30,   December 31,
                                             1996            1995
                                          (Unaudited)

     ASSETS
   Current assets:
    Cash and cash equivalents             $  33,901        $  14,626
    Accounts receivable:
     Traffic, less allowance for doubtful
       accounts of $312 and $307 at
       September 30, 1996 and December 31,
       1995, respectively                     4,344            5,229
     Other receivables:
       Kimberly-Clark Corporation and
        affiliated companies                   -                  61
       Other                                  1,367            1,659
                                           --------         --------
        Total accounts receivable             5,711            6,949
    Inventories                               3,282            2,726
    Prepaid expenses:
       Commissions                            1,271            1,996
       Other                                  2,404            1,536
                                           --------         --------
        Total prepaid expenses                3,675            3,532
    Deferred income taxes                     3,871            3,253
    Aircraft and modifications intended
     to be financed by sale and
     leaseback transactions                  16,822             -
                                           --------         --------
        Total current assets                 67,262           31,086
                                           --------         --------
   Property and equipment, at cost          114,170          107,830
    Less accumulated depreciation and
     amortization                            57,491           51,911
                                          ---------         --------
   Net property and equipment                56,679           55,919
   Landing slots and leasehold rights,
    net                                       5,310            5,556
   Other assets                                 514              272
                                           --------         --------
   Total assets                            $129,765        $  92,833
                                           ========         ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                     $    3,009       $    3,687
    Income taxes payable                      4,009            1,381
    Air traffic liability                    24,720           17,250
    Accrued liabilities:
       Vacation pay                           2,872            2,628
       Scheduled maintenance expense          5,325            4,253
       Frequent flyer awards                  2,677            2,064
       Other                                 18,460            9,664
                                           --------         --------
        Total current liabilities            61,072           40,927
                                           --------         --------
   Deferred income taxes                      9,791           13,731
   Noncurrent scheduled maintenance
    expense                                  10,190           10,483
   Accrued pension and other post
    retirement benefits                       5,686            3,748
   Other noncurrent liabilities               6,768            2,680
                                           --------         --------
   Total liabilities                         93,507           71,569
                                           --------         --------
   Stockholders' equity:
    Preferred stock, without par value,
     5,000,000 shares authorized, no
       shares issued or outstanding            -                -
    Common stock, $.01 par value,
     25,000,000 shares authorized,
     6,428,571 shares issued                     64               64
    Additional paid-in capital                9,546            9,546
    Treasury stock, 103,700 shares at
     September 30, 1996                      (2,790)            -
    Retained earnings                        29,438           11,654
                                           --------          -------
   Total stockholders' equity                36,258           21,264
                                           --------          -------
   Total liabilities and stockholders'
    equity                                 $129,765         $ 92,833
                                           ========          =======

                 See notes to consolidated financial statements.

   PART I - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                   Nine Months Ended
                                                      September 30

                                                    1996       1995
   Operating activities:
    Net income                                   $ 17,783   $ 16,209
    Items not involving the use of cash:
     Depreciation and amortization                  5,648      5,607
     Deferred income taxes                         (4,558)    (2,756)
     Other                                          2,376      1,488
    Changes in operating assets and liabilities:
     Accounts receivable                            1,239      2,836
     Inventories                                     (556)      (650)
     Prepaid expenses                                (143)       256
     Accounts payable                                (680)    (1,844)
     Income taxes payable                           2,628     (2,346)
     Accrued liabilities                           10,210      4,412
     Air traffic liability                          7,470      2,100
                                                 --------   --------
    Net cash provided by operating activities      41,417     25,312
                                                 --------   --------
   Investing activities:
    Capital expenditures                           (8,542)    (5,564)
    Aircraft acquisitions and modifications
     financed by or intended to be financed
     by sale and leaseback transactions           (85,582)    (7,723)
    Proceeds from sale of property and
     equipment                                          5        336
    Other                                            (243)       693
                                                 --------    -------
    Net cash used in investing activities         (94,362)    (4,535)
                                                 --------    -------
   Financing activities:
    Proceeds from sale and leaseback
     transactions                                  73,695      7,723
    Purchase of treasury stock                     (2,790)      -
    Net increase in advances to Kimberly-
     Clark                                           -        22,713
    Dividends to Kimberly-Clark                      -       (34,832)
    Other                                           1,315        592
                                                 --------   --------
    Net cash provided by (used in)
     financing activities                          72,220    (11,527)
                                                 --------   --------
   Net increase in cash and cash
    equivalents                                    19,275     9,250
   Cash and cash equivalents, beginning
    of period                                      14,626        -
                                                 --------   --------
   Cash and cash equivalents, end
    of period                                   $  33,901   $  9,250
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

    Basis of Presentation
    The consolidated financial statements for the nine month period ended September 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

   2. Pro Forma Condensed Income Statements

    The following unaudited pro forma condensed income statements for the three and nine month periods ended September 30, 1995, respectively, give effect to estimated changes in the Company's historical costs assuming the Company's initial public offering (the "Offering") had occurred January 1, 1995 and the Company had operated as an independent company during the three and nine month periods ended September 30, 1995. The pro forma adjustments to reflect these changes in costs include (i) a lease guarantee fee charged by Kimberly-Clark to continue to guarantee certain aircraft leases, (ii) estimated incremental administrative and management expense to reflect costs of obtaining, on an arm's length basis as an independent company, certain services that Kimberly-Clark had provided in the past, (iii) increased costs due to a new management structure, (iv) costs associated with being a publicly-owned entity, and (v) net changes in interest income and expense to reflect the Company's financial position subsequent to the Offering. Pro forma net income per common share was computed based on an assumed weighted average 6,428,571 shares of common stock outstanding.

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


                                 Three Months Ended September 30, 1995
                                               Pro Forma
                                 Historical   Adjustments    Pro Forma
                                (in thousands, except per share amount)

   Operating revenues              $ 67,846   $    -         $ 67,846
   Operating expenses                56,749         629        57,378
                                    -------   ---------       -------
   Operating income                  11,097        (629)       10,468
   Interest income (expense),
     net                                547          56           603
   Other expense                     (1,598)       -           (1,598)
                                    -------    --------       -------
   Income before income taxes        10,046        (573)        9,473
   Provision for income taxes         3,741        (223)        3,518
                                    -------     -------      --------
   Net income                     $   6,305    $   (350)    $   5,955
                                    =======     =======      ========
   Net income per common share                              $    0.93
                                                             ========


                                 Nine Months Ended September 30, 1995
                                              Pro Forma
                                 Historical   Adjustments    Pro Forma
                               (in thousands, except per share amount)

   Operating revenues             $195,780     $     -       $195,780
   Operating expenses              169,209        2,152       171,361
                                   -------      -------       -------
   Operating income                 26,571       (2,152)       24,419
   Interest income (expense), net    1,443          (67)        1,376
   Other expense                    (1,598)          -         (1,598)
	                           -------      -------       -------
   Income before income taxes       26,416       (2,219)       24,197
   Provision for income taxes       10,207         (865)        9,342
                                   -------      -------       -------
   Net income                    $  16,209     $ (1,354)    $  14,855
                                   =======      =======       =======
   Net income per common share                              $    2.31
                                                              =======

   3.  Leases

    During the second and third quarters of 1996, the Company refinanced its fifteen 19-seat aircraft by completing sale and leaseback transactions. The leases, which require periodic lease payments through early 2009 for ten of the aircraft and through 2001 for the other five aircraft, increased the Company's commitments for operating leases by $63 million.

    During the second and third quarter 1996, the Company finalized sale and leaseback transactions on three DC-9 aircraft which were put into service during 1996. The leases on these aircraft, which require periodic lease payments through 2006, increased the Company's commitments for operating leases by $19 million.


   4.  Stock Option Plan

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock options. Entities have the option of either adopting the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclosing in the financial statement footnotes the pro forma effects of the new measurement criteria. The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal years beginning after December 15, 1995.

   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
   Overview
   The Company's 1996 third quarter operating income was $13.3 million, an increase of $2.2 million from the third quarter 1995. Net income increased by $2.1 million, or 32.5%, to $8.4 million. For the first nine months of 1996, operating income was $28.3 million, an increase of $1.8 million from 1995. Year-to-date net income increased from $16.2 million to $17.8 million, or 9.7%. Year-to-date earnings per share were $2.78, a $.47, or 20.3%, increase over pro forma 1995 results.

   The Company's total revenue in the third quarter increased $15.3 million, or 22.5%, relative to the third quarter 1995, while operating costs increased by $13.0 million, or 23.0%. The favorable change in revenue in the quarter was primarily the result of improvements in passenger revenue yield, increased passenger volume resulting from service expansions in May 1996 and, to a lesser extent, in September 1996, continued improvements in Midwest Express' Omaha base of operations, and revenue from the Midwest Express credit card program. The cost increases in the third quarter were the result of higher fuel prices, higher labor costs, Midwest Express' profit sharing programs, added costs of being a public company and the service expansions in May and September 1996.

   Midwest Express' Omaha base of operations generated approximately $.9 million more in operating income in the third quarter of 1996 compared to the third quarter 1995. Revenue increased 22.7% while capacity increased 4.0%. Improvements were attained in both revenue yield and load factor. For the third quarter 1996, the Omaha operations had a passenger load factor of 60.7% and a revenue yield of 15.0 cents. This compared favorably to the third quarter 1995, when the Omaha operations had a load factor of 53.9% and revenue yield of 14.7 cents.

   Increased fuel prices in the third quarter resulted in $2.3 million of higher costs. Fuel prices were 23.3% higher during the third quarter of 1996 than in the third quarter of 1995, averaging 74.5 cents per gallon in 1996 and 60.4 cents per gallon in 1995. This difference includes the 4.3 cent federal excise tax that was effective for airlines in October 1995. Into-plane fuel prices have continued to increase in October 1996 averaging approximately 85 cents per gallon for the month.

   One additional DC-9 aircraft was placed in service in September 1996.
   This aircraft was used to provide new service between Kansas City and Boston and between Omaha and Kansas City. The latter service was supplemented by service provided by Skyway Airlines. The third quarter also benefited from the service expansion in May 1996 when two DC-9 aircraft were placed in service. One of these aircraft has been used exclusively in the charter business and the second has been used to expand scheduled service on May 1, 1996 with incremental flights in five Milwaukee-based markets.

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.


                                          Three Months Ended                  Nine Months Ended
                                             September 30,                      September 30,
                                                                    %                                     %
                                          1996          1995      Change     1996           1995       Change

   Midwest Express Operations
   Origin & Destination Passengers       366,592      330,061     11.1   1,034,204        991,811        4.3
   Revenue Passenger Miles (000's)       329,319      289,709     13.7     931,729        880,313        5.8
   Scheduled Service Available Seat
    Miles (000's)                        514,911      433,349     18.8   1,447,219      1,359,216        6.5
   Total Available Seat Miles (000's)    527,462      438,485     20.3   1,477,720      1,384,837        6.7
   Load Factor (%)                          64.0%        66.9%    -2.9        64.4%          64.8%      -0.4
   Revenue Yield                          $0.199       $0.187      6.3      $0.191         $0.176        8.9
   Cost per total ASM                     $0.117       $0.113      3.6      $0.119         $0.108       10.3
   Average Passenger Trip Length           898.3        877.7      2.3       900.9          887.6        1.5
   Number of Flights                       9,128        8,083     12.9      25,886         24,911        3.9
   Into-plane Fuel Cost per Gallon        $0.737       $0.597     23.5      $0.730         $0.597       22.3
   Full-time equivalent Employees at
    End of Period                          1,579        1,394     13.3       1,579          1,394       13.3
   Aircraft in Service at End of Period       22           19     15.8          22             19       15.8

   Skyway Airlines Operations
   Origin & Destination Passengers        82,521       78,092      5.7     235,086        223,491        5.2
   Revenue Passenger Miles (000's)        19,026       18,177      4.7      54,249         50,278        7.9
   Scheduled Service Available Seat
    Miles (000's)                         41,882       42,218     -0.8     120,590        117,301        2.8
   Total Available Seat Miles (000's)     41,923       42,218     -0.7     120,774        117,301        3.0
   Load Factor (%)                          45.4%        43.1%     2.3        45.0%          42.9%       2.1
   Revenue Yield                          $0.541       $0.495      9.4      $0.529         $0.499        6.0
   Cost per total ASM                     $0.210       $0.188     11.5      $0.212         $0.193        9.9
   Average Passenger Trip Length           230.6        232.8     -0.9       230.8          225.0        2.6
   Number of Flights                      10,805       11,175     -3.3      31,369         32,509       -3.5
   Into-plane Fuel Cost per Gallon        $0.832       $0.667     24.7      $0.804         $0.674       19.3
   Full-time equivalent Employees
    at End of Period                         235          216      8.8         235            216        8.8
   Aircraft in Service at End of Period       15           15        -          15             15          -



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

                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                      1996                 1995                 1996                 1995
                               Per Total    % of   Per Total    % of    Per Total    % of    Per Total    % of
                                  ASM     Revenue      ASM     Revenue      ASM     Revenue      ASM    Revenue

    Operating revenues:
    Passenger service             $0.133     91.3%     $0.132    93.2%     $0.130     91.4%     $0.120     91.8%
    Cargo                          0.005      3.5%      0.005     3.7%      0.005      3.7%      0.005      4.0%
    Other                          0.008      5.2%      0.004     3.1%      0.007      4.9%      0.005      4.2%
                                 -------   -------     ------   ------     ------    ------     ------    ------
    Total operating revenues       0.146    100.0%      0.141   100.0%      0.142    100.0%      0.130    100.0%

    Operating expenses:
    Salaries, wages and
     benefits                      0.036     24.7%      0.034    24.1%      0.036     25.4%      0.031     24.1%
    Aircraft fuel and oil          0.021     14.3%      0.017    12.2%      0.021     14.8%      0.017     13.1%
    Commissions                    0.014      9.5%      0.014     9.8%      0.013      9.2%      0.012      9.4%
    Dining services                0.007      4.8%      0.008     5.5%      0.007      5.0%      0.008      5.8%
    Station rental, landing
     and other fees                0.009      6.1%      0.009     6.5%      0.010      6.9%      0.010      7.3%
    Aircraft maintenance
     materials/repairs             0.009      6.7%      0.009     6.3%      0.010      6.9%      0.009      6.6%
    Depreciation and
     amortization                  0.004      2.3%      0.004     2.8%      0.003      2.5%      0.004      2.9%
    Aircraft rentals               0.007      4.8%      0.008     5.4%      0.008      5.3%      0.007      5.7%
    Other                          0.016     10.8%      0.015    11.0%      0.016     11.5%      0.015     11.5%
                                  ------    ------     ------    -----     ------     -----     ------    ------
    Total operating expenses      $0.123     84.0%     $0.118    83.6%     $0.124     87.5%     $0.113     86.4%
                                  ======    ======     ======    =====     ======     =====     ======    ======
    Total ASMs (000's)           569,385              480,703           1,598,494            1,502,137


     Note:   Numbers in this table cannot be recalculated due to rounding.




                Three Months Ended September 30, 1996 Compared to
                      Three Months Ended September 30, 1995

   Operating Revenues
   Company operating revenues totalled $83.1 million in the third quarter 1996, a $15.3 million, or 22.5%, increase over revenues for the third quarter 1995. Passenger revenues accounted for 91.3% of total revenues and increased $12.6 million, or 20.0%, from 1995 to $75.9 million. The increase is attributable to a 13.1% increase in passenger volume, as measured by revenue passenger miles, and a 6.0% increase in revenue yield.

   Midwest Express passenger revenue increased by $11.3 million, or 20.9%, from 1995 to $65.6 million. This increase was caused by a 11.1% increase in origin and destination passengers, a 6.3% increase in revenue yield and a 2.3% increase in average passenger trip length. Total capacity, as measured by scheduled service ASMs, increased 18.8% because of the addition of one aircraft in both May and September and several schedule changes that increased aircraft utilization. Load factor decreased from 66.9% in 1995 to 64.0% in 1996. Part of the decrease was caused by the lower load factor on the new flights added in May and September, which averaged a load factor of 53.2%. The yield improvement was generally the result of an improved pricing environment in the industry.

   Skyway passenger revenue increased by $1.3 million, or 14.5%, from 1995 to $10.3 million. This increase was caused by a 5.7% increase in origin and destination passengers and a 9.4% increase in revenue yield. Average passenger trip length decreased .9%. Total capacity decreased by .8%, the result of a temporary reduction in aircraft utilization to accomplish scheduled maintenance. Load factor increased from 43.1% in 1995 to 45.4% in 1996. The general improvement in Skyway revenue was caused by several schedule changes implemented in the second quarter of 1996. These changes included the elimination of several routes and the start-up of service between Milwaukee and Nashville. The above factors all contributed to record earnings contribution by Skyway in the third quarter 1996.

   Revenue from cargo, charter and other services increased $2.6 million in the third quarter 1996. The Midwest Express MasterCard program, which was initiated in October 1995, generated $1.2 million in revenue. Charter revenue increased $1.1 million because Midwest Express had one aircraft dedicated to charter operations during the third quarter 1996 and did not have a dedicated aircraft in the third quarter 1995. Revenue from cargo, mail and small parcel services increased $.4 million, or 15.2%, due to the flight schedule changes in May and September 1996.

   Operating Expenses
   1996 operating expenses increased by $13.0 million, or 23.0%, from 1995. The increase was primarily the result of higher fuel prices, higher labor costs, Midwest Express' profit sharing programs, added costs of being a public company, and the service expansions in May and September 1996. Cost per total ASM increased 3.8%, from 11.8 cents in 1995 to 12.3 cents in 1996.

   Salaries, wages and benefits increased by $4.3 million, or 26.0%. On a cost per total ASM basis, these costs increased 6.4%, from 3.4 cents in 1995 to 3.6 cents in 1996. Approximately $1.4 million of the labor cost change is due to increased labor rates. Most of this change was due to an adjustment in pay scales for pilots and other operations employees at Midwest Express effective January 1, 1996. These rate adjustments were implemented based upon industry salary surveys and management's desire to increase pay scales to maintain a competitive position within the industry. Labor costs increased $1.6 million because of accruals for Midwest Express' profit sharing and management incentive programs that were implemented on January 1, 1996. The profit sharing and incentive plans, which benefit substantially all Midwest Express employees, are based entirely on achieving certain levels of profitability, are payable annually and are accrued monthly based upon earnings to-date and projected results for the remainder of the year. The labor cost increase also reflects the addition of approximately 204 full-time equivalent employees since September 30, 1995; 185 at Midwest Express and 19 at Skyway. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1996. In addition, positions were added as a result of the increased responsibilities of being a separate stand-alone company, higher passenger volumes and regulatory requirements. Skyway added employees primarily in the operations function due to changes in regulatory requirements and to support flight schedule changes.

   Aircraft fuel and oil and associated taxes increased $3.6 million, or 43.9%, in 1996. Into-plane fuel prices increased 23.3% in 1996, averaging
   74.5 cents per gallon in 1996 and 60.4 cents per gallon in 1995. Of the price increase, 4.3 cents is attributable to the federal fuel excise tax surcharge that applied to airlines effective October 1, 1995. Fuel consumption increased by 16.7% in the quarter, primarily because Midwest Express operated 22.5% more aircraft flight hours.

   Commissions increased by $1.2 million, or 18.5%, primarily due to the 20.0% increase in passenger revenue.

   Maintenance costs increased by $1.3 million, or 30.1%, from 1995. The increase was caused by more flight hours at Midwest Express, an increase in aircraft component repair costs, the short term lease of an engine through August 1996, and an increase in airframe overhaul accruals. The latter cost increase is the result of plans to complete major airframe maintenance (D Checks) on several aircraft sooner than previously planned to facilitate aircraft maintenance and refurbishment scheduling.

   Aircraft rental costs increased by $.3 million in 1996. Midwest Express is leasing three additional aircraft in 1996. This increased cost was partially offset by lower lease costs for Skyway's fifteen turboprop aircraft that were refinanced in the second and third quarter 1996.

   Other operating expenses increased by $1.5 million, or 19.7%, from 1995. The largest component of the increase was the added costs associated with being a public company. These costs included expenditures or accruals for the annual report, external audit fees, investor relations, regulatory reporting, corporate communications, legal fees and other services. Other cost increases included higher insurance costs because of more aircraft, additional overnight costs for flight crews associated with the May and September schedule changes, increased charter costs due to additional charter volume and increased booking fees due to higher passenger volumes. These cost increases were partially offset by lower advertising and promotional costs in the third quarter.

   Interest Income
   Interest income for the third quarter 1995 relates to an intercompany cash management program the Company had with Kimberly-Clark prior to the Company's initial public offering (the "Offering"). Market rates of interest were earned on the amount of cash the Company had advanced to Kimberly-Clark. Interest income in the third quarter 1996 reflects interest income the Company earned on cash and cash equivalents during the quarter.

   Other Income and Expense
   Other expenses in the third quarter 1995 include an employee stock grant of $.9 million and costs associated with the Offering of $.7 million.

   Provision for Income Taxes
   Income tax expense for the third quarter 1996 was $5.2 million, a $1.5 million increase from 1995. The effective tax rates for the third quarter of 1996 and 1995 were 38.4% and 37.2%, respectively. The lower effective tax rate in the third quarter 1995 was the result of the tax benefits of the employee stock grant, which was valued at cost for book purposes and at market rates on the date of the contribution for tax purposes. For purposes of calculating the Company's income tax expense and effective tax rate for periods after the Offering, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Offering as if they were payable to taxing authorities.

   Net Income
   Net income for the third quarter increased $2.1 million from 1995. The net income margin changed from 9.3% in 1995 to 10.1% in 1996.

                Nine Months Ended September 30, 1996 compared to
                      Nine Months Ended September 30, 1995

   Operating Revenues
   Company operating revenues totalled $226.6 million for the nine months ended June 30, 1996, a $30.8 million, or 15.7%, increase over 1995. Passenger revenues accounted for 91.4% of total revenues and increased $27.3 million, or 15.2%, from 1995 to $207.0 million. The increase is attributable to a 6.0% increase in passenger volume, as measured by revenue passenger miles, and an 8.7% increase in revenue yield.

   Midwest Express passenger revenue increased by $23.6 million, or 15.3%, from 1995 to $178.3 million. This increase was caused by a 4.3% increase in origin and destination passengers, an 8.9% increase in revenue yield and a 1.5% increase in average passenger trip length. Midwest Express capacity, as measured by scheduled service ASMs, increased 6.5%. The increase in capacity is primarily due to the addition of two aircraft to scheduled service during May and September 1996, partly offset by flight cancellations caused by poor weather and lower aircraft utilization in the
   second quarter.   Load factor decreased from 64.8% in 1995 to 64.4% in
   1996. Revenue yield increased primarily because of an improved competitive environment, most significantly the discontinuation by Continental Airlines of their "Lite" product in the second quarter 1995, and because of improved industry pricing. Yield gains were broad-based, with almost every market realizing improvement.

   Skyway passenger revenue increased by $3.7 million, or 14.6%, from 1995 to $28.7 million. This increase was caused by a 5.2% increase in origin and destination passengers, a 6.0% increase in revenue yield and a 2.6% increase in average passenger trip length. The volume increase was attributable to two aircraft that were placed in service in the second quarter of 1995 and to an increase in load factor, from 42.9% in 1995 to 45.0% in 1996. The improvement in load factor and yield resulted in an overall increase in total revenue per available seat mile of 11.4%.

   Revenue from other services increased $3.5 million, or 21.8%, in 1996.
   The Midwest Express Mastercard program, initiated in October 1995, generated $3.0 million in revenue during the nine months ended September 30, 1996. Charter services revenue increased $.6 million year-to-date, reflecting the addition of a dedicated charter aircraft again in the second quarter 1996 after not having a dedicated charter aircraft since the second quarter 1995. Revenue from other frequent flyer agreements increased $.3 million. The revenue increase was partly offset by $1.3 million less revenue from maintenance contract services, as the maintenance function was fully utilized to maintain Midwest Express aircraft in 1996 and completed fewer services for other airlines. Revenue from cargo, mail and small parcel services increased $.5 million, or 6.5%.

   Operating Expenses
   1996 operating expenses increased $29.0 million, or 17.2%, from 1995, primarily due to higher fuel prices, higher labor costs, Midwest Express' profit sharing programs, added costs of being a public company, pre-operating costs associated with recently acquired aircraft, and the service expansions in May and September 1996. Cost per total ASM increased 10.1%, from 11.3 cents in 1995 to 12.4 cents in 1996.

   Salaries, wages and benefits increased $10.4 million, or 22.1%, from 1995. On a cost per total ASM basis these costs increased 14.8%, from 3.1 cents in 1995 to 3.6 cents in 1996. Approximately $4.0 million of the labor cost change was due to increased labor rates. Most of this change was due to an adjustment in pay scales for pilots and other operations employees as previously explained. Labor costs increased $3.8 million because of accruals for Midwest Express' profit sharing and management incentive programs that were implemented on January 1, 1996. The remainder of the change in labor costs was primarily due to an increase in the number of employees required due to expanded service and administrative requirements.

   Aircraft fuel and oil and associated taxes increased $7.8 million, or 30.2%, from 1995. Into-plane fuel prices increased 22.1% in 1996, averaging 73.6 cents per gallon in 1996 and 60.3 cents in 1995. Of the
   13.3 cent increase, 4.3 cents is attributable to the federal fuel excise tax surcharge to which airlines were subject beginning October 1, 1995. Fuel consumption increased 6.8% because of a 2.3% increase in total aircraft flight hours primarily caused by the service expansions in May and September 1996.

   Commissions increased by $2.4 million, or 13.2%, due to increased passenger revenue. Of the increase, $2.1 million related to increased travel agency commissions and $.3 million to increased credit card fees.

   Dining services costs were almost identical in 1996 and 1995 despite volume increases. Total dining services costs (including food, beverages, linen, catering equipment and supplies) decreased from $11.44 per Midwest Express passenger in 1995 to $10.94 in 1996. The decrease was primarily due to a reduction in costs following the negotiation of a long term contract with the primary food caterer for Midwest Express. Reduced pricing was effective January 1, 1996. The reduction in the cost per passenger was offset by increased passenger volume.

   Maintenance costs increased by $2.7 million, or 20.6%, from 1995. Midwest Express maintenance costs increased by $1.9 million, or 17.5%, and Skyway maintenance costs increased $.8 million, or 33.4%. The cost increase at Midwest Express was caused by 1.5% more total aircraft flight hours and an increase in aircraft component repair costs. In addition, Midwest Express plans to complete major airframe maintenance (D Checks) on several aircraft sooner than previously planned to facilitate aircraft maintenance and refurbishment scheduling. Maintenance accruals were increased to reflect this change. Increased costs at Skyway were caused by a 3.2% increase in flight hours, the expiration of warranties on some aircraft, and higher component repair costs, primarily for scheduled propeller overhauls.

   Aircraft rental costs increased $.9 million, or 7.7%, in 1996. The increase is primarily attributable to more aircraft in the fleet. Midwest Express is leasing three additional aircraft in 1996 and Skyway added two aircraft in May 1995.

   Other operating expenses increased by $3.5 million, or 15.4%, from 1995. The increase includes approximately $.6 million of costs associated with acquiring and transporting recently acquired Midwest Express aircraft from Asia to Milwaukee. Other significant cost increases included higher costs associated with being a public company, insurance for additional aircraft, increased passenger booking fees due to higher passenger volumes, more crew rooms due to flight schedule changes and higher charter costs due to increased charter volume. The increased costs were partly offset by lower advertising and promotional expenditures.

   Interest Income
   Interest income in 1995 relates to an intercompany cash management program the Company had with Kimberly-Clark prior to the Offering in September 1995. Market rates of interest were earned on the amount of cash the Company had advanced to Kimberly-Clark. Interest income in 1996 reflects interest income on the Company's cash and cash equivalents during the first nine months.

   Other Income and Expense
   Other expenses in 1996 primarily reflected the costs of the secondary public offering completed in the second quarter. Other expenses in 1995 include an employee stock grant of $.9 million and costs associated with the Offering of $.7 million.

   Provision for Income Taxes
   Income tax expense for the first nine months 1996 was $11.2 million, an increase of $.9 million from 1995. The effective tax rates for the first nine months 1996 and 1995 were 38.5% and 38.6%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate for periods after the Offering, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Offering as if they were payable to taxing authorities.

   Net Income
   Net income for the first nine months increased $1.6 million from 1995. The net income margin decreased to 7.8% in 1996 from 8.3% in 1995.

                         Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $33.9 million at September 30, 1996 compared to $14.6 million at December 31, 1995. Net cash provided by operating activities totalled $41.4 million for the nine months ended September 30, 1996. Net cash used in investing activities totalled $94.4 million, primarily due to aircraft acquisitions and related modifications in 1996 of $85.6 million which were financed by or intended to be financed by sale and leaseback transactions and due to capital expenditures of $8.5 million. Net cash provided by financing activities totalled $72.2 million, primarily due to proceeds from sale and leaseback transactions of $73.7 million offset by the purchase of treasury stock totalling $2.8 million.

   As of September 30, 1996, the Company operated in a positive working capital position at $6.2 million compared to a working capital deficit of $9.8 million at December 31, 1995, reflecting increased working capital provided by operations. Historically, the Company has operated with a working capital deficit and may do so in the future.

   The Company has no debt, other than its lease commitments. As of September 30, 1996, the Company's two credit facilities, a $35.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $7.8 million that reduce the amount of available credit.

   Capital expenditures totalled $8.5 million for the nine months ended September 30, 1996, not including aircraft acquisitions. Capital expenditures primarily consisted of built-in engine overhauls, capitalized aircraft major maintenance, two spare aircraft engines, an aircraft hush kit, and telecommunication equipment.

   Aircraft acquisitions and modifications financed by or intended to be financed by sale and leaseback transactions totalled $85.6 million during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company secured financing on the acquisition and related modifications of three newly acquired DC-9-30 aircraft and refinanced fifteen 19-seat aircraft under sale and leaseback transactions totalling $73.7 million. During the remainder of 1996, the Company intends to finalize sale and leaseback transactions on two DC-9-30 aircraft acquired during the year, in which case the Company would be reimbursed for approximately $8.8 million of related aircraft acquisition and modification costs incurred to September 30, 1996. Three additional DC-9-30 aircraft acquired during the year will be financed in 1997.

   As of September 30, 1996, leases relating to five of Midwest Express' jet aircraft were guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. During October 1996, Midwest Express completed the purchase of two DC-9-30 aircraft, which had been under lease, pursuant to the exercise of purchase options. After completing the purchase of these aircraft, only three aircraft remain subject to leases guaranteed by Kimberly-Clark. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1997.

                              Pending Developments

   New Aircraft - Midwest Express' 23rd jet will enter service in late 1996 and will be used in place of the carrier's two MD-88 aircraft during January and February 1997, when first one and then the other will be off-line for routine heavy maintenance. Three DC-9 aircraft acquired during 1996 will go into service during 1997 after extensive maintenance inspection and modification, hush kit installation and complete interior refurbishment. The airline has not announced how it will utilize those aircraft.

   Labor Relations - In July 1995, Skyway pilots elected the Air Line Pilots Association ("ALPA") as the labor union representing them for collective bargaining purposes. In October 1996, the Company and ALPA have jointly requested contract mediation by the National Mediation Board.

   Other Issues - The Company's Form 10-Q for the first quarter ended March 31, 1996, disclosed certain issues relating to sales and income tax exposures. These issues remain pending.

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed herewith or incorporated by reference are set forth on the attached Exhibit Index.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Midwest Express Holdings, Inc.


   Date:    November 5, 1996               By /s/ Timothy E. Hoeksema
                                              Timothy E. Hoeksema
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer


   Date:    November 5, 1996               By /s/ Robert S. Bahlman
                                              Robert S. Bahlman
                                              Chief Financial Officer

                                  EXHIBIT INDEX



   Number         Description

      (27)   Financial Data Schedule.