Form 10-K
period 1996-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 1997-03-26
CIK 948845

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.   20549

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


        For the fiscal year ended                      December 31, 1996



   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


    For the transition period from __________________  to___________________

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

   Securities registered pursuant
   to Section 12(b) of the Act:

       Common stock, $.01 par value               New York Stock Exchange
       Preferred Stock Purchase Rights            New York Stock Exchange
             (Title of Class)                      (Names of exchange on
                                                      which registered)


   Securities registered pursuant to
   Section 12(g) of the Act:                                None
                                                      (Title of class)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ____X___   No ________

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of voting stock held by nonaffiliates as of March 18, 1997: $235.8 million

   As of March 18, 1997 there were 6,330,863 shares of Common Stock, $.01 par value, of the registrant outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II and
   IV. Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 23, 1997 are incorporated by reference in Part III.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-K

                      For the year ended December 31, 1996

                                TABLE OF CONTENTS


   PART I                                                      Page No.


   Item 1.  Business                                                 3

   Item 2.  Properties                                               9

   Item 3.  Legal Proceedings                                       10

   Item 4.  Submission of Matters to a Vote of
            Security Holders                                        10

   Management - Executive Officers of the Registrant                11

   PART II

   Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters                             12

   Item 6.  Selected Financial Data                                 12

   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           12

   Item 8.  Financial Statements and Supplementary Data             12

   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  12

   PART III

   Item 10. Directors and Executive Officers of the
            Registrant                                              12

   Item 11. Executive Compensation                                  12

   Item 12. Security Ownership of Certain Beneficial
            Owners and Management                                   12

   Item 13. Certain Relationships and Related
            Transactions                                            12

   PART IV

   Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                     13

   SIGNATURES                                                       14

   INDEPENDENT AUDITORS' REPORT                                     15

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                  16

   EXHIBIT INDEX                                                    17

   PART I

   Item 1. Business

   Background

        Midwest Express Holdings, Inc. was reincorporated under the laws of the State of Wisconsin in 1996. Midwest Express Holdings, Inc. is a holding company, and its principal subsidiary is Midwest Express Airlines, Inc. ("Midwest Express").

        Midwest Express operates a single-class, premium service passenger jet airline that caters to business travelers and serves selected major business destinations throughout the United States and Toronto, Canada, from operations bases in Milwaukee and Omaha.

        Midwest Express evolved out of Kimberly-Clark Corporation's ("Kimberly-Clark") desire to provide a convenient and cost-effective way to meet Kimberly-Clark's internal transportation needs. Kimberly-Clark began daily, nonstop aircraft shuttle service in October 1982 for its employees traveling between Kimberly-Clark offices in two cities. Key management personnel from Kimberly-Clark who successfully operated the shuttle service became the senior management of Midwest Express.

        Midwest Express began commercial operations in 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee's General Mitchell International Airport. Milwaukee, as Midwest Express' original base of operations, has been the main focus of its route structure. Midwest Express established Omaha as its first base of operations outside Milwaukee in May 1994.

        Astral Aviation, Inc. ("Astral"), d/b/a Skyway Airlines ("Skyway"), a wholly owned subsidiary of Midwest Express, began operations in early 1994 by taking over routes that Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a code sharing agreement between Mesa and Midwest Express that expired that year. Under the agreement, Mesa operated the system beginning in 1989 as "Skyway Airlines" using Midwest Express' airline code. As of December 31, 1996, Skyway offered service in 25 Midwestern cities.

        On September 27, 1995, the stock of Midwest Express was transferred to Midwest Express Holdings, Inc. in connection with the initial public offering ("Offering") by Kimberly-Clark of 5,140,000 shares of common stock of Midwest Express Holdings, Inc. Following the Offering, Kimberly-Clark retained 1,288,571 shares of the outstanding common stock of the Company which were subsequently sold in a secondary public offering consummated on May 23, 1996. As used herein, unless the context otherwise requires, the "Company" refers to Midwest Express Holdings, Inc. and its respective predecessors, including Midwest Express Airlines, Inc. when operated as a subsidiary of Kimberly-Clark.

   Route Structure and Scheduling

        Bases of Operations

        Midwest Express currently has two bases of operations, Milwaukee and Omaha. As of December 31, 1996, Midwest Express served 24 cities from Milwaukee and was the only carrier providing nonstop service between Milwaukee and most Midwest Express destinations. To increase utilization of aircraft, Midwest Express provides seasonal service from Milwaukee to four cities, Tampa, Ft. Myers, Ft. Lauderdale and Phoenix, which generally begins in mid-December and operates through April. Although nine other jet airline carriers serve Milwaukee's airport, these carriers (other than American Trans Air) only provide nonstop flights between Milwaukee and their respective operations' hubs.

        From Omaha, Midwest Express provides nonstop service to cities that include Los Angeles, San Diego (connecting service on weekdays), Milwaukee, Newark, and Washington D.C. Passengers in Omaha can also travel to most other cities in the Midwest Express route system via connections through Milwaukee. Although 10 other jet airline carriers serve Omaha's airport, these carriers (other than Southwest Airlines and Airtran Airways) only provide nonstop flights between Omaha and their respective hubs.

        Integration of Skyway Operations

        Midwest Express coordinates Skyway routes and schedules. The Company primarily has sought to provide Skyway service to communities where there is the opportunity to complement Midwest Express service by giving passengers on short haul, low density routes to Milwaukee the ability to connect to Midwest Express flights without switching carrier systems. To enhance aircraft utilization, Skyway also seeks to identify short haul, low density point-to-point routes where there is likely to be a consistent demand for air service even though there is no Milwaukee connection. As of December 31, 1996, Skyway offered flights in 25 cities, generally in the northern Midwest of the United States, and Toronto, Canada.

   Customer Service

        Overall

        Midwest Express has consistently emphasized, and been recognized by the public for, its premium customer service which is a principal factor that distinguishes Midwest Express from other airlines. In 1996, the editors of Air Transport World honored Midwest Express with their "Passenger Services Award," the first time a U.S. airline has earned the award since 1978. Conde Nast Traveler magazine readers rated Midwest Express "Top Domestic Airline" in 1995 and 1996. In 1995, the Zagat Airline Survey of frequent travelers rated Midwest Express as the best U.S. airline. It also ranked Midwest Express as the fourth best airline in the world, with no other U.S. airline ranked in the top ten. The June 1995 issue of a leading consumer magazine reported Midwest Express as "Best Airline" based on its 1994 survey of about 120,000 readers. In 1996, a leading consumer travel report awarded Midwest Express the designation as the best U.S. airline for the fifth consecutive year.

        Midwest Express has accomplished its unique level of customer service through such tangible amenities as a more comfortable seating configuration, quality cuisine and complimentary wine and champagne, as well as such intangibles as the accommodating attitude of Midwest Express employees. Although Skyway has less opportunity to provide premium service due to the limited duration of its flights, it also focuses on superior customer service within the regional airline industry.

        Premium Seating

        Each Midwest Express aircraft is configured with two leather-covered seats on each side of the aisle that are larger than coach seats on most other airlines (21 inches wide at the seat cushion compared to 17 to 18 inch wide standard coach seats). There are no middle seats. Midwest Express has continued to be recognized by a leading consumer travel report, most recently in June 1995, as having the most comfortable coach seats in its periodic surveys of U.S. airlines. The number of seats in each aircraft is also 15 - 20% fewer than the number of seats that major airlines typically install in the same type of aircraft.

        Dining Services

        The high quality of Midwest Express cuisine has been recognized repeatedly in customer surveys. Breakfast and dinner menus consist typically of a choice of two entrees. Midwest Express offers complimentary champagne on breakfast flights and complimentary wine on other flights. Midwest Express spends about twice as much per revenue passenger meal when compared to an industry average for major carriers.

   Fare Pricing and Yield Management

        Airlines generally offer a range of fares that are distinguished by restrictions on use, such as the times of day and days of the week for travel, length of stay and minimum advance booking period. Midwest Express and Skyway generally offer the same range of fares that their competitors offer, although there are exceptions in particular markets where Midwest Express will discount certain categories of fares more than its competition or will charge a premium in markets.

        The number of seats an airline offers within each fare category is also an important factor in pricing. Midwest Express monitors the inventory and pricing of available seats with a computer-assisted yield management system. The system enables Midwest Express' yield management analysts to examine Midwest Express' and Skyway's historical demand and increases the analysts' opportunity to establish the optimal allocation of the number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and actual booking levels, with the objective of optimizing the number of passengers and the fares paid on future flights to maximize revenues.

   Marketing

        Travel Agency Relationships

        Midwest Express sells approximately 77% of its tickets through travel agents. The Company maintains its own reservations center at its headquarters for Midwest Express and Skyway flights. As with most travel agencies, the Company's reservations center obtains airline information, makes reservations and sells tickets through a computer reservation system ("CRS"). The Company has a contract to use the SABRE CRS until 2001.

      Frequent Flyer Program

        The Company operates a frequent flyer program under which mileage credits are earned by flying on Midwest Express, Skyway or other participating airlines (including Virgin Atlantic Airways and Swissair) and by using the services of participating hotels (including Wyndham, Hilton and Loews), car rental firms (including Hertz, Alamo, National and
   Avis), MCI telecommunications and Elan MasterCard. Members can redeem frequent flyer miles for travel on Midwest Express (20,000 miles for member and 15,000 for companion), Skyway or other participating airlines. In addition to free travel, miles can be redeemed for services of participating hotels and car rental firms. The program is designed to enhance customer loyalty and thereby retain and increase the business of frequent travelers by offering incentives for their continued patronage.

        The Company's Frequent Flyer program includes a Mutual Miles program whereby members in Northwest Airlines' WorldPerks frequent flier program and Midwest Express' Frequent Flyer members maintain their separate accounts, but can choose to redeem award travel on either carrier or can combine certain mileage from both programs to reach an award level. In October 1995, the Company introduced the Midwest Express MasterCard in conjunction with Elan Financial Services of Illinois ("Elan"). The program allows Midwest Express to offer a co-branded credit card to its Frequent Flyer members and other members of the public to induce them to become Frequent Flyers. The Company generates income by selling Frequent Flyer miles to Elan, which awards the miles to cardholders for charges on their credit cards.

        As of year end 1996 and 1995, the Company had approximately 828,000 and 713,000 members enrolled in its Frequent Flyer program, respectively. The Company estimates that as of December 31, 1996 and 1995, the total available awards under the Frequent Flyer program were 64,000 and 45,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 16,100 and 8,500 during 1996 and 1995. Free travel awards accounted for 3.2% of total Company revenue passenger miles during 1996. Midwest Express does not believe that usage of Frequent Flyer awards results in any significant displacement of revenue passengers.

        The Company accounts for its frequent flyer obligation on the accrual basis using the incremental cost method. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost includes the cost of meals, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The accrual is based on estimated redemption percentages applied to actual mileage recorded in members' accounts. For purposes of calculating the Frequent Flyer accrual, the Company anticipates that approximately 63% of outstanding awards will be redeemed. No liability is recorded for hotel or car rental award certificates that are to be honored by other parties because there is no cost to Midwest Express for such awards.

   Related Businesses

        Midwest Express also offers ancillary airline services directly to customers, including freight services and aircraft charters. The freight business consists of transporting freight, United States mail and counter-
   to-counter packages on regular passenger flights.   During 1996, Midwest
   Express configured and placed into service a DC-9-10 jet aircraft specifically for the purpose of providing charter services. The primary customers of aircraft charter services are athletic teams, business groups and tour operators.

   Competition

        The Company competes with other air carriers between all cities it serves. Many of the Company's competitors have elaborate route structures that transport passengers to hub airports for transfer to many destinations, including those served by Midwest Express and Skyway. Some competitors offer flights from cities served by Midwest Express to more than one of their hub airports, permitting them to compete in markets by offering multiple routings. For many markets that Midwest Express serves from Milwaukee and Omaha, the competition does not provide nonstop service, but that condition could change. In some markets, Skyway and Midwest Express also compete against ground transportation.

        The Company has the largest market share of passengers at Milwaukee. In 1996, the Company carried 30.8% of passengers boarded in Milwaukee, while Northwest Airlines, which has the second largest share, carried 22.5%. In Omaha, Midwest Express had 5.3% of the market based upon passengers boarded in 1996, compared to 29.5% boarded by United Airlines and 12.5% by Southwest Airlines, the carriers with the two largest market shares.

        In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower cost substitutes to air travel.

   Employees

        As of December 31, 1996, Midwest Express had 1,815 employees (337 of whom were part-time and 34 of whom were intermittents) and Skyway had 265 employees (41 of whom were part-time). The categories of employees were as indicated on the following table:

                                        Employees as of December 31, 1996
                                                  Midwest   Skyway
                                                  Express
             Employee Categories

             Flight Operations                        258      141
             Inflight                                 314        -
             Passenger Services                       553       67
             Maintenance                              268       44
             Reservations & Marketing                 264        -
             Revenue Accounting & Finance             100        7
             Administrative                            58        6
                                                    -----    -----
             Total                                  1,815      265
                                                    =====    =====

        The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest Express' fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables Midwest Express to schedule employees when they are needed. Part-time employees are eligible for the Company's benefits program, subject to certain restrictions and co-pay requirements, because doing so enables the Company to attract quality employees and reinforces the value the Company places on part-time employees

        Labor Relations

        In July 1995, Skyway pilots elected the Air Line Pilots Association ("ALPA"), a labor union, to represent them for collective bargaining purposes. Currently, the Company and ALPA have commenced negotiations and are in the process of mediation by the National Mediation Board. No other Company employees are represented by labor unions. The Company believes management and its employees have had excellent relations.

   Regulation

        General

        The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, CRS's and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It also is authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

        The Federal Aviation Administration ("FAA") regulates the Company's aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, security, weather observation, flight and duty time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

        The Company also is subject to regulations or oversight by federal agencies other than the DOT and FAA. The antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; and the utilization of radio facilities is regulated by the Federal Communications Commission. Also, the Company is generally regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws.

        During 1996, the White House Commission on Aviation Safety and Security ("Commission") was formed to recommend aviation safety measures for the airline industry. The Commission has issued a summary of draft recommendations that include more detailed inspections of aging aircraft, new airline fees for upgrading air traffic control and several security-related items. The Company believes these recommendations, once instituted, will result in increased operating costs, the effect of which cannot be estimated at this time.

        Noise Abatement

        The federal Airport Noise and Capacity Act of 1990 ("ANCA") was intended to convert the nation's commercial jet service to quieter Stage 3 operations by requiring phaseout of Stage 2 operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. The FAA regulations that implement ANCA require carriers to reduce the number of Stage 2 aircraft operated by one of two methods. Midwest Express has chosen to comply with ANCA by operating a fleet that is 65% Stage 3 by the end of 1996, 75% Stage 3 by the end of 1998, and 100% Stage 3 by the end of 1999. As of December 31, 1996, Midwest Express operated 14 Stage 3 aircraft and eight Stage 2 aircraft.

        ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures that do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. As the result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, prohibition on operations during night time hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. While the Company has had sufficient operational and scheduling flexibility to accommodate local noise restrictions imposed to the present, its operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

        Safety

        In compliance with FAA regulations, the Company's aircraft are subject to many different levels of maintenance or "checks" and periodically go through complete overhauls. Maintenance efforts are monitored by the FAA, with FAA representatives typically on-site.
   Although both Midwest Express and Skyway are subject to FAA safety regulations, the regulations that govern aircraft with 30 seats or fewer were less stringent than the regulations applicable to aircraft with more than 30 seats. In March 1997, Skyway completed its conversion to certain FAA regulations that require smaller aircraft operations to conduct business under more stringent rules previously applicable only to aircraft with more than 30 seats.

        Slots

        The FAA's regulations currently permit the buying, selling, trading and leasing of certain airline slots at Chicago's O'Hare, New York's La Guardia and Kennedy International and Washington D.C.'s National airports. A slot is an authorization to take off or land at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disapprove any such transfer.

        The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bi-monthly basis. Failure to do so without a waiver of the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, the slot regulations provide that slots may be withdrawn by the FAA at any time without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation). Midwest Express' ability to increase its level of operations at certain domestic cities currently served is affected by the number of slots available for takeoffs and landings.

   Aircraft Fuel

        Because fuel costs constitute a significant portion of the Company's operating costs (approximately 17% and 15% in 1996 and 1995, respectively), significant changes in fuel costs would materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that can affect the supply of fuel, and the Company cannot predict near or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of the Company's fleet. See "Item 2. Properties-Fleet Equipment."

   Item 2. Properties

   Fleet Equipment

        As of December 31, 1996, Midwest Express' fleet in service consisted of 22 McDonnell Douglas jet aircraft; consisting of eight DC-9-10 series aircraft, twelve DC-9-30 series aircraft and two MD-88 aircraft. Fourteen aircraft meet Stage 3 noise requirements. None of the aircraft owned by Midwest Express is subject to liens to secure obligations.

   MIDWEST EXPRESS AIRLINES AIRCRAFT

                                                                    Date of         Stage
   Tail #               Type          # of Seats   Owned/Leased   Manufacture       Type

   601ME                MD-88              112        Leased      08/22/89              3
   701ME                MD-88              112        Leased      09/21/89              3
   202ME              DC-9-30               84        Leased      06/26/75              3
   203ME              DC-9-30               84        Leased      07/07/75              3
   204ME              DC-9-30               84        Leased      07/25/75              3
   206ME              DC-9-30               84        Leased      05/07/79              3
   207ME              DC-9-30               84        Leased      07/06/79              3
   209ME              DC-9-30               84        Leased      06/18/76              3
   502ME              DC-9-30               84         Owned      06/10/80              3
   602ME              DC-9-30               84         Owned      07/21/80              3
   302ME              DC-9-30               84         Owned      11/08/67              2
   501ME              DC-9-30               84         Owned      12/15/67              2
   401ME              DC-9-30               84         Owned      01/02/68              2
   301ME              DC-9-30               84         Owned      01/11/68              2
   500ME              DC-9-10               60         Owned      06/05/65              3
   300ME              DC-9-10               60         Owned      01/22/66              3
   600ME              DC-9-10               60         Owned      02/06/66              3
   800ME              DC-9-10               60         Owned      02/16/66              2
   700ME              DC-9-10               60         Owned      07/14/66              3
   400ME              DC-9-10               60         Owned      07/29/66              2
   900ME              DC-9-10               60         Owned      08/18/66              2
   080ME              DC-9-10               60         Owned      10/30/66              2


        The two MD-88 aircraft leases expire in 1998. Six DC-9-30 operating leases expire as follows: three in 2001 and three in 2006.

        The Company has acquired four DC-9-30 aircraft that were not placed into service by December 31, 1996. The Company has entered into ten-year operating leases on two of these aircraft and intends to finance the other two with operating leases. These aircraft will enter service during 1997.

        Skyway acquired all new Beechcraft 1900D turboprop aircraft, starting with its first delivery on January 11, 1994, through the delivery of its fifteenth airplane on May 18, 1995. Skyway leases the aircraft from a group of financial institutions with initial lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008.

   Facilities

        The Company has secured long-term use of gates and hangar and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 14 gates at the Milwaukee airport, including ticket counter, baggage handling and operations space. In 1989, the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport that will allow the Company to exercise a series of five-year options to extend the lease for 60 years.

        In 11 of the other 24 cities Midwest Express served as of December 31, 1996, gates at the airport were leased directly from the airport authority. For the other 13 cities, Midwest Express subleased gates from other carriers. In Omaha, Midwest Express has exclusive rights to two gates.

        Skyway has secured long term leases of facilities at Milwaukee's airport. Skyway owns an office and aircraft hangar facility at the airport. The land on which this facility is located is leased until 2010. Skyway leases one gate from the Milwaukee airport, under terms that extend until 2010, and also utilizes one Midwest Express gate. Skyway can park several aircraft in the ramp area serviced by these gates.

   Item 3. Legal Proceedings

        A Commissioner of the Equal Employment Opportunity Commission ("EEOC") filed charges against the Company on July 8, 1992, pursuant to Title VII of the Civil Rights Act of 1964, as amended, that pertained to the Company's practices since January 1, 1989. On October 20, 1994, the Milwaukee office of the EEOC issued a decision finding that reasonable cause existed to believe the Company violated Title VII by: (a) engaging in recruitment practices which discriminate against Blacks (as such term is defined in Title VII); (b) failing to hire Blacks for flight service representative, aircraft groomer and aircraft mechanic positions; (c) failing to hire and assign Blacks into entry-level supervisory and management positions; and (d) failing to maintain proper records on its employment process in accordance with Section 709 (c)(1) of Title VII and the Uniform Guidelines Employee Selection Procedures.

        Based on these charges and the EEOC's subsequent decision, the EEOC proposed a conciliation agreement that would have involved costs to the Company of approximately $1,500,000. The Company has denied the allegations by the EEOC, has rejected the conciliation agreement and intends to vigorously defend itself against the charges unless a settlement can be reached that would make it economically impractical to contest the charges. To date, the Company has not established any reserve with respect to these charges.

        In addition to the pending EEOC charges, the Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.

   Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

   MANAGEMENT

   Executive Officers of the Registrant

        The executive officers of the Company as of March 1, 1997 together with their ages, positions and business experiences are described below:


    NAME                                AGE    POSITION

    Timothy E. Hoeksema                 50     Chairman of the Board,
                                               President and Chief Executive
                                               Officer and Director

    Brenda F. Skelton                   41     Senior Vice President   -
                                               Marketing and Customer
                                               Service and Director

    Dennis J. Crabtree                  56     Senior Vice President   -
                                               Operations

    Robert S. Bahlman                   38     Vice President, Chief
                                               Financial Officer and
                                               Treasurer

    Carol Skornicka                     55     Vice President, General
                                               Counsel and Secretary

    Rex J. Kessler                      49     Vice President  -  Technical
                                               Services

    Carol J. Reimer                     47     Vice President  -  Human
                                               Resources

    Dennis J. O'Reilly                  41     Assistant Treasurer/Director
                                               of Investor Relations

    David C. Reeve                      51     President and Chief Executive
                                               Officer of  Astral Aviation,
                                               Inc.


        Timothy E. Hoeksema has been a director, the Chairman of the Board, President and Chief Executive Officer of the Company since 1983. Mr. Hoeksema was appointed President - Transportation Sector of Kimberly-Clark in 1988 and resigned from all positions with Kimberly-Clark as of August 1, 1995.

        Brenda F. Skelton has served as the Senior Vice President-Marketing and Customer Service of the Company since March 1995. Prior thereto, Ms. Skelton served as Vice President of Marketing for the Company from February 1993 to March 1995. Ms. Skelton also served as Director of Marketing Programs for the Company from April 1987 to February 1993.

        Dennis J. Crabtree has served as Senior Vice President-Operations of the Company since September 1995 after joining the Company as Vice President-Operations in May 1995. From July 1994 to May 1995, Mr. Crabtree served as Vice President-Safety and Regulatory Compliance for Continental Airlines, Inc. From January 1993 to July 1994, Mr. Crabtree served as the President of Continental Express, Inc. From March 1989 to January 1993, Mr. Crabtree served as the Staff Vice President-Safety and Regulatory Compliance for Continental Airlines, Inc.

        Robert S. Bahlman has served as the Vice President, Chief Financial Officer and Treasurer of the Company since December 1996. Mr. Bahlman served as the Controller for the Company from September 1995 to December 1996. Prior thereto, Mr. Bahlman also served as the Financial Manager of the Company from July 1990 to August 1995.

        Carol Skornicka has served as Vice President, General Counsel and Secretary of the Company since May 1996. Ms. Skornicka formerly served as Secretary of the Wisconsin Department of Industry, Labor and Human Relations, a position she held from 1991 until joining the Company.

        Rex J. Kessler has served as Vice President-Technical Services for the Company since September 1995. Prior thereto, Mr. Kessler served as Director-Maintenance of the Company from December 1987 to August 1995.

        Carol J. Reimer has served as Vice President-Human Resources of the Company since September 1995. Prior thereto, Ms. Reimer served as Director-Human Resources for the Company from its commencement of operations to August 1995 and as Director-Human Resources for K-C Aviation Inc. from December 1982 to August 1995.

        Dennis J. O'Reilly has served as the Assistant Treasurer of the Company since February 1996. Prior thereto, Mr. O'Reilly served as Business Analyst for the Company from November 1990 to January 1996.

        David C. Reeve has served as President and Chief Executive Officer of Astral Aviation Inc. since March 1997. Prior thereto, Mr. Reeve served as Director of Flight Operations for DHL Airways from June 1991 to February 1997.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

             The information required in this Item is incorporated by reference to discussions of the share repurchase program in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23 and to "Shareholder Information" on page 36 of the Company's 1996 Annual Report to Shareholders.

   Item 6.   Selected Financial Data

             The information required in this Item is incorporated by reference to page 18 of the Company's 1996 Annual Report to Shareholders.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The information required in this Item is incorporated by reference to pages 19 through 23 of the Company's 1996 Annual Report to Shareholders.

   Item 8.   Financial Statements and Supplementary Data

             The information required in this Item is incorporated by reference to pages 24 through 36 of the Company's 1996 Annual Report to Shareholders.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Not applicable.

   PART III

   Item 10.  Directors and Executive Officers of the Registrant

             The information required in this Item is set forth under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," incorporated herein by reference, from pages 1-4 and pages 20-21, respectively, of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997 and "Executive Officers of the Registrant" in Part I following Item 4.

   Item 11.  Executive Compensation

             The information required in this Item is set forth under the heading "Executive Compensation," incorporated herein by reference, from pages 7-13 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

             The information required in this Item is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference, from pages 5-6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997.

   Item 13.  Certain Relationships and Related Transactions

             The information required in this Item is set forth under the heading "Certain Transactions," incorporated herein by reference, from pages 14-16 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997.


                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1)    Financial Statements:

             The consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ending December 31, 1996, together with the report thereon of Deloitte & Touche LLP, dated January 31, 1997, appear on pages 25 through 35 of the Company's Annual Report to Shareholders, and are incorporated herein by reference.

   (a)(2)    Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts

        Schedules not included have been omitted because they are not applicable.

   (b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

   (c) Exhibits:

        The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MIDWEST EXPRESS HOLDINGS, INC.
                                 Registrant

    March 26, 1997            By /s/ TIMOTHY E. HOEKSEMA
                                 Timothy E. Hoeksema
                                 Chairman of the Board,
                                 President and Chief Executive
                                 Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

   Signature                               Capacity


   /s/ TIMOTHY E. HOEKSEMA            Chairman of the Board of Directors,
   Timothy E. Hoeksema                President and Chief Executive Officer
                                      (Principal Executive Officer)



   /s/ BRENDA F. SKELTON              Senior Vice President - Marketing and
   Brenda F. Skelton                  Customer Service and Director



   /s/ ROBERT S. BAHLMAN              Vice President,
   Robert S. Bahlman                  Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)



   /s/ JOHN F. BERGSTROM              Director
   John F. Bergstrom



   /s/ OSCAR C. BOLDT                 Director
   Oscar C. Boldt



   /s/ ALBERT J. DIULIO, S.J.         Director
   Albert J. DiUlio, S.J.



   /s/ JAMES G. GROSKLAUS             Director
   James G. Grosklaus



   /s/ RICHARD H. SONNENTAG           Director
   Richard H. Sonnentag



   /s/ FREDERICK P. STRATTON, JR.     Director
   Frederick P. Stratton, Jr.



   /s/ DAVID H. TREITEL               Director
   David H. Treitel



   /s/ JOHN W. WEEKLY                 Director
   John W. Weekly

   INDEPENDENT AUDITORS' REPORT

   To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.
     Oak Creek, Wisconsin

   We have audited the financial statements of Midwest Express Holdings, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Midwest Express Holdings, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



   DELOITTE & TOUCHE LLP

   Milwaukee, Wisconsin
   January 31, 1997

    Schedule II
    MIDWEST EXPRESS HOLDINGS, INC.
    VALUATION AND QUALIFYING ACCOUNTS



                                      Balance at     Additions                    Balance at
                                     Beginning of    Charged to    Deductions       End of
                                         Year         Expense     from Reserve       Year

    Allowance for doubtful accounts:
       Year ended December 31, 1996    $307,000       $218,000     $(318,000)      $207,000
       Year ended December 31, 1995    $125,000       $317,000     $(135,000)      $307,000
       Year ended December 31, 1994    $  94,000      $115,000     $ (84,000)      $125,000


                                    EXHIBIT INDEX
                            MIDWEST EXPRESS HOLDINGS, INC.
                              ANNUAL REPORT ON FORM 10-K

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

    Exhibit No.                         Description

    ( 3.1) Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
              Statement  on  Form  8-B filed  May  2, 1996  (File  No. 1-
              13934)).

    ( 3.2)    Bylaws, as amended through December 4, 1996.

    ( 3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

    ( 4.1) Credit Agreement among Firstar Bank Milwaukee, N.A., M & I Marshall & Ilsley Bank, Bank One, Milwaukee, N.A. and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

    ( 4.2) Credit Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

    ( 4.3) Rights Agreement, dated February 14, 1996, between the Company and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).

    ( 4.4) Amendment to the Rights Agreement, dated April 19, 1996, between the Company and Firstar Trust Company
              (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

    (10.1) Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988 (incorporated by reference to
              Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-95212) (the "S-1")).

    (10.2) Airline Lease, as amended, between Milwaukee County and Midwest Express, dated October 1, 1984 (incorporated by reference to Exhibit 10.5 to the S-1).

    (10.3)    Omaha  Airport  Authority  Agreement and  Lease  at  Eppley
              Airfield  with  Midwest   Express  between   the   Airport
              Authority  of  the  City  of  Omaha  and  Midwest   Express
              (incorporated by reference to Exhibit 10.6 to the S-1).

    (10.4) Airline Lease, as amended, between Milwaukee County and Astral, dated November 23, 1994 (incorporated by reference to Exhibit 10.7 to the S-1).

    (10.5) Lease Agreement between Milwaukee County and Phillip Morris Incorporated, dated October 7, 1982, to which Astral has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the
              S-1).

    (10.6) Building Lease between Chocolate Chip Limited Partnership and Midwest Express, dated June 30, 1995 (incorporated by reference to Exhibit 10.9 to the S-1).

    (10.7) Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., Midwest Express Holdings, Inc., Midwest Express Airlines, Inc., and Astral Aviation, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

    (10.8) Guarantee Fee Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

    (10.9) Employee Matters Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit
             10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

    (10.10) Stock Agreement between K-C Nevada, Inc. and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit No. 2 to the
              Schedule 13D of Kimberly-Clark Corporation filed on October 10, 1995 with respect to the common stock, $.01 par value, of the Company).

    (10.11)* Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through December 3, 1996.

    (10.12)* Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through September 18, 1996.

    (10.13)*  Annual   Incentive   Compensation  Plan,   amended  through
              February 13, 1997.

    (10.14)*  Supplemental Benefits  Plan (incorporated  by reference  to
              Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

    (10.15)* Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema, Brenda F. Skelton, Dennis J. Crabtree and Carol Skornicka (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

    (10.16)* Form of Key Executive Employment and Severance Agreement between the Company and each of Robert S. Bahlman, Rex J. Kessler, Carol J. Reimer, David C. Reeve and Dennis J. O'Reilly (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

    (13) The 1996 Annual Report to Shareholders (to the extent incorporated by reference herein).

    (23)     Consent of Deloitte & Touche LLP, Independent Auditors.

    (27)     Financial Data Schedule.
   __________________
   *  A management contract or compensatory plan or arrangement.