Form 10-Q
period 1997-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 1997-05-12
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

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

                           Yes    X           No

   As of April 29, 1997, there were 6,330,863 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 1997



                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                    Page
                                                                    No.
          Item 1. Financial Statements (unaudited)

                   Consolidated Statements of Income                   3

                   Consolidated Balance Sheets                         4

                   Consolidated Statements of Cash Flows               5

                   Unaudited Notes to Consolidated Financial           6
                    Statements

          Item  2.    Management's Discussion and Analysis of
                      Results of Operations and Financial Condition    7


                         PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                  14

          SIGNATURES                                                  15

          EXHIBIT INDEX                                               16

   PART I - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
   Operating revenues:
        Passenger service                            $ 71,428      $ 60,915
        Cargo                                           2,593         2,598
        Other                                           5,899         3,095
                                                     --------      --------
            Total operating revenues                   79,920        66,608
                                                     --------      --------
   Operating expenses:
        Salaries, wages and benefits                   21,409        17,868
        Aircraft fuel and oil                          13,402        10,302
        Commissions                                     7,119         5,730
        Dining services                                 3,825         3,477
        Station rental, landing and
            other fees                                  6,616         5,344
        Aircraft maintenance materials and
            repairs                                     5,910         5,273
        Depreciation and amortization                   2,101         1,889
        Aircraft rentals                                4,262         4,076
        Other                                           8,803         8,233
                                                      -------       -------
            Total operating expenses                   73,447        62,192
                                                      -------       -------
   Operating income                                     6,473         4,416
                                                      -------       -------
   Other income (expense):
        Interest income                                   300           267
        Other                                              (4)          (11)
                                                      -------       -------
            Total other income (expense)                  296           256
                                                      -------       -------

   Income before income taxes                           6,769         4,672
   Provision for income taxes                           2,538         1,836
                                                      -------       -------
   Net income                                        $  4,231       $ 2,836
                                                      =======       =======
   Net income per common share                       $   0.67       $  0.44
                                                      =======       =======

   Weighted average shares
        outstanding                                 6,330,415     6,428,571
                                                    =========     =========


   See notes to consolidated financial statements.

   PART I - Financial Statements

                     MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                                   March 31,   December 31,
                                                      1997          1996
                                                   (Unaudited)
            ASSETS
   Current assets:
        Cash and cash equivalents                   $  25,541     $  27,589
        Accounts receivable:
            Traffic, less allowance for doubtful
              accounts of $265 and $207 at March 31,
              1997 and December 31, 1996,
              respectively                              4,720         4,639
            Other receivables                             397           592
                                                    ---------      --------
          Total accounts receivable                     5,117         5,231
        Inventories                                     3,002         3,122
        Prepaid expenses                                6,051         4,247
        Deferred income taxes                           3,324         3,334
        Aircraft and modifications intended to be
              financed by sale and leaseback
              transactions                             14,108         9,046
                                                    ---------      --------
              Total current assets                     57,143        52,569
                                                    ---------      --------
   Property and equipment, at cost                    135,831       130,792
        Less accumulated depreciation                  62,546        59,889
                                                    ---------      --------
   Net property and equipment                          73,285        70,903
   Landing slots and leasehold rights, net              5,146         5,228
   Other assets                                           652           435
                                                    ---------      --------
   Total assets                                      $136,226      $129,135
                                                    =========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
        Accounts payable                           $    3,634    $    3,684
        Income taxes payable                              914        -
        Air traffic liability                          29,885        22,043
        Accrued liabilities:
        Scheduled maintenance expense                   5,686         5,961
            Profit sharing                                964         5,345
        Vacation pay                                    2,959         2,957
            Frequent Flyer awards                       2,925         2,869
            Other                                      14,244        15,504
                                                    ---------      --------
          Total current liabilities                    61,211        58,363
                                                    ---------      --------
   Deferred income taxes                                9,930         9,894
   Noncurrent scheduled maintenance expense             7,206         7,771
   Accrued pension and other postretirement
        benefits                                        6,733         6,138
   Other noncurrent liabilities                         6,542         6,628
                                                    ---------      --------
   Total liabilities                                   91,622        88,794
                                                    ---------      --------

   Shareholders' equity:
        Preferred stock, without par value,
            5,000,000 shares authorized, no
            shares issued or outstanding                 -             -
        Common stock, $.01 par value, 25,000,000
            shares authorized, 6,428,571
            shares issued                                  64            64
        Additional paid-in capital                      9,547         9,545

             Treasury stock, at cost                   (2,642)       (2,672)

        Retained earnings                              37,635        33,404
                                                    ---------      --------
   Total shareholders' equity                          44,604        40,341
                                                    ---------      --------
   Total liabilities and shareholders' equity        $136,226      $129,135
                                                    =========      ========


   See notes to consolidated financial statements.

   PART I - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                            March 31
                                                       1997          1996
   Operating activities:
        Net income                                   $  4,231      $  2,836
        Items not involving the use of cash:
            Depreciation and amortization               2,101         1,889
            Deferred income taxes                          46          (756)
            Other                                       1,062           729
        Changes in operating assets and liabilities:
            Accounts receivable                           114         1,438
            Inventories                                   120           456
            Prepaid expenses                           (1,804)          666
            Accounts payable                              (50)         (709)
            Income taxes payable                          914         1,481
            Accrued liabilities                        (5,858)        4,186
            Air traffic liability                       7,842           432
                                                    ---------      --------
        Net cash provided by operating activities       8,718        12,648
                                                    ---------      --------
   Investing activities:

        Capital expenditures                           (5,468)       (4,954)
        Aircraft acquisitions and modifications
            financed by or intended to be
            financed by sale and leaseback
            transactions                               (5,063)       (3,449)
        Proceeds from sale of property and equipment        4          -
        Other                                            (215)          (32)
                                                    ---------     ---------
        Net cash used in investing activities         (10,742)       (8,435)
                                                    ---------     ---------

   Financing activities:
        Other                                             (24)        1,458
                                                    ---------     ---------
        Net cash (used in) provided by financing
            activities                                    (24)        1,458
                                                    ---------     ---------
   Net (decrease) increase in cash and
        cash equivalents                               (2,048)        5,671

   Cash and cash equivalents, beginning of period      27,589        14,626
                                                    ---------     ---------
   Cash and cash equivalents, end of period         $  25,541     $  20,297
                                                    =========     =========


                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1. Business and Basis of Presentation

        Basis of Presentation
        The consolidated financial statements for the three-month period ended March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

        Stock Split
        On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares will be issued May 28 to shareholders of record as of May 12. The financial information presented herein does not reflect the effect of the stock split.

   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
   Overview
   The Company's 1997 first quarter operating income was $6.5 million, an increase of $2.1 million from the first quarter 1996. Net income increased by $1.4 million, or 49.2%, to $4.2 million. Year-to-date earnings per share were $.67, a $.23 or 52.3% increase over 1996 results.

   The Company's total revenue in the first quarter increased $13.3 million, or 20.0%, relative to the first quarter 1996, while operating costs increased by $11.2 million, or 18.1%. The favorable change in revenue in the quarter was primarily the result of improvements in passenger revenue yield; increased passenger volume resulting from service expansions during 1996 and early 1997 and improved weather; and an increase in supplemental revenue from the Midwest Express credit card program and charter services. The cost increases in the first quarter were the result of higher fuel, labor, commission and airport costs and expenses associated with service expansions since the first quarter 1996.

   An increase in revenue yield was an important factor in the improved financial results. For the first quarter, Midwest Express revenue yield increased 11.8% from 17.9 cents in 1996 to 20.0 cents in 1997. Skyway yield increased 6.3%. The yield gains were broad based, with almost every market, excluding the West Coast, realizing improvement. The temporary suspension of the 10 percent federal excise tax from January 1 to March 7 had a favorable, but not quantifiable, impact on yield during the first quarter 1997.

   Service expansions since the first quarter 1996 significantly contributed to the increase in revenue in the first quarter 1997. The first quarter benefited from the service expansion in May 1996 when one DC-9 aircraft was placed in service and September 1996 when another DC-9 aircraft was placed in service. Traffic also benefited from improved weather in the first quarter 1997. Weather-related cancellations decreased from 2.7% of operations in the first quarter 1996 to 1.5% in 1997.

   Midwest Express' credit card and charter programs also favorably impacted financial results in the 1997 first quarter. The credit card program, which was implemented in October 1995, generated $.6 million more revenue in the first quarter 1997 than in the first quarter 1996. In addition, Midwest Express dedicated one aircraft to charter programs beginning in the second quarter 1996, resulting in charter revenue increasing $1.5 million in 1997 over 1996.

   Negatively impacting operating income was an 18.1% increase in operating expenses. Significant increases occurred in fuel, labor, commissions and airport costs, which are explained in the subsequent sections.

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.



                                             Three Months Ended
                                                 March 31,
                                                                       %
                                            1997        1996        Change
   Midwest Express Operations
   Origin & Destination Passengers         340,379      317,889        7.1%
   Revenue Passenger Miles (000s)          313,416      292,258        7.2%
   Scheduled Service Available Seat
        Miles  (000s)                      520,437      461,634       12.7%
   Total Available Seat Miles (000s)       536,718      470,961       14.0%
   Load Factor (%)                           60.2%        63.3%       -3.1 pts
   Revenue Yield                            $0.200       $0.179       11.8%
   Cost per total ASM                       $0.121       $0.116        4.2%
   Average Passenger Trip Length             920.8        919.4        0.2%
   Number of Flights                         9,144        8,278       10.5%
   Into-plane Fuel Cost per Gallon          $0.804       $0.703       14.4%
   Full-time equivalent Employees at
        End of Period                        1,730        1,447       19.6%
   Aircraft in Service at End of Period         22           19       15.8%

   Skyway Airlines Operations
   Origin & Destination Passengers          68,782       72,932       -5.7%
   Revenue Passenger Miles (000s)           15,823       16,613       -4.8%
   Scheduled Service Available Seat
        Miles (000s)                        38,665       39,113       -1.1%
   Total Available Seat Miles (000s)        38,741       39,175       -1.1%
   Load Factor (%)                           40.9%        42.5%       -1.6 pts
   Revenue Yield                            $0.555       $0.522        6.3%
   Cost per total ASM                       $0.245       $0.214       14.1%
   Average Passenger Trip Length             230.0        227.8        1.0%
   Number of Flights                        10,073       10,396       -3.1%
   Into-plane Fuel Cost per Gallon          $0.858       $0.774       10.9%
   Full-time equivalent Employees
        at End of Period                       247          218       13.3%
   Aircraft in Service at End of Period         15           15        -


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



                                           Three Months Ended March 31,
                                             1997                1996
                                    Per Total    % of   Per Total      % of
                                        ASM    Revenue      ASM      Revenue

   Operating revenues:
   Passenger service                   $0.124    89.4%     $0.120      91.6%
   Cargo                                0.005     3.2%      0.005       3.8%
   Other                                0.010     7.4%      0.006       4.6%
                                       ------   ------      -----     ------
   Total operating revenues             0.139   100.0%      0.131     100.0%

   Operating expenses:
   Salaries, wages and benefits         0.038    26.8%      0.035      26.7%
   Aircraft fuel and oil                0.023    16.8%      0.020      15.3%
   Commissions                          0.012     8.9%      0.011       8.4%
   Dining services                      0.007     4.8%      0.007       5.3%
   Station rental, landing and
        other fees                      0.012     8.3%      0.011       8.4%
   Aircraft maintenance materials
        and repairs                     0.010     7.4%      0.010       7.6%
   Depreciation and amortization        0.004     2.6%      0.004       3.1%
   Aircraft rentals                     0.008     5.3%      0.008       6.1%
   Other                                0.015    11.0%      0.016      12.2%
                                       ------    -----     ------      -----
   Total operating expenses            $0.128    91.9%     $0.122      93.1%
                                       ======    =====     ======      =====
   Total ASMs (000s)                  575,459             510,135

        Note:   Numbers in this table cannot be recalculated due to rounding.




                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996


   Operating Revenues
   Company operating revenues totalled $79.9 million in the first quarter 1997, a $13.3 million or 20.0% increase over the first quarter 1996. Passenger revenues accounted for 89.4% of total revenues and increased $10.5 million, or 17.3%, from 1996 to $71.4 million. The increase is attributable to a 6.6% increase in passenger volume, as measured by revenue passenger miles, and a 10.0% increase in revenue yield.

   Midwest Express passenger revenue increased by $10.4 million, or 19.9%, from 1996 to $62.6 million. This increase was caused by a 7.1% increase in origin and destination passengers and an 11.8% increase in revenue yield. Total capacity, as measured by scheduled service ASMs, increased 12.7% because of the addition of aircraft in May and September 1996. Load factor decreased from 63.3% in 1996 to 60.2% in 1997. The yield improvement was generally the result of an improved pricing environment in the industry and the temporary suspension of the 10% passenger ticket tax from January 1 to March 7, 1997.

   Skyway passenger revenue increased by $.1 million, or 1.3%, from 1996 to $8.8 million. This increase was caused by a 6.3% increase in revenue yield, offset by a 5.7% decrease in origin and destination passengers. Average passenger trip length increased 1.0%. Total capacity decreased by 1.1%. Load factor decreased from 42.5% in 1996 to 40.9% in 1997.
   Skyway's results were negatively impacted by schedule changes and increased competition in selected markets.

   Revenue from cargo, charter and other services increased $2.8 million in the first quarter 1997. Charter revenue increased $1.5 million because Midwest Express had one aircraft dedicated to charter operations during the first quarter 1997 and did not have a dedicated aircraft in the first quarter 1996. Revenue from the Midwest Express MasterCard program increased $.6 million.

   Operating Expenses
   1997 operating expenses increased by $11.3 million, or 18.1%, from 1996. The increase was primarily the result of higher costs associated with fuel, labor, commissions, airport costs and the service expansions since the first quarter 1996. Cost per total ASM increased 4.7%, from 12.2 cents in 1996 to 12.8 cents in 1997.

   Salaries, wages and benefits increased by $3.5 million, or 19.8%. On a cost per total ASM basis, these costs increased 6.2%, from 3.5 cents in 1996 to 3.7 cents in 1997. The labor cost increase reflects the addition of approximately 312 full-time equivalent employees since March 31, 1996; 283 at Midwest Express and 29 at Skyway. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1996 and 1997. Skyway added employees primarily in the flight operations and maintenance functions. The labor cost increase was also due to an adjustment in pay scales for most operations' employees at Midwest Express effective January 1, 1997. These rate adjustments were implemented based upon industry salary surveys and management's desire to increase pay scales to maintain a competitive position within the industry. Labor costs increased $.4 million because of accruals for Midwest Express' profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees, are based entirely on achieving certain levels of profitability, are payable annually and are accrued monthly based upon earnings to date and projected results for the remainder of the year.

   Aircraft fuel and oil and associated taxes increased $3.1 million, or 30.1%, in 1996. Into-plane fuel prices increased 14.1% in 1997, averaging
   80.8 cents per gallon in 1997 and 70.9 cents per gallon in 1996. Fuel consumption increased by 14.1% in the quarter, primarily because Midwest Express operated 15.6% more aircraft flight hours. Fuel costs in April 1997 continued to trend downward, averaging 73.7 cents per gallon.

   Commissions increased by $1.4 million, or 24.2%, and 10.1% on a cost per total ASM basis. The increase in passenger revenue of 17.3% directly impacted commission costs, but cost per total ASM increased primarily because of higher revenue yield.

   Maintenance costs increased by $.6 million, or 12.1%, from 1996. The increase was caused by more flight hours at Midwest Express and an increase in the rate of engine overhaul accruals, offset by fewer unscheduled engine overhauls and a favorable MD-88 airframe overhaul adjustment. The cost increase for engine overhaul accruals was the result of higher expected costs to complete future major engine maintenance. The favorable MD-88 airframe overhaul adjustment was due to scheduled maintenance accruals exceeding the actual costs incurred in the first quarter 1997, as both MD-88 aircraft had scheduled major maintenance.

   Station rental, landing and other fees increased by $1.3 million, or 23.8%, from 1996. The increase was caused by 10.5% more flight segments by Midwest Express, increasing costs for and usage of deicing fluid, and significantly higher airport costs primarily for purchased security services and landing fees.

   Depreciation and amortization increased by $.2 million, or 11.2%, from 1996. The increase was primarily the result of the depreciation associated with capital spending and the decision to exercise purchase options on two leased jet aircraft in October 1996, offset by two jet aircraft becoming fully depreciated during 1996.

   Aircraft rental costs increased by $.2 million in 1997 as a result of Midwest Express leasing four additional aircraft in 1997. This increased cost was partially offset by lower lease costs for Skyway's 15 turboprop aircraft that were refinanced in the second and third quarter 1997 and the decision to exercise purchase options on two leased jet aircraft in October 1996.

   Other operating expenses increased by $.6 million, or 6.9%, from 1996. Other cost increases included increased charter costs due to additional charter volume, higher property tax costs because of more aircraft, additional overnight costs for flight crews associated with flight schedule changes, and telecommunication costs. These cost increases were partially offset by lower advertising, legal and headquarters relocation costs in the first quarter 1997.

   Provision for Income Taxes
   Income tax expense for the first quarter 1997 was $2.5 million, a $.7 million increase from 1996. The effective tax rates for the first quarter of 1997 and 1996 were 37.5% and 39.3%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

   Net Income
   Net income for the first quarter increased $1.4 million from 1996. The net income margin improved from 4.3% in 1996 to 5.3% in 1997.

                         Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $25.5 million at March 31, 1997, compared to $27.6 million at December 31, 1996. Net cash provided by operating activities totalled $8.7 million for the three months ended March 31, 1997. Net cash used in investing activities totalled $10.7 million, primarily due to aircraft acquisitions and related modifications in 1997 of $5.1 million, which are intended to be financed by sale and leaseback transactions and due to capital expenditures of $5.5 million.

   As of March 31, 1997, the Company had a working capital deficit of $4.1 million versus a $5.8 million deficit on December 31, 1996. The working capital deficit is due to the Company's air traffic liability (advance bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. Because of these items, the Company expects to operate periodically with a working capital deficit, which is not unusual for the industry.

   The Company has no debt, other than its lease commitments. As of March 31, 1997, the Company's two credit facilities, a $35.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $12.1 million that reduce the amount of available credit. On April 30, 1997, the Company increased its revolving bank credit facility by $20.0 million.

   Capital expenditures totalled $5.5 million for the three months ended March 31, 1997, not including aircraft acquisitions. Capital expenditures primarily consisted of the completion of Midwest Express' hangar expansion, the acquisition of an office building for Skyway, capitalized engine overhauls, capitalized aircraft major maintenance and one spare aircraft engine.

   Aircraft acquisitions and modifications intended to be financed by sale and leaseback transactions totalled $5.1 million during the three months ended March 31, 1997. Modifications to aircraft not yet in service include maintenance inspection and modification, hush kit installation and complete interior refurbishment. During the remainder of 1997, the Company intends to finalize sale and leaseback transactions on four DC-9-30 aircraft acquired in 1996, in which case the Company would be reimbursed for approximately $14.1 million of related aircraft acquisition and modification costs incurred to March 31, 1997.

   As of March 31, 1997, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before 2001.

   In December 1995, the Company announced a $5.0 million share repurchase program to be executed from time to time in the open market or in privately negotiated transactions. As of March 31, 1997, the Company has purchased 103,700 shares at a cost of $2.8 million. It anticipates completing this share repurchase program during the remainder of 1997.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1997.

                              Pending Developments

   New Aircraft - Four DC-9 aircraft acquired during 1996 will be placed into service during 1997 after maintenance inspection and modification, hush kit installation and complete interior refurbishment. The first aircraft enables Midwest Express to provide year-round service to Orlando, Florida. The second aircraft allows Midwest Express to initiate service between Kansas City and New York/LaGuardia. The third aircraft will be placed into service late in the third quarter and plans for this aircraft have not been announced. The fourth aircraft will initially be used as a maintenance spare.

   Stock Split - On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares will be issued May 28 to shareholders of record as of May 12. Fractional shares will be paid to shareholders in cash. The financial information presented in Management's Discussion and Analysis of Results of Operations and Financial Condition does not reflect the effect of the stock split.

   Other Issues - The Company's annual report for the year ended December 31, 1997, disclosed certain issues relating to the White House Commission on Aviation Safety and Security, labor relations and sales taxes. These issues remain pending.

   Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

            The exhibits filed herewith or incorporated by reference are set forth on the attached Exhibit Index.

        (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Midwest Express Holdings, Inc.

   Date:    May 12, 1997                   By /s/ Timothy E. Hoeksema
                                              Timothy E. Hoeksema
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer

   Date:    May 12, 1997                   By /s/ Robert S. Bahlman
                                              Robert S. Bahlman
                                              Vice President, Chief Financial
                                              Officer, Treasurer and
                                              Controller

                                  EXHIBIT INDEX



       Number                  Description

        (4.1) Second Amendment to Credit Agreement, dated as of April 30,1997, amending the Credit Agreement dated September 27, 1995, as amended to date, among Midwest Express Holdings, Inc., Firstar Bank Milwaukee, N.A., M&I Marshall & Ilsley Bank, and Bank One, Milwaukee, N.A.

        (10.1) Amendment No. 3, dated November 6, 1996, to Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988.

        (10.2) Amendment No. 9, dated March 6, 1996, to Airline Lease, as amended, between Milwaukee County and Midwest Express, dated October 1, 1984.

        (27)           Financial Data Schedule.