Form 10-Q/A
period 1997-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 1997-07-15
CIK 948845

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

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

                           Yes    X           No

   As of April 29, 1997, there were 6,330,863 shares of Common Stock, $.01 par value, of the Registrant outstanding. On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The effect of the stock dividend has been reflected in the accompanying financial statements and had the dividend been outstanding as of April 29, 1997, there would have been 9,496,245 shares of Common Stock outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                   FORM 10-Q/A

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

   Items 1, 2 and 6 for the Form 10-Q are amended and restated in their entirety as follows:

   Part I  Item 1 - Financial Statements


                        MIDWEST EXPRESS HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                                    Three Months Ended
                                                   1997          1996
    Operating revenues:
        Passenger service                         $ 71,428      $ 60,915
        Cargo                                        2,593         2,598
        Other                                        5,899         3,095
                                                   -------       -------
         Total operating revenues                   79,920        66,608
                                                   -------       -------
    Operating expenses:
        Salaries, wages and benefits                21,409        17,868
        Aircraft fuel and oil                       13,402        10,302
        Commissions                                  7,119         5,730
        Dining services                              3,825         3,477
        Station rental, landing and other
         fees                                        6,616         5,344
        Aircraft maintenance materials and
         repairs                                     5,910         5,273
        Depreciation and amortization                2,101         1,889
        Aircraft rentals                             4,262         4,076
        Other                                        8,803         8,233
                                                   -------       -------
         Total operating expenses                   73,447        62,192
                                                   -------       -------
    Operating income                                 6,473         4,416
                                                   -------       -------
    Other income (expense):
        Interest income                                300           267
        Other                                           (4)          (11)
                                                   -------       -------
           Total other income (expense)                296           256
                                                   -------       -------
    Income before income taxes                       6,769         4,672
    Provision for income taxes                       2,538         1,836
                                                   -------       -------
    Net income                                    $  4,231       $ 2,836
                                                   =======       =======
    Net income per common share                   $   0.45       $  0.29
                                                    ======        ======

    Weighted average shares outstanding          9,495,623     9,642,857
                                                 =========     =========


                 See notes to consolidated financial statements.

   Part I  Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 March 31,     December 31,
                                                    1997          1996
                                                 (Unaudited)

                    ASSETS
    Current assets:
       Cash and cash equivalents                $  25,541      $  27,589
       Accounts receivable:
         Traffic, less allowance for
           doubtful accounts of $265 and
           $207 at March 31, 1997 and
           December 31, 1996, respectively          4,720          4,639
         Other receivables                            397            592
                                                  -------        -------
               Total accounts receivable            5,117          5,231
       Inventories                                  3,002          3,122
       Prepaid expenses                             6,051          4,247
       Deferred income taxes                        3,324          3,334
       Aircraft and modifications intended
        to be financed by sale and
        leaseback transactions                     14,108          9,046
                                                  -------        -------
               Total current assets                57,143         52,569
                                                  -------        -------
    Property and equipment, at cost               135,831        130,792
       Less accumulated depreciation               62,546         59,889
                                                  -------        -------
    Net property and equipment                     73,285         70,903
    Landing slots and leasehold rights,
     net                                            5,146          5,228
    Other assets                                      652            435
                                                  -------        -------
    Total assets                                 $136,226       $129,135
                                                  =======        =======
     LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                        $    3,634     $    3,684
       Income taxes payable                           914         -
       Air traffic liability                       29,885         22,043
       Accrued liabilities:
           Scheduled maintenance expense            5,686          5,961
           Profit sharing                             964          5,345
           Vacation pay                             2,959          2,957
           Frequent Flyer awards                    2,925          2,869
           Other                                   14,244         15,504
                                                  -------        -------
               Total current liabilities           61,211         58,363
                                                  -------        -------
    Deferred income taxes                           9,930          9,894
    Noncurrent scheduled maintenance
     expense                                        7,206          7,771
    Accrued pension and other
     postretirement benefits                        6,733          6,138
    Other noncurrent liabilities                    6,542          6,628
                                                  -------        -------
    Total liabilities                              91,622         88,794
                                                  -------        -------
    Shareholders' equity:
       Preferred stock, without par value,
         5,000,000 shares authorized, no
         shares issued or outstanding                 -              -
       Common stock, $.01 par value,
         25,000,000 shares authorized,
         9,642,857 shares issued                       96             96
       Additional paid-in capital                   9,515          9,513
              Treasury stock, at cost              (2,642)        (2,672)
       Retained earnings                           37,635         33,404
                                                  -------        -------
    Total shareholders' equity                     44,604         40,341
                                                  -------        -------
    Total liabilities and shareholders'
     equity                                      $136,226       $129,135
                                                  =======        =======


                 See notes to consolidated financial statements.

   Part I  Item 1 - Financial Statements

                     MIDWEST EXPRESS HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)



                                                 Three Months Ended
                                                      March 31

                                                 1997          1996
   Operating activities:
     Net income                              $  4,231      $  2,836
     Items not involving the use of cash:
      Depreciation and amortization             2,101         1,889
      Deferred income taxes                        46          (756)
      Other                                     1,062           729
     Changes in operating assets
      and liabilities:
      Accounts receivable                         114         1,438
      Inventories                                 120           456
      Prepaid expenses                         (1,804)          666
      Accounts payable                            (50)         (709)
      Income taxes payable                        914         1,481
      Accrued liabilities                      (5,858)        4,186
      Air traffic liability                     7,842           432
                                              -------       -------
     Net cash provided by operating
      activities                                8,718        12,648
                                              -------       -------
   Investing activities:
     Capital expenditures                      (5,468)       (4,954)
     Aircraft acquisitions and
      modifications financed by or
     intended to be financed by
      sale and leaseback transactions          (5,063)       (3,449)
     Proceeds from sale of property
      and equipment                                 4            -
     Other                                       (215)          (32)
                                              -------       -------
     Net cash used in investing
      activities                              (10,742)       (8,435)
                                              -------       -------
   Financing activities:
     Other                                        (24)        1,458
                                              -------       -------
     Net cash (used in) provided
      by financing activities                     (24)        1,458
                                              -------       -------
   Net (decrease) increase in cash
    and cash equivalents                       (2,048)        5,671

   Cash and cash equivalents,
    beginning of period                        27,589        14,626
                                              -------       -------
   Cash and cash equivalents,
    end of period                            $ 25,541     $  20,297
                                              =======       =======


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

       Stock Split
       On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares will be issued May 28 to shareholders of record as of May 12. The financial and share information presented herein for all periods has been adjusted to reflect the effect of the stock dividend.

   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations

   Overview
   The Company's 1997 first quarter operating income was $6.5 million, an increase of $2.1 million from the first quarter 1996. Net income increased by $1.4 million, or 49.2%, to $4.2 million. Year-to-date earnings per share were $.45, a $.16 or 52.3% increase over 1996 results.

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

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.

                                      Three Months Ended
                                          March 31,              %
                                       1997          1996      Change

   Midwest Express Operations
   Origin & Destination Passengers    340,379      317,8897      .1%
   Revenue Passenger Miles (000s)     313,416      292,2587      .2%
   Scheduled Service Available Seat
    Miles  (000s)                     520,437       461,634    12.7%
   Total Available Seat Miles
    (000s)                            536,718       470,961    14.0%
   Load Factor (%)                      60.2%         63.3%    -3.1 pts
   Revenue Yield                       $0.200        $0.179    11.8%
   Cost per total ASM                  $0.121        $0.116     4.2%
   Average Passenger Trip Length        920.8         919.4     0.2%
   Number of Flights                    9,144         8,278    10.5%
   Into-plane Fuel Cost per Gallon     $0.804        $0.703    14.4%
   Full-time equivalent Employees
    at End of Period                    1,730         1,447    19.6%
   Aircraft in Service at End of
    Period                                 22            19    15.8%
   Skyway Airlines Operations
   Origin & Destination Passengers     68,782        72,932    -5.7%
   Revenue Passenger Miles (000s)      15,823        16,613    -4.8%
   Scheduled Service Available
    Seat Miles (000s)                  38,665        39,113    -1.1%
   Total Available Seat Miles (000s)   38,741        39,175    -1.1%
   Load Factor (%)                      40.9%         42.5%    -1.6 pts
   Revenue Yield                       $0.555        $0.522     6.3%
   Cost per total ASM                  $0.245        $0.214    14.1%
   Average Passenger Trip Length        230.0         227.8     1.0%
   Number of Flights                   10,073        10,396    -3.1%
   Into-plane Fuel Cost per Gallon     $0.858        $0.774    10.9%
   Full-time equivalent Employees
    at End of Period                      247           218    13.3%
   Aircraft in Service at End of
    Period                                 15            15      -


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

                                       Three Months Ended March 31,
                                           1997                1996
                                  Per Total    % of     Per Total    % of
                                      ASM     Revenue       ASM    Revenue
    Operating revenues:
    Passenger service              $0.124     89.4%     $0.120      91.6%
    Cargo                           0.005      3.2%      0.005       3.8%
    Other                           0.010      7.4%      0.006       4.6%
                                  -------    ------    -------     ------
    Total operating revenues        0.139    100.0%      0.131     100.0%

    Operating expenses:
    Salaries, wages and
        benefits                    0.038     26.8%      0.035      26.7%
    Aircraft fuel and oil           0.023     16.8%      0.020      15.3%
    Commissions                     0.012      8.9%      0.011       8.4%
    Dining services                 0.007      4.8%      0.007       5.3%
    Station rental, landing
        and other fees              0.012      8.3%      0.011       8.4%
    Aircraft maintenance
        materials and repairs       0.010      7.4%      0.010       7.6%
    Depreciation and
        amortization                0.004      2.6%      0.004       3.1%
    Aircraft rentals                0.008      5.3%      0.008       6.1%
    Other                           0.015     11.0%      0.016      12.2%
                                  -------    ------   --------     ------
    Total operating expenses       $0.128     91.9%     $0.122      93.1%
                                  =======    ======   ========     ======
    Total ASMs (000s)             575,459              510,135


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

   Stock Split - On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares will be issued May 28 to shareholders of record as of May 12. Fractional shares will be paid to shareholders in cash. The financial and share information presented in Management's Discussion and Analysis of Results of Operations and Financial Condition for all periods has been adjusted to reflect the effect of the stock dividend.

   Other Issues - The Company's annual report for the year ended December 31, 1996, disclosed certain issues relating to the White House Commission on Aviation Safety and Security, labor relations and sales taxes. These issues remain pending.

   Item 6. Exhibits and Reports on Form 8-K

           (a)    Exhibits

           The exhibits filed herewith or incorporated by reference are set forth on the attached Exhibit Index.

           (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Midwest Express Holdings, Inc.


   Date:    June 15, 1997                  By /s/ Timothy E. Hoeksema
                                                  Timothy E. Hoeksema
                                           Chairman of the Board, President
                                           and Chief Executive Officer

   Date:    June 15, 1997                  By /s/ Robert S. Bahlman
                                                  Robert S. Bahlman
                                           Vice President, Chief Financial
                                           Officer, Treasurer and Controller

                                  EXHIBIT INDEX

   Number                          Description

     (4.1) Second Amendment to Credit Agreement, dated as of April 30,1997, amending the Credit Agreement dated September 27, 1995, as amended to date, among Midwest Express Holdings, Inc., Firstar Bank Milwaukee, N.A., M&I Marshall & Ilsley Bank, and Bank One, Milwaukee, N.A. *

    (10.1) Amendment No. 3, dated November 6, 1996, to Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988.*

    (10.2) Amendment No. 9, dated March 6, 1996, to Airline Lease, as amended, between Milwaukee County and Midwest Express, dated October 1, 1984.*

    (10.3) Amendment No. 1, dated October 5, 1995, to Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988.

    (10.4) Amendment No. 2, dated January 8, 1996, to Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988.

    (27.1) Financial Data Schedule for the quarter ended March 31, 1997.

    (27.2) Financial Data Schedule for the year ended December 31, 1996.

    (27.3) Financial Data Schedule for the nine months ended September 30,
           1996.

    (27.4) Financial Data Schedule for the six months ended June 30, 1996.

    (27.5) Financial Data Schedule for the quarter ended March 31, 1996.

   ______________
   *   Previously filed.