Form 10-Q
period 1997-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 1997-08-13
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ____________________

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

                           Yes    X           No

   As of July 31, 1997, there were 9,483,866 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended June 30, 1997



                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                    Page No.
   Item 1. Financial Statements (unaudited)

            Consolidated Statements of Income                             3

            Condensed Consolidated Balance Sheets                         4

            Consolidated Statements of Cash Flows                         5

            Unaudited Notes to Consolidated
              Financial Statements                                        6

   Item 2.    Management's Discussion and Analysis of Results
               of Operations and Financial Condition                      7

   PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                         16

   Item 4.     Submission of Matters to a Vote of Security
                Holders                                                  16

   Item 6.     Exhibits and Reports on Form 8-K                          17

   SIGNATURES                                                            18

   EXHIBIT INDEX                                                         19

   Part I  Item I - Financial Statements

                          MIDWEST EXPRESS HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share amounts)
                                    (Unaudited)


                                  Three Months Ended      Six Months Ended
                                   1997        1996       1997        1996

    Operating revenues:
    Passenger service . . . .    $ 76,419    $ 70,209   $147,847    $131,124
    Cargo . . . . . . . . . .       2,699       2,843      5,292       5,441
    Other . . . . . . . . . .       4,226       3,793     10,125       6,888
                                  -------     -------    -------     -------
    Total operating revenues       83,344      76,845    163,264     143,453
                                  -------     -------    -------     -------
    Operating expenses:
    Salaries, wages and
     benefits . . . . . . . .      21,154      19,098     42,562      36,966
    Aircraft fuel and oil . .      11,960      11,277     25,362      21,579
    Commissions   . . . . . .       8,064       7,350     15,183      13,080
    Dining services . . . . .       4,362       3,880      8,188       7,357
    Station rental, landing
     and other fees . . . . .       5,768       5,193     12,384      10,537
    Aircraft maintenance
     materials and repairs  .       8,353       4,769     14,263      10,042
    Depreciation and
     amortization . . . . . .       2,147       1,862      4,248       3,751
    Aircraft rentals  . . . .       4,312       4,072      8,574       8,148
    Other . . . . . . . . . .       8,717       8,749     17,520      16,982
                                  -------     -------    -------     -------
    Total operating expenses       74,837      66,250    148,284     128,442
                                  -------     -------    -------     -------
    Operating income                8,507      10,595     14,980      15,011
                                  -------     -------    -------     -------
    Other income (expense):
        Interest income               339         255        639         522
        Other                         (16)       (153)       (20)       (164)
                                    ------    -------     -------    -------
    Total other income
     (expense)  . . . . . . .         323        102         619         358
    Income before income
     taxes  . . . . . . . . .       8,830     10,697      15,599      15,369
    Provision for income
     taxes  . . . . . . . . .       3,232      4,107       5,770       5,943
                                  -------    -------     -------     -------
    Net income                   $  5,598   $  6,590    $  9,829    $  9,426
                                  =======    =======     =======     =======
    Net income per common
     share                       $    .59   $    .69    $   1.04    $    .98
                                  =======    =======      ======     =======



                 See notes to consolidated financial statements.

   Part I  Item I - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                  June 30,      December 31,
                                                    1997           1996
                                                 (Unaudited)

                     ASSETS
    Current assets:
    Cash and cash equivalents . . . . . . .        $  22,623       $  27,589
    Accounts receivable:
      Traffic, less allowance for doubtful
        accounts of $261 and $207 at June 30,
        1997 and December 31, 1996,
        respectively. . . . . . . . . . . .            4,910           4,639
    Other receivables                                  1,184             592
                                                     -------         -------
      Total accounts receivable . . . . . .            6,094           5,231
    Inventories . . . . . . . . . . . . . .            3,570           3,122
    Prepaid expenses                                   4,909           4,247
    Deferred income taxes . . . . . . . . .            3,190           3,334
    Aircraft and modifications intended to
     be financed by sale and leaseback
     transactions . . . . . . . . . . . . .           16,079           9,046
                                                     -------        --------
      Total current assets  . . . . . . . .           56,465          52,569
                                                     -------        --------
    Property and equipment, at cost . . . .          145,140         130,792
    Less accumulated depreciation . . . . .           65,627          59,889
                                                     -------        --------
    Net property and equipment  . . . . . .           79,513          70,903
    Landing slots and leasehold rights, net            5,064           5,228
    Other assets. . . . . . . . . . . . . .              840             435
                                                     -------        --------
    Total assets  . . . . . . . . . . . . .         $141,882        $129,135
                                                     =======        ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Accounts payable  . . . . . . . . . . .       $    4,304      $    3,684
    Income taxes payable  . . . . . . . . .              894          -
    Air traffic liability . . . . . . . . .           29,412          22,043
    Accrued liabilities                               27,521          32,636
                                                     -------         -------
      Total current liabilities . . . . . .           62,131          58,363
                                                     -------         -------
    Deferred income taxes . . . . . . . . .            8,946           9,894
    Other noncurrent liabilities  . . . . .           20,578          20,537
                                                     -------         -------
    Total liabilities . . . . . . . . . . .           91,655          88,794
                                                     -------         -------
    Shareholders' equity:
    Preferred stock, without par value,
     5,000,000 shares authorized, no shares
     issued or outstanding  . . . . . . . .             -               -
    Common stock, $.01 par value, 25,000,000
     shares authorized, 9,642,807 shares
     issued                                               96              64
    Additional paid-in capital  . . . . . .            9,522           9,545
    Treasury stock, at cost                           (2,623)         (2,672)
    Retained earnings . . . . . . . . . . .           43,232          33,404
    Total shareholders' equity  . . . . . .           50,227          40,341
    Total liabilities and shareholders'
     equity . . . . . . . . . . . . . . . .         $141,882        $129,135


                 See notes to consolidated financial statements.

   Part I  Item I- Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                      Six Months Ended
                                                           June 30,
                                                       1997        1996
   Operating activities:
      Net income . . . . . . . . . . . . . . . . . . $  9,829    $  9,426
      Items not involving the use of cash:
        Depreciation and amortization  . . . . . . .    4,249       3,751
        Deferred income taxes  . . . . . . . . . . .     (804)       (769)
        Other  . . . . . . . . . . . . . . . . . . .    2,085       1,667
      Changes in operating assets and liabilities:
        Accounts receivable  . . . . . . . . . . . .     (863)      2,117
        Inventories  . . . . . . . . . . . . . . . .     (448)         (3)
        Prepaid expenses . . . . . . . . . . . . . .     (662)        482
        Accounts payable . . . . . . . . . . . . . .      620        (895)
        Income taxes payable . . . . . . . . . . . .      894         779
        Accrued liabilities  . . . . . . . . . . . .   (5,115)      6,058
        Air traffic liability  . . . . . . . . . . .    7,369       2,263
                                                      -------     -------
      Net cash provided by operating activities  . .   17,154      24,876
                                                      -------     -------
   Investing activities:
      Capital expenditures . . . . . . . . . . . . .  (14,791)     (4,297)
      Aircraft acquisitions and modifications
        financed by or intended to be financed by
        sale and leaseback transactions  . . . . . .   (8,299)    (71,410)
      Proceeds from sale of property and equipment .       11           4
      Other  . . . . . . . . . . . . . . . . . . . .     (405)       (182)
                                                      -------     -------
      Net cash used in investing activities  . . . .  (23,484)    (75,885)
                                                      -------     -------
   Financing activities:
      Proceeds from sale and leaseback transactions     1,266      45,785
      Other  . . . . . . . . . . . . . . . . . . . .       98         681
                                                      -------     -------
      Net cash provided by financing activities  . .    1,364      46,466
                                                      -------     -------
   Net decrease in cash and cash equivalents . . . .   (4,966)     (4,543)

   Cash and cash equivalents, beginning
      of period  . . . . . . . . . . . . . . . . . .   27,589      14,626
                                                      -------     -------
   Cash and cash equivalents, end of period  . . . . $ 22,623   $  10,083
                                                      =======     =======

                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1. Business and Basis of Presentation

      Basis of Presentation
      The consolidated financial statements for the six-month period ended June 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

      Stock Split
      On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares were issued May 28 to shareholders of record as of May 12. The financial and share information presented herein for all periods has been adjusted to reflect the effect of the stock dividend.

   2. Financing Agreements

      In May 1997, the Company amended its revolving credit facility with three banks extending its available credit to $55,000,000.

   3. Commitments and Contingencies

      As discussed in Note 11 to the Company's consolidated financial statements for the year ended December 31, 1996 and in Item 3 of the Company's Annual Report on Form 10-K for that year, a Commissioner of the Equal Employment Opportunity Commission ("EEOC") filed charges
      against the Company on July 8, 1992.   On May 30, 1997, the EEOC
      commenced litigation in the federal District Court for the Eastern District of Wisconsin relating to such charges seeking compensatory and punitive damages in unspecified amounts for its claimants. The litigation involves a smaller number of claimants than the original charges. When the Company responds to the complaint in the litigation, the Company will deny the EEOC's allegations, and the Company intends to vigorously defend itself against the charges unless a settlement can be reached that would make it economically impractical to contest the charges. The accompanying financial statements do not reflect any liability with respect to the EEOC's claims, and the Company does not believe the amount of any settlement or adverse judgment would be material to the Company.

   4. New Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of adopting Statement 128 on the calculation of earnings per share for the six months ended June 30, 1997 and June 30, 1996 would not be material.


   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
   Overview
   The Company's 1997 second quarter operating income was $8.5 million, a decrease of $2.1 million from the second quarter 1996. Net income decreased by $1.0 million, or 15.1%, to $5.6 million. For the first six months of 1997 and 1996, operating income was $15.0 million. Year-to-date net income increased from $9.4 million to $9.8 million, or 4.3%. Year-to-date earnings per share were $1.04, a $.06, or 6.1%, increase over 1996 results.

   Although the Company's total revenue in the second quarter increased $6.5 million, or 8.5%, relative to the second quarter 1996, operating costs increased by $8.6 million, or 13.0%. The increase in revenue was primarily attibutable to record passenger traffic, which increased 15.5%.
   The Company had two additional aircraft in scheduled service during the quarter, with the principal new routes being Milwaukee- Orlando, Kansas City-
    Boston and Kansas City-New York LaGuardia. Offsetting the improvements in passenger traffic was a 5.8% decrease in revenue yield. The yield reduction resulted from the reinstatement of the 10% federal excise tax on passenger travel on March 7, 1997, which was temporarily suspended during much of 1996. In addition, the Company incurred competitive pricing pressure on a number of routes, particularly West Coast markets. Finally, yield decreased as a result of a change in product mix. As anticipated, each of the new routes added by the Company had lower revenue yields than the system average. The Company believes that from an overall profit perspective, the lower revenue yield will be offset, at least by some extent by a longer aircraft stage length and higher load factors on these routes.

   The Company's costs were affected by an unscheduled engine repair, which impacted operating income by $1.3 million in the quarter, or $.08 per share. Costs were also affected by an unanticipated delay in completing several new aircraft modifications and refurbishments as initially scheduled. This delay caused the Company to temporarily use the one aircraft dedicated to the charter program for scheduled service. In addition, the delay caused a temporary excess in aircraft flight crews and other costs. Additional detail on cost changes is included in subsequent sections.

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.


                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                                                           %                                           %
                                              1997           1996       Change         1997             1996         Change

     Midwest Express Operations
     Origin & Destination Passengers         400,831        349,723      14.6         741,210         667,612         11.0
     Revenue Passenger Miles (000s)          362,070        310,152      16.7         675,487         602,410         12.1
     Scheduled Service Available Seat
      Miles (000s)                           548,071        470,675      16.4       1,068,508         932,308         14.6
     Total Available Seat Miles
      (000s)                                 553,638        479,298      15.5       1,090,356         950,258         14.7
     Load Factor (%)                           66.1%          65.9%       0.2           63.2%           64.6%         -1.4
     Revenue Yield                            $0.185         $0.195      -5.1          $0.192          $0.187          2.6
     Cost per total ASM                       $0.120         $0.123      -2.3          $0.120          $0.119          0.8
     Average Passenger Trip Length             903.3          886.9       1.8           911.3           902.3          1.0
     Number of Flights                         9,688          8,480      14.2          18,832          16,758         12.4
     Into-plane Fuel Cost per Gallon          $0.725         $0.748      -3.0          $0.765          $0.726          5.4
       Full-time equivalent Employees
       at End of Period                        1,820          1,507      20.8           1,820           1,507         20.8
     Aircraft in Service at End of
      Period                                      23             21       9.5              23              21          9.5

     Skyway Airlines Operations
     Origin & Destination Passengers          76,140         79,633      -4.4         144,922         152,565         -5.0
     Revenue Passenger Miles (000s)           17,803         18,609      -4.3          33,626          35,222         -4.5
     Scheduled Service Available Seat
      Miles (000s)                            39,382         39,594      -0.5          78,048          78,707         -0.8
     Total Available Seat Miles
      (000s)                                  39,488         39,675      -0.5          78,229          78,851         -0.8
     Load Factor (%)                           45.2%          47.0%      -1.8           43.1%           44.8%         -1.7
     Revenue Yield                            $0.532         $0.524       1.5          $0.543          $0.523          3.7
     Cost per total ASM                       $0.239         $0.211      13.0          $0.242          $0.213         13.6
     Average Passenger Trip Length             233.8          233.7       0.0           232.0           230.9          0.5
     Number of Flights                        10,356         10,168       1.8          20,429          20,564         -0.7
     Into-plane Fuel Cost per Gallon          $0.760         $0.803      -5.4          $0.809          $0.789          2.6
       Full-time equivalent Employees
       at End of Period                          247            244       1.2             247             244          1.2
     Aircraft in Service at End of
      Period                                      15             15     --                 15              15        --


      Note: With the exception of total available seat miles, cost per total ASM, into-plane fuel cost, number of employees and aircraft in service, statistics exclude charter operations. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.


   The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                             Three Months Ended June 30,                     Six Months Ended June 30,

                                             1997                    1996                    1997                   1996

                                    Per Total      % of     Per Total     % of      Per Total     % of      Per Total      % of
                                        ASM      Revenue       ASM       Revenue       ASM       Revenue        ASM       Revenue

    Operating revenues:
    Passenger service                 $0.129       91.7%      $0.135       91.4%      $0.126      90.6%       $0.127       91.4%
    Cargo                              0.005        3.2%       0.006        3.7%       0.005       3.3%        0.005        3.8%
    Other                              0.007        5.1%       0.007        4.9%       0.009       6.1%        0.007        4.8%
                                      ------      ------      ------      ------      ------     ------       ------      ------
    Total operating revenues           0.141      100.0%       0.148      100.0%       0.140     100.0%        0.139      100.0%

    Operating expenses:
    Salaries, wages and benefits       0.036       25.4%       0.037       24.8%       0.037      26.1%        0.036       25.8%
    Aircraft fuel and oil              0.020       14.3%       0.022       14.7%       0.022      15.5%        0.021       15.0%
    Commissions                        0.013        9.7%       0.014        9.6%       0.013       9.3%        0.013        9.1%
    Dining services                    0.007        5.2%       0.007        5.0%       0.007       5.0%        0.007        5.1%
    Station rental, landing and
      other fees                       0.010        6.9%       0.010        6.8%       0.011       7.6%        0.010        7.4%
    Aircraft maintenance
      materials/repairs                0.014       10.0%       0.009        6.2%       0.012       8.7%        0.010        7.0%
    Depreciation and
      amortization                     0.003        2.6%       0.004        2.4%       0.003       2.6%        0.004        2.6%
    Aircraft rentals                   0.008        5.2%       0.008        5.3%       0.007       5.3%        0.008        5.7%
    Other                              0.015       10.5%       0.017       11.4%       0.015      10.7%        0.016       11.8%
                                      ------      ------      ------       -----      ------      -----       ------       -----
    Total operating expenses          $0.126       89.8%      $0.128       86.2%      $0.127      90.8%       $0.125       89.5%
                                      ======      ======      ======       =====      ======      =====       ======       =====
    Total ASMs (000s)                593,125                 518,974               1,168,585               1,029,109


   Note:   Numbers in this table cannot be recalculated due to rounding.


                  Three Months Ended June 30, 1997 Compared to
                        Three Months Ended June 30, 1996

   Operating Revenues
   Company operating revenues totalled $83.3 million in the second quarter 1997, a $6.5 million, or 8.5%, increase over revenues for the second quarter 1996. Passenger revenues accounted for 91.7% of total revenues and increased $6.2 million, or 8.8%, from 1996 to $76.4 million. The increase is attributable to a 15.5% increase in passenger volume, as measured by revenue passenger miles, offset by a 5.8% decrease in revenue yield.

   Midwest Express passenger revenue increased by $6.5 million, or 10.7%, from 1996 to $66.9 million. This increase reflects a 14.6% increase in origin and destination passengers, offset by a 5.1% decrease in revenue yield. Total capacity, as measured by scheduled service ASMs, increased 16.4% because of two additional aircraft in scheduled service during the 1997 quarter, as well as improved weather in 1997 resulting in fewer cancellations. Load factor increased from 65.9% in 1996 to 66.1% in 1997. Yield was negatively impacted by the reinstatement of the federal excise tax on tickets effective March 7, 1997, competitive pricing pressures and the start-up of several new routes that were impacted by introductory and competitive pricing. Of the 5.1% yield decrease in the second quarter 1997, approximately 2% was caused by service initiated in March 1997 in the Milwaukee-Orlando market. This market will typically have higher load factors, but lower revenue yields than the remainder of the Midwest Express system.

   Skyway passenger revenue decreased by $.3 million, or 2.9%, from 1996 to $9.5 million. This decrease was caused by a 4.4% decrease in origin and destination passengers, offset by a 1.5% increase in revenue yield. Total capacity decreased by .5%, as a result of maintenance issues and a schedule change. Load factor decreased from 47.0% in 1996 to 45.2% in 1997.

   Revenue from cargo, charter and other services increased $.3 million in the second quarter 1997. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $.5 million and additional ground service contracts of $.3 million. Charter revenue decreased $.4 million because in 1997 Midwest Express had delays with an aircraft refurbishment that required the use of the dedicated charter jet aircraft for scheduled service.

   Operating Expenses
   1997 operating expenses increased by $8.6 million, or 13.0%, from 1996. The cost increase was primarily due to expanded operations and an unscheduled engine repair. Cost per total ASM decreased 1.2%, from 12.8 cents in 1996 to 12.6 cents in 1997.

   Salaries, wages and benefits increased by $2.1 million, or 10.8%. The labor cost increase reflects the addition of approximately 316 full-time equivalent employees since June 30, 1996; 313 at Midwest Express and three at Skyway. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1996 and 1997. In addition, employees were added to support aircraft ramp operations in Boston, Kansas City and Washington D.C., which were previously contracted from other airlines. Salaries, wages and benefits were also adversely affected by an unanticipated delay in completing several new aircraft modifications and refurbishments as initially scheduled. This delay caused a temporary excess in aircraft flight crews during the 1997 quarter. The labor cost increase was also due to an adjustment in pay scales for most operations' employees at Midwest Express effective January 1, 1997. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position within the industry. Labor costs were reduced by a reduction in accruals for Midwest Express' profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees, are based entirely on achieving certain levels of profitability, are payable annually and are accrued monthly based on earnings to date and projected results for the remainder of the year.

   Aircraft fuel and oil and associated taxes increased $.7 million, or 6.1%, in 1997. Into-plane fuel prices decreased 3.3% in 1997, averaging 72.8 cents per gallon in 1997 and 75.3 cents per gallon in 1996. Fuel consumption increased by 9.7% in the quarter because Midwest Express operated 15.2% more aircraft flight hours.

   Commissions increased by $.7 million, or 9.7%, primarily due to the increase in passenger revenue.

   Dining services costs increased by $.5 million, or 12.4%, from 1996. The increase was primarily due to the 14.6% increase in origin and destination passengers.

   Station rental, landing and other fees increased by $.6 million, or 11.1%, from 1996. The increase was caused by 14.2% more flight segments by Midwest Express and higher airport costs, primarily for purchased security services and landing fees.

   Maintenance costs increased by $3.6 million, or 75.2%, from 1996. The increase was primarily attributable to an unscheduled repair of one MD-88 engine that adversely affected costs by $1.3 million. In addition, this event resulted in the lease of an additional engine during the quarter. The increase was also attributable to more flight hours at Midwest Express, increases in Skyway maintenance due to the expiration of manufacturer warranties on most aircraft, an increase in unscheduled engine repairs, and an increase in accrual rates for future engine and airframe overhauls.

   Aircraft rental costs increased by $.2 million in 1997, as a result of Midwest Express leasing two additional aircraft in 1997. This increased cost was partially offset by lower lease costs for Skyway's 15 turboprop aircraft that were refinanced in the second and third quarter 1996, and the decision to exercise purchase options on two leased jet aircraft in October 1996.

   Provision for Income Taxes
   Income tax expense for the second quarter 1997 was $3.2 million, a $.9 million decrease from 1996. The effective tax rates for the second quarter of 1997 and 1996 were 36.6% and 38.4%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the initial public offering as if they were payable to taxing authorities.

   Net Income
   Net income for the second quarter decreased $1.0 million from 1996. The net income margin changed from 8.6% in 1996 to 6.7% in 1997.

                   Six Months Ended June 30, 1997 compared to
                         Six Months Ended June 30, 1996

   Operating Revenues
   Company operating revenues totaled $163.3 million for the six months ended June 30, 1997, a $19.8 million, or 13.8%, increase over 1996. Passenger revenues accounted for 90.6% of total revenues and increased $16.7 million, or 12.8%, from 1996 to $147.8 million. The increase is attributable to an 11.2% increase in passenger volume, as measured by revenue passenger miles, and a 1.4% increase in revenue yield.
   Midwest Express passenger revenue increased by $16.9 million, or 15.0%, from 1996 to $129.5 million. This increase was caused by an 11.0% increase in passengers, a 2.6% increase in revenue yield and a 1.0% increase in average passenger trip length. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 14.6%. Load factor decreased from 64.6% in 1996 to 63.2% in 1997.

   Skyway passenger revenue decreased by $.2 million, or 1.0%, from 1996 to $18.3 million. This decrease was caused by a 5.0% decrease in passengers, offset by a 3.7% increase in revenue yield. Load factor decreased from 44.8% in 1996 to 43.1% in 1997.

   Revenue from cargo, charter and other services increased $3.1 million, or 25.1%, in 1997. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $1.2 million and additional ground service contracts of $.5 million. Charter revenue increased $1.2 million because Midwest Express had one aircraft dedicated to charter operations during the first four months of 1997 and did not have a dedicated aircraft until the second quarter 1996. During the second quarter 1997, Midwest Express had delays with an aircraft refurbishment that required the use of the dedicated charter jet aircraft for scheduled service.

   Operating Expenses
   1997 operating expenses increased $19.8 million, or 15.4%, from 1996, primarily due to expanded operations and an unscheduled engine repair. Cost per total ASM increased 1.7%, from 12.5 cents in 1996 to 12.7 cents in 1997.

   Salaries, wages and benefits increased $5.6 million, or 15.1%, from 1996. On a cost per total ASM basis, these costs increased 2.8%, from 3.6 cents in 1996 to 3.7 cents in 1997. The labor cost increase reflects the addition of approximately 316 full-time equivalent employees since June 30, 1996; 313 at Midwest Express and 3 at Skyway. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1996 and 1997. In addition, employees were added to support aircraft ramp operations in Boston, Kansas City and Washington D.C., which were previously contracted from other airlines. Salaries, wages and benefits were also adversely affected by an unanticipated delay in completing several new aircraft modifications and refurbishments as initially scheduled. This delay caused a temporary excess in aircraft flight crews during the 1997 second quarter. The labor cost increase was also due to an adjustment in pay scales for most operations' employees at Midwest Express effective January 1, 1997. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position within the industry. Labor costs were reduced by a reduction in accruals for Midwest Express' profit sharing and management incentive programs.

   Aircraft fuel and oil and associated taxes increased $3.8 million, or 17.5%, from 1996. Into-plane fuel prices increased 5.1% in 1997, averaging 76.8 cents per gallon in 1997 and 73.1 cents in 1996. Fuel consumption increased 11.8% because of a 15.1% increase in Midwest Express aircraft block hours.

   Commissions increased by $2.1 million, or 16.1%, primarily due to higher passenger revenue.

   Dining services costs increased $.8 million, or 11.3%, in 1997, primarily due to the increase in passengers at Midwest Express.

   Station rental, landing and other fees increased by $1.8 million, or 17.5%, from 1996. The increase was caused by 12.4% more flight segments by Midwest Express, increased costs for and use of deicing fluid, and significantly higher airport costs, primarily for purchased security services and landing fees.

   Maintenance costs increased by $4.2 million, or 42.0%, from 1996. The increase was primarily attributable to an unscheduled repair of one MD-88 engine that adversely affected costs by $1.3 million. In addition, this event resulted in the lease of an additional engine during the six months. The increase was also attributable to more flight hours at Midwest Express, increases in Skyway maintenance due to the expiration of manufacturer warranties on most aircraft, and an increase in unscheduled engine repairs.

   Depreciation and amortization increased by $.5 million, or 13.2%, from 1996. The increase was primarily the result of the depreciation associated with capital spending and the decision to exercise purchase options on two leased jet aircraft in October 1996, offset by two jet aircraft becoming fully depreciated during 1996.

   Aircraft rental costs increased $.4 million as a result of Midwest Express leasing additional aircraft in 1997. This increased cost was partially offset by lower lease costs for Skyway's 15 turboprop aircraft that were refinanced in the second and third quarter 1996, and the decision to exercise purchase options on two leased aircraft in October 1996.

   Other operating expenses increased by $.5 million, or 3.2%, from 1996. Other cost increases included increased charter costs due to additional charter volume, higher property tax costs because of more aircraft, additional overnight costs for flight crews associated with flight schedule changes and telecommunication costs. These cost increases were partially offset by lower advertising, legal and headquarter relocation costs in 1997.

   Provision for Income Taxes
   Income tax expense for the first six months 1997 was $5.8 million, a decrease of $.2 million from 1996. The effective tax rates for the first six months 1997 and 1996 were 37.0% and 38.7%, respectively.

   Net Income
   Net income for the first six months increased $.4 million from 1996. The net income margin decreased to 6.0% in 1997 from 6.6% in 1996.

                         Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $22.6 million at June 30, 1997, compared to $27.6 million at December 31, 1996. Net cash provided by operating activities totalled $17.2 million for the six months ended June 30, 1997. Net cash used in investing activities totalled $23.5 million, primarily due to aircraft acquisitions and related modifications in 1997 of $8.3 million, which are intended to be financed by sale and leaseback transactions, and due to capital expenditures of $14.8 million.

   As of June 30, 1997, the Company had a working capital deficit of $5.7 million versus a $5.8 million deficit at December 31, 1996. The working capital deficit is due to the Company's air traffic liability (advance bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. Because of these items, the Company expects to operate periodically with a working capital deficit, which is not unusual for the industry.

   The Company has no debt, other than its lease commitments. As of June 30, 1997, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $12.0 million that reduce the amount of available credit.

   Capital expenditures totalled $14.8 million for the six months ended June 30, 1997, not including aircraft acquisitions. Capital expenditures primarily consisted of the completion of Midwest Express' hangar expansion, the acquisition of an office building for Skyway, capitalized engine overhauls, capitalized aircraft major engine maintenance, hush kits and one spare aircraft engine. During August 1997, the Company will purchase its headquarters building, which it currently leases. The Company will pay $2.8 million and will assume $3.5 million of long-term debt. The mortgage note has an interest rate of 8.25% and is payable in monthly installments through April 2011.

   Aircraft acquisitions and modifications intended to be financed by sale and leaseback transactions totalled $8.3 million during the six months ended June 30, 1997. Modifications to aircraft not yet in service include maintenance inspection and modification, hush kit installation and complete interior refurbishment. During the remainder of 1997, the Company intends to finalize sale and leaseback transactions on one DC-9-30 aircraft acquired in 1996, in which case the Company would be reimbursed for approximately $4.7 million of related aircraft acquisition and modification costs incurred to June 30, 1997. The Company anticipates finalizing the sale and leaseback transactions on the two remaining jet aircraft during 1998.

   As of June 30, 1997, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before 2001.

   During the second quarter 1997, the Company's board of directors approved increasing the Company's share repurchase program by $10 million over and above the original $5 million limit authorized by the board in December 1995. As of June 30, 1997, the Company has purchased 155,550 shares at a cost of $2.8 million.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1997.


                              Pending Developments

   New Aircraft - As of June 30, 1997, three DC-9 aircraft acquired during 1996 had not yet been placed into service. The first aircraft suffered an unanticipated delay in aircraft modifications and refurbishments, which resulted in the Company's dedicated charter aircraft covering its scheduled service routes. This aircraft is expected to enter service during the third quarter 1996, thereby reinstating the charter aircraft to charter service. The second aircraft will initially be used as a maintenance spare during the first quarter 1998. The third aircraft will be placed into service during 1998; plans for this aircraft have not been announced.

   Federal Excise Tax - Effective October 1, 1997, the United States Government will change the federal excise ticket tax structure. The Company expects the change in the ticket tax to favorably impact its financial statements, however the change is not expected to be material.

   Other Issues - The Company's annual report for the year ended December 31, 1996, disclosed certain issues relating to the White House Commission on Aviation Safety and Security, labor relations and sales taxes. These issues remain pending.

   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.

   As discussed in Note 11 to the Company's consolidated financial statements for the year ended December 31, 1996 and in Item 3 of the Company's Annual Report on Form 10-K for that year, a Commissioner of the Equal Employment Opportunity Commission ("EEOC") filed charges against the Company on July
   8, 1992.   On May 30, 1997, the EEOC commenced litigation in the federal
   District Court for the Eastern District of Wisconsin relating to such charges seeking compensatory and punitive damages in unspecified amounts for its claimants. The litigation involves a smaller number of claimants than the original charges. When the Company responds to the complaint in the litigation, the Company will deny the EEOC's allegations, and the Company intends to vigorously defend itself against the charges unless a settlement can be reached that would make it economically impractical to contest the charges. The accompanying financial statements do not reflect any liability with respect to the EEOC's claims, and the Company does not believe the amount of any settlement or adverse judgment would be material to the Company.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's Annual Meeting of Shareholders held on April 23, 1997, the following individuals were elected to the Board of Directors:

                                  Authority        Authority
                                   Granted          Withheld
    Oscar C. Boldt                5,553,402          42,082
    Brenda F. Skelton             5,555,683          39,801
    Richard H. Sonnentag          5,558,389          37,095

   The term of office for the following directors continued after the Company's Annual Meeting: John F. Bergstrom; Frederick P. Stratton, Jr.; John W. Weekly; Timothy E. Hoeksema; James G. Grosklaus and David H. Treitel. Effective June 30, 1997, Albert J. DiUlio, S.J. resigned from the Board of Directors of the Company.

   The following proposal was approved at the Company's Annual Meeting:

                             Affirmative    Negative      Votes     Broker
                                Votes         Votes     Abstained   Non Vote
    Approval of amendments
    of Midwest Express
    Holdings, Inc. 1995
    Stock Option Plan           4,635,416     167,345     18,024     774,699


   Item 6.      Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                The exhibits filed herewith or incorporated by reference are set forth on the attached Exhibit Index.

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Midwest Express Holdings, Inc.


   Date:    August 13, 1997   By /s/ Robert S. Bahlman
                                 Robert S. Bahlman
                                 Vice President, Chief Financial Officer
                                  and Treasurer

                                  EXHIBIT INDEX


   Number              Description


    (10.1) Commercial Offer to Purchase between Chocolate Chip Limited Partnership and Midwest Express, dated April 11, 1997.

     (27)              Financial Data Schedule