Form 10-Q
period 1997-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 1997-11-13
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to _______________

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

                           Yes    X           No

   As of October 31, 1997, there were 9,419,226 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    Page No.

   Item 1.   Financial Statements (unaudited)

             Consolidated Statements of Income                             3

             Condensed Consolidated Balance Sheets                         4

             Consolidated Statements of Cash Flows                         5

             Unaudited Notes to Consolidated Financial Statements          6

   Item 2.   Management's Discussion and Analysis of Results
             of Operations and Financial Condition                         8

                           PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                            18

   Item 6.   Exhibits and Reports on Form 8-K                             18

   SIGNATURES                                                             19

   Part I  Item I - Financial Statements

                                                   MIDWEST EXPRESS HOLDINGS, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (Dollars in thousands, except per share amounts)
                                                             (Unaudited)

                                                                       Three Months                Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                    1997         1996           1997          1996
   Operating revenues:
        Passenger service  . . . . . . . . . . . . . . . . .    $ 81,731     $ 75,895       $229,578      $207,019
        Cargo  . . . . . . . . . . . . . . . . . . . . . . .       3,156        2,880          8,448         8,321
        Other  . . . . . . . . . . . . . . . . . . . . . . .       4,512        4,348         14,637        11,236
                                                                ________     ________       ________      ________
             Total operating revenues  . . . . . . . . . . .      89,399       83,123        252,663       226,576
                                                                ________     ________       ________      ________
   Operating expenses:
        Salaries, wages and benefits . . . . . . . . . . . .      23,921       20,577         66,483        57,543
        Aircraft fuel and oil  . . . . . . . . . . . . . . .      12,043       11,916         37,405        33,495
        Commissions  . . . . . . . . . . . . . . . . . . . .       8,423        7,863         23,606        20,943
        Dining services  . . . . . . . . . . . . . . . . . .       4,580        3,957         12,768        11,314
        Station rental, landing and other fees . . . . . . .       5,800        5,083         18,183        15,620
        Aircraft maintenance materials and repairs . . . . .       7,146        5,561         21,409        15,603
        Depreciation and amortization  . . . . . . . . . . .       2,110        1,897          6,359         5,648
        Aircraft rentals . . . . . . . . . . . . . . . . . .       4,373        3,962         12,947        12,110
        Other  . . . . . . . . . . . . . . . . . . . . . . .       9,215        8,976         26,735        25,958
                                                                ________     ________       ________      ________
             Total operating expenses  . . . . . . . . . . .      77,611       69,792        225,895       198,234
                                                                ________     ________       ________      ________
   Operating income  . . . . . . . . . . . . . . . . . . . .      11,788       13,331         26,768        28,342
                                                                ________     ________       ________      ________
   Other income (expense):
        Interest income  . . . . . . . . . . . . . . . . . .         233          249            872           771
        Other  . . . . . . . . . . . . . . . . . . . . . . .         (18)         (12)           (37)         (176)
                                                                ________     ________       ________      ________
             Total other income (expense)  . . . . . . . . .         215          237            835           595
                                                                ________     ________       ________      ________

   Income before income taxes  . . . . . . . . . . . . . . .      12,003       13,568         27,603        28,937
   Provision for income taxes  . . . . . . . . . . . . . . .       4,445        5,211         10,216        11,154
                                                                ________     ________       ________      ________
   Net income  . . . . . . . . . . . . . . . . . . . . . . .    $  7,558     $  8,357       $ 17,387      $ 17,783
                                                                ========     ========       ========      ========
   Net income per common share . . . . . . . . . . . . . . .    $    .80     $    .88       $   1.83      $   1.85
                                                                ========     ========       ========      ========


                                           See notes to consolidated financial statements.

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    September 30, December 31,
                                                        1997         1996
                                                     (Unaudited)
        ASSETS
   Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . $ 24,498   $ 27,589
     Accounts receivable:
       Traffic, less allowance for doubtful
        accounts of $376 and $207 at
        September 30, 1997 and December 31,
         1996, respectively  . . . . . . . . . . . . . .    4,165      4,639
       Other receivables . . . . . . . . . . . . . . . .      889        592
                                                         --------   --------
           Total accounts receivable . . . . . . . . . .    5,054      5,231
       Inventories . . . . . . . . . . . . . . . . . . .    3,468      3,122
       Prepaid expenses  . . . . . . . . . . . . . . . .    3,844      4,247
       Deferred income taxes . . . . . . . . . . . . . .    3,333      3,334
       Aircraft and modifications intended to
        be financed by sale and leaseback
        transactions . . . . . . . . . . . . . . . . . .   19,579      9,046
                                                         --------   --------
           Total current assets  . . . . . . . . . . . .   59,776     52,569
                                                         --------   --------
   Property and equipment, at cost . . . . . . . . . . .  156,551    130,792
     Less accumulated depreciation . . . . . . . . . . .   68,517     59,889
                                                         --------   --------
   Net property and equipment  . . . . . . . . . . . . .   88,034     70,903
   Landing slots and leasehold rights, net . . . . . . .    4,982      5,228
   Other assets  . . . . . . . . . . . . . . . . . . . .    4,005        435
                                                         --------   --------
   Total assets  . . . . . . . . . . . . . . . . . . . . $156,797   $129,135
                                                         ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable  . . . . . . . . . . . . . . . . .  $ 4,179    $ 3,684
     Income taxes payable  . . . . . . . . . . . . . . .    2,009          -
     Air traffic liability . . . . . . . . . . . . . . .   31,289     22,043
     Accrued liabilities . . . . . . . . . . . . . . . .   30,395     32,636
                                                         --------   --------
           Total current liabilities . . . . . . . . . .   67,872     58,363
                                                         --------   --------
   Long-term debt  . . . . . . . . . . . . . . . . . . .    3,362          -
   Deferred income taxes . . . . . . . . . . . . . . . .   10,185      9,894
   Other noncurrent liabilities  . . . . . . . . . . . .   19,554     20,537
                                                         --------   --------
   Total liabilities . . . . . . . . . . . . . . . . . .  100,973     88,794
                                                         --------   --------
   Shareholders' equity:
     Preferred stock, without par value,
      5,000,000 shares authorized, no shares
      issued or outstanding  . . . . . . . . . . . . . .        -          -
     Common stock, $.01 par value, 25,000,000
      shares authorized, 9,642,807 shares
      issued . . . . . . . . . . . . . . . . . . . . . .       96         64
     Additional paid-in capital  . . . . . . . . . . . .    9,511      9,545
     Treasury stock, at cost . . . . . . . . . . . . . .   (4,573)    (2,672)
     Retained earnings . . . . . . . . . . . . . . . . .   50,790     33,404
                                                         --------   --------
   Total shareholders' equity  . . . . . . . . . . . . .   55,824     40,341
                                                         --------   --------
   Total liabilities and shareholders' equity  . . . . . $156,797   $129,135
                                                         ========   ========

              See notes to consolidated financial statements.

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                             Nine Months Ended September 30,
                                                            1997       1996
   Operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . $ 17,387   $ 17,783
     Items not involving the use of cash:
       Depreciation and amortization . . . . . . . . . .    6,359      5,648
       Deferred income taxes . . . . . . . . . . . . . .      292     (4,558)
       Other . . . . . . . . . . . . . . . . . . . . . .    3,236      2,376
     Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . .      177      1,239
       Inventories . . . . . . . . . . . . . . . . . . .     (346)      (556)
       Prepaid expenses  . . . . . . . . . . . . . . . .      403       (143)
       Accounts payable  . . . . . . . . . . . . . . . .      495       (680)
       Income taxes payable  . . . . . . . . . . . . . .    2,009      2,628
       Accrued liabilities . . . . . . . . . . . . . . .   (2,358)    10,210
       Air traffic liability . . . . . . . . . . . . . .    9,246      7,470
                                                         --------   --------
     Net cash provided by operating activities . . . . .   36,900     41,417
                                                         --------   --------
   Investing activities:
     Capital expenditures  . . . . . . . . . . . . . . .  (23,042)    (8,542)
     Aircraft acquisitions and modifications
     financed by or intended to be financed
     by sale and leaseback transactions  . . . . . . . .  (11,799)   (85,582)
     Proceeds from sale of property and equipment  . . .       49          5
     Other . . . . . . . . . . . . . . . . . . . . . . .   (3,570)      (243)
                                                         --------   --------
     Net cash used in investing activities . . . . . . .  (38,362)   (94,362)
                                                         --------   --------
   Financing activities:
     Proceeds from sale and leaseback transactions . . .    1,266     73,695
     Purchase of treasury stock  . . . . . . . . . . . .   (1,977)    (2,790)
     Other . . . . . . . . . . . . . . . . . . . . . . .     (918)     1,315
                                                         --------   --------
     Net cash (used in) provided by
      financing activities . . . . . . . . . . . . . . .   (1,629)    72,220
                                                         --------   --------
   Net (decrease) increase in cash
    and cash equivalents . . . . . . . . . . . . . . . .   (3,091)    19,275
   Cash and cash equivalents,
    beginning of period  . . . . . . . . . . . . . . . .   27,589     14,626
                                                         --------   --------
   Cash and cash equivalents, end
    of period  . . . . . . . . . . . . . . . . . . . . .
                                                         $ 24,498   $ 33,901
                                                         ========   ========
   Supplemental schedule of non-cash
    investing and financing activities:
     Long-term debt assumed in
     connection with capital expenditures  . . . . . . . $  3,487          -
                                                         ========

                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1.   Business and Basis of Presentation

        Basis of Presentation
        The consolidated financial statements for the nine-month period ended September 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

        Stock Split
        On April 23, 1997, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares were issued May 28 to shareholders of record as of May 12. The financial and share information presented herein for all periods has been adjusted to reflect the effect of the stock dividend.

   2.   Financing Agreements

        During May 1997, the Company amended its revolving credit facility with three banks, extending its available credit to $55,000,000.

        During August 1997, the Company purchased its headquarters building, which it previously leased. As part of the transaction, the Company assumed $3,500,000 of long-term debt. The mortgage note has an interest rate of 8.25% and is payable in monthly installments through April 2011.

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

   4.   New Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of adopting Statement 128 on the calculation of earnings per share for the nine months ended September 30, 1997 and September 30, 1996 would not be material.

   Part I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations

   Overview
   The Company's 1997 third quarter operating income was $11.8 million, a decrease of $1.5 million from the third quarter 1996. Net income decreased by $.8 million, or 9.6%, to $7.6 million. For the first nine months of 1997, operating income was $26.8 million, a decrease of $1.6 million from 1996. Year-to-date net income decreased from $17.8 million to $17.4 million, or 2.2%. Year-to-date earnings per share were $1.83, a $.02, or 1.1%, decrease from 1996 results.

   Although the Company's total revenue in the third quarter increased $6.3 million, or 7.6%, relative to the third quarter 1996, operating costs increased by $7.8 million, or 11.2%. The increase in revenue was primarily attributable to record passenger traffic, which increased 12.9%. The Company had two additional aircraft in scheduled service during the quarter, with the principal new routes of Milwaukee-Orlando and Kansas City-New York La Guardia. Offsetting the improvement in passenger traffic was a 4.6% decrease in revenue yield. The yield reduction resulted from the reinstatement of the 10% federal excise tax on passenger travel on March 7, 1997, which was suspended during much of 1996. In addition, the Company incurred competitive pricing pressure on a number of routes, particularly West Coast markets. Finally, yield decreased as a result of a change in product mix. As anticipated, each of the new routes added by the Company had lower revenue yields than the system average. The Company believes, from an overall profit perspective, the lower revenue yield will be offset, at least to some extent, by a longer aircraft stage length and higher load factors on these routes.

   The Company's financial results benefited from lower fuel prices which resulted in a $1.0 million improvement in operating expenses. Costs increased due to higher maintenance expenditures, higher labor rates and airport costs. In addition, costs were also affected by an unanticipated delay in completing several aircraft modifications and refurbishments as initially scheduled. This delay caused the Company to temporarily use the one aircraft dedicated to its charter program for scheduled service. In addition, the delay caused a temporary excess in aircraft flight crews and other costs. Additional detail on cost changes is included in subsequent sections.

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                        September 30,
                                                                                      %                                      %
                                                             1997        1996      Change          1997          1996     Change
   Midwest Express Operations
   Origin & Destination Passengers                        413,473     366,592        12.8     1,154,683     1,034,204       11.6
   Revenue Passenger Miles (000s)                         374,693     329,319        13.8     1,050,179       931,729       12.7
   Scheduled Service Available Seat Miles (000s)          571,362     514,911        11.0     1,639,871     1,447,219       13.3
   Total Available Seat Miles(000s)                       576,684     527,462         9.3     1,667,040     1,477,720       12.8
   Load Factor (%)                                          65.6%       64.0%         1.6         64.0%         64.4%       -0.4
   Revenue Yield                                           $0.191      $0.199        -4.1        $0.192        $0.191        0.1
   Cost per total ASM                                      $0.120      $0.117         2.1        $0.120        $0.119        1.3
   Average Passenger Trip Length                            906.2       898.3         0.9         909.5         900.9        1.0
   Number of Flights                                        9,961       9,128         9.1        28,793        25,886       11.2
   Into-plane Fuel Cost per Gallon                         $0.680      $0.737        -7.7        $0.735        $0.730        0.8
   Full-time Equivalent Employees at End of Period          1,850       1,579        17.2         1,850         1,579       17.2
   Aircraft in Service at End of Period                        24          22        n.m.            24            22       n.m.

   Skyway Airlines Operations
   Origin & Destination Passengers                         77,868      82,521        -5.6       222,790       235,086       -5.2
   Revenue Passenger Miles (000s)                          18,451      19,026        -3.0        52,077        54,249       -4.0
   Scheduled Service Available Seat Miles (000s)           41,168      41,882        -1.7       119,215       120,590       -1.1
   Total Available Seat Miles(000s)                        41,236      41,923        -1.6       119,465       120,774       -1.1
   Load Factor (%)                                          44.8%       45.4%        -0.6         43.7%         45.0%       -1.3
   Revenue Yield                                           $0.551      $0.541         1.8        $0.546        $0.529        3.1
   Cost per total ASM                                      $0.231      $0.210         9.7        $0.238        $0.212       12.2
   Average Passenger Trip Length                            237.0       230.6         2.8         233.7         230.8        1.3
   Number of Flights                                       10,771      10,805        -0.3        31,200        31,369       -0.5
   Into-plane Fuel Cost per Gallon                         $0.766      $0.832        -8.0        $0.794        $0.804       -1.2
   Full-time Equivalent Employees at End of Period            264         235        12.3           264           235       12.3
   Aircraft in Service at End of Period                        15          15          --            15            15         --


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


        The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:


                                               Three Months Ended September 30,             Nine Months Ended September 30,
                                                    1997                  1996                1997                    1996
                                           Per Total     % of   Per Total        % of Per Total     % of     Per Total      % of
                                                 ASM  Revenue         ASM     Revenue       ASM  Revenue           ASM   Revenue
   Operating revenues:
   Passenger service                          $0.132    91.4%      $0.133       91.3%    $0.128    90.9%        $0.130     91.4%
   Cargo                                       0.005     3.5%       0.005        3.5%     0.005     3.3%         0.005      3.7%
   Other                                       0.008     5.1%       0.008        5.2%     0.008     5.8%         0.007      4.9%
                                              ------   ------      ------      ------    ------   ------        ------    ------
   Total operating revenues                    0.145   100.0%       0.146      100.0%     0.141   100.0%         0.142    100.0%

   Operating expenses:
   Salaries, wages and benefits                0.039    26.7%       0.036       24.7%     0.037    26.3%         0.036     25.4%
   Aircraft fuel and oil                       0.020    13.5%       0.021       14.3%     0.021    14.8%         0.021     14.8%
   Commissions                                 0.014     9.4%       0.014        9.5%     0.013     9.3%         0.013      9.2%
   Dining services                             0.007     5.1%       0.007        4.8%     0.007     5.1%         0.007      5.0%
   Station rental, landing and other fees      0.009     6.5%       0.009        6.1%     0.010     7.2%         0.010      6.9%
   Aircraft maintenance materials/repairs      0.012     8.0%       0.009        6.7%     0.012     8.5%         0.010      6.9%
   Depreciation and amortization               0.003     2.4%       0.004        2.3%     0.004     2.5%         0.003      2.5%
   Aircraft rentals                            0.007     4.9%       0.007        4.8%     0.007     5.1%         0.008      5.3%
   Other                                       0.015    10.3%       0.016       10.8%     0.015    10.6%         0.016     11.5%
                                              ------   ------      ------      ------    ------   ------        ------    ------
   Total operating expenses                   $0.126    86.8%      $0.123       84.0%    $0.126    89.4%        $0.124     87.5%
                                              ======   ======      ======      ======    ======   ======        ======    ======
   Total ASMs (000s)                         617,920              569,385             1,786,505              1,598,494


              Note:   Numbers in this table cannot be recalculated due to rounding.


                Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

   Operating Revenues
   Company operating revenues totalled $89.4 million in the third quarter 1997, a $6.3 million, or 7.6%, increase over revenues for the third quarter 1996. Passenger revenues accounted for 91.4% of total revenues and increased $5.8 million, or 7.7%, from 1996 to $81.7 million. The increase is attributable to a 12.9% increase in passenger volume, as measured by revenue passenger miles, offset by a 4.6% decrease in revenue yield.

   Midwest Express Airlines passenger revenue increased by $6.0 million, or 9.1%, from 1996 to $71.6 million. This increase reflects a 12.8% increase in origin and destination passengers, offset by a 4.1% decrease in revenue yield. Total capacity, as measured by scheduled service ASMs, increased 11.0% because of two additional aircraft in scheduled service during the 1997 quarter. Load factor increased from 64.0% in 1996 to 65.6% in 1997. Revenue yield was negatively impacted by the reinstatement of the federal excise tax on passenger tickets effective March 7, 1997, competitive pricing pressures and the start-up of several new routes that were impacted by introductory and competitive pricing. Of the 4.1% yield decrease in the third quarter 1997, approximately 1.7% was caused by service initiated in March 1997 in the Milwaukee-Orlando market. This market will typically have higher load factors, but lower revenue yields, than the remainder of the Midwest Express system.

   Skyway passenger revenue decreased by $.1 million, or 1.2%, from 1996 to $10.2 million. This decrease was caused by a 5.6% decrease in origin and destination passengers, offset by a 1.8% increase in revenue yield. Total capacity decreased by 1.7%, as a result of maintenance issues and a schedule change. Load factor decreased from 45.4% in 1996 to 44.8% in 1997.

   Revenue from cargo, charter and other services increased $.4 million in the third quarter 1997. Midwest Express benefited from increased revenue of $.6 million from the Midwest Express MasterCard program, increased cargo revenue of $.3 million, and additional ground service contracts of $.1 million. Charter revenue decreased $.8 million because in 1997 Midwest Express had delays with an aircraft refurbishment that required the use of its dedicated charter jet aircraft for scheduled service. During the fourth quarter of 1997, the dedicated charter jet aircraft has returned to charter service.

   Operating Expenses
   1997 operating expenses increased by $7.8 million, or 11.2%, from 1996. The cost increase was primarily due to expanded operations, but was offset by lower fuel prices. Cost per total ASM increased 2.4%, from 12.3 cents in 1996 to 12.6 cents in 1997.

   Salaries, wages and benefits increased by $3.3 million, or 16.3%. The labor cost increase reflects the addition of approximately 300 full-time equivalent employees since September 30, 1996; 271 at Midwest Express and 29 at Skyway. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1996 and 1997. In addition, employees were added to support aircraft ramp operations in Boston, Kansas City and Washington, D.C., which were previously contracted from other airlines. Salaries, wages and benefits were also adversely affected by an unanticipated delay in completing several new aircraft modifications and refurbishments as initially scheduled. This delay caused a temporary excess in aircraft flight crews during the third quarter of 1997. The labor cost increase was also due to an adjustment in pay scales for most operations' employees at Midwest Express effective January 1, 1997. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. Labor costs were reduced by a reduction in accruals for Midwest Express' profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees, are based entirely on achieving certain levels of profitability, payable annually and accrued monthly based on earnings to date and projected results for the remainder of the year.

   Aircraft fuel and oil and associated taxes increased $.1 million, or 1.1%, in 1997. Into-plane fuel prices decreased 7.8% in 1997, averaging 68.7 cents per gallon in 1997 and 74.5 cents per gallon in 1996. Fuel consumption increased by 9.6% in the quarter because Midwest Express operated 9.0% more aircraft block hours. Fuel costs in October 1997 averaged 71.1 cents per gallon.

   Commissions increased by $.6 million, or 7.1%, primarily due to the increase in passenger revenue.

   Dining services costs increased by $.6 million, or 15.7%, from 1996. The increase was primarily due to the 12.8% increase in origin and destination passengers and a 2.6% increase in dining service costs.

   Station rental, landing and other fees increased by $.7 million, or 14.1%, from 1996. The increase was caused by 9.1% more flight segments by Midwest Express and higher airport costs, primarily for purchased security services and landing fees. In addition, station rental costs increased at Washington National Airport due to a new terminal at the airport.

   Maintenance costs increased by $1.6 million, or 28.5%, from 1996. The increase was attributable to more flight hours at Midwest Express, increases in Skyway maintenance due to the expiration of manufacturer warranties on most aircraft, an increase in unscheduled engine repairs, and an increase in accrual rates for future engine and airframe overhauls.

   Depreciation and amortization increased by $.2 million, or 11.2%, from 1996. The increase was primarily the result of the depreciation associated with capital spending and the decision to exercise purchase options on two leased jet aircraft in October 1996, offset by two jet aircraft becoming fully depreciated during 1997.

   Aircraft rental costs increased by $.4 million in 1997, as a result of Midwest Express leasing two additional aircraft in 1997. This increased cost was partially offset by lower lease costs for Skyway's 15 turboprop aircraft that were refinanced in the second and third quarter 1996, and the decision to exercise purchase options on two leased jet aircraft in October 1996.

   Other operating expenses increased by $.2 million, or 2.7%, from 1996. Other cost increases included additional advertising, additional overnight costs for flight crews associated with flight schedule changes, booking fees, professional and financial services, software and telecommunication costs. These cost increases were partially offset by lower charter costs, facilities rental and headquarter relocation costs in the third quarter 1997.

   Provision for Income Taxes
   Income tax expense for the third quarter 1997 was $4.4 million, a $.8 million decrease from 1996. The effective tax rates for the third quarter of 1997 and 1996 were 37.0% and 38.4%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

   Net Income
   Net income for the third quarter decreased $.8 million from 1996. The net income margin changed from 10.1% in 1996 to 8.5% in 1997.

                Nine Months Ended September 30, 1997 compared to
                      Nine Months Ended September 30, 1996

   Operating Revenues
   Company operating revenues totalled $252.7 million for the nine months ended September 30, 1997, a $26.1 million, or 11.5%, increase over 1996. Passenger revenues accounted for 90.9% of total revenues and increased

   $22.6 million, or 10.9%, from 1996 to $229.6 million. The increase is attributable to an 11.8% increase in passenger volume, as measured by revenue passenger miles, offset by a .8% decrease in revenue yield.

   Midwest Express Airlines passenger revenue increased by $22.9 million, or 12.8%, from 1996 to $201.2 million. This increase was caused by an 11.6% increase in passengers and a 1.0% increase in average passenger trip length. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 13.3%. Load factor decreased from 64.4% in 1996 to 64.0% in 1997.

   Skyway passenger revenue decreased $.3 million, or 1.1%, from 1996 to $28.4 million. This decrease was caused by a 5.2% decrease in passengers, offset by a 3.1% increase in revenue yield. Load factor decreased from 45.0% in 1996 to 43.7% in 1997.

   Revenue from cargo, charter and other services increased $3.5 million, or 18.0%, in 1997. Midwest Express benefited from increased revenue of $1.8 million from the Midwest Express MasterCard program and additional ground service contracts of $.6 million. Charter revenue increased $.4 million, because Midwest Express had one aircraft dedicated to charter operations during the first four months of 1997 but did not have a dedicated aircraft until the second quarter 1996. During portions of the second and third quarters 1997, Midwest Express had delays with an aircraft refurbishment that required the use of the dedicated charter jet aircraft for scheduled service.

   Operating Expenses
   1997 operating expenses increased $27.7 million, or 14.0%, from 1996, primarily due to expanded operations and an unscheduled engine repair. Cost per total ASM increased 1.9%, from 12.4 cents in 1996 to 12.6 cents in 1997.

   Salaries, wages and benefits increased $8.9 million, or 15.5%, from 1996. On a cost per total ASM basis, these costs increased 3.4%, from 3.6 cents in 1996 to 3.7 cents in 1997. The labor cost increase reflects the addition of approximately 300 full-time equivalent employees since September 30, 1996; 271 at Midwest Express and 29 at Skyway. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1996 and 1997. In addition, employees were added to support aircraft ramp operations in Boston, Kansas City and Washington, D.C., which were previously contracted from other airlines. Salaries, wages and benefits were also adversely affected by an unanticipated delay in completing several new aircraft modifications and refurbishments as initially scheduled. This delay caused a temporary excess in aircraft flight crews during the 1997 second and third quarters. The labor cost increase was also due to an adjustment in pay scales for most operations' employees at Midwest Express effective January 1, 1997. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. Labor costs were reduced by a reduction in accruals for Midwest Express' profit sharing and management incentive programs.

   Aircraft fuel and oil and associated taxes increased $3.9 million, or 11.7%, from 1996. Into-plane fuel prices increased .5% in 1997, averaging
   74.0 cents per gallon in 1997 and 73.6 cents in 1996. Fuel consumption increased 11.1% because of a 13.0% increase in Midwest Express aircraft block hours.

   Commissions increased by $2.7 million, or 12.7%, primarily due to higher passenger revenue.

   Dining services costs increased $1.5 million, or 12.9%, in 1997, primarily due to the increase in passengers at Midwest Express.

   Station rental, landing and other fees increased by $2.6 million, or 16.4%, from 1996. The increase was caused by 11.2% more flight segments by Midwest Express, increased costs for and use of deicing fluid, and significantly higher airport costs, primarily for purchased security services and landing fees.

   Maintenance costs increased by $5.8 million, or 37.2%, from 1996. The increase was attributable in part to an unscheduled repair of one MD-88 engine that adversely affected costs by $1.3 million. In addition, this event resulted in the lease of an additional engine during the nine months. The increase was also attributable to more flight hours at Midwest Express, increases in Skyway maintenance due to the expiration of manufacturer warranties on most aircraft, and an increase in unscheduled engine repairs.

   Depreciation and amortization increased by $.7 million, or 12.6%, from 1996. The increase was primarily the result of the depreciation associated with capital spending and the decision to exercise purchase options on two leased jet aircraft in October 1996, offset by two jet aircraft becoming fully depreciated during both 1996 and 1997.

   Aircraft rental costs increased $.8 million as a result of Midwest Express leasing additional aircraft in 1997. This increased cost was partially offset by lower lease costs for Skyway's 15 turboprop aircraft that were refinanced in the second and third quarter 1996, and the decision to exercise purchase options on two leased aircraft in October 1996.

   Other operating expenses increased by $.8 million, or 3.0%, from 1996. Other cost increases included increased charter costs due to additional charter volume, higher property tax costs because of more aircraft, additional overnight costs for flight crews associated with flight schedule changes, professional and financial services, software and telecommunication costs. These cost increases were partially offset by lower advertising, legal costs, facilities rental and headquarter relocation costs in 1997.

   Provision for Income Taxes
   Income tax expense for the first nine months of 1997 was $10.2 million, a decrease of $.9 million from 1996. The effective tax rates for the first nine months 1997 and 1996 were 37.0% and 38.5%, respectively.

   Net Income
   Net income for the first nine months decreased $.4 million from 1996. The net income margin decreased to 6.9% in 1997 from 7.8% in 1996.

                         Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $24.5 million at September 30, 1997, compared to $27.6 million at December 31, 1996. Net cash provided by operating activities totalled $36.9 million for the nine months ended September 30, 1997. Net cash used in investing activities totalled $38.4 million, primarily due to aircraft acquisitions and related modifications of $11.8 million in 1997, which are intended to be financed by sale and leaseback transactions, and due to capital expenditures of $23.0 million. Net cash used in financing activities totalled $1.6 million, primarily due to purchases of treasury stock totalling $2.0 million.

   As of September 30, 1997, the Company had a working capital deficit of $8.1 million versus a $5.8 million deficit at December 31, 1996. The working capital deficit is due to the Company's air traffic liability (advance bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. Because of these items, the Company expects to operate periodically with a working capital deficit, which is not unusual for the industry.

   As of September 30, 1997, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $11.1 million that reduce the amount of available credit.

   Capital expenditures totalled $23.0 million for the nine months ended September 30, 1997, not including aircraft acquisitions. Capital expenditures primarily consisted of the completion of Midwest Express' hangar expansion, the acquisition of an office building for Skyway, capitalized engine overhauls, capitalized aircraft major engine maintenance, hush kits, leasehold improvements and one spare aircraft engine. During August 1997, the Company also purchased its headquarters building, which it previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. The mortgage note has an interest rate of 8.25% and is payable in monthly installments through April 2011.

   During 1998, Midwest Express will construct a new 70,000-square-foot hangar to handle maintenance support for its current fleet and planned growth. The new structure will include five aircraft bays, and be used for heavy maintenance and other long-term jobs. Midwest Express expects the facility to cost $8.0 million.

   Aircraft acquisitions and modifications intended to be financed by sale and leaseback transactions totalled $11.8 million during the nine months ended September 30, 1997. Modifications to aircraft not yet in service include maintenance inspection and modification, hush kit installation, and complete interior refurbishment. The Company has yet to finalize financing on three of the DC-9-30 aircraft acquired in 1996. During the remainder of 1997, the Company intends to finalize a sale and leaseback transaction on one of these DC-9-30 aircraft, in which case the Company would be reimbursed for approximately $4.3 million of related aircraft modification costs incurred to September 30, 1997. The Company anticipates finalizing sale and leaseback transactions on the two remaining DC-9-30 aircraft in early 1998.

   As of September 30, 1997, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expire before 2001.

   During the second quarter 1997, the Company's board of directors approved increasing the Company's share repurchase program by $10 million over and above the original $5 million limit authorized by the board in December 1995. During the third quarter 1997, the Company repurchased 80,000 shares totalling $2.0 million. As of September 30, 1997, the Company has purchased a total of 235,550 shares at a cost of $4.8 million under the share repurchase program.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1997.

                              Pending Developments

   This Pending Developments section contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Factors that could affect the actual results include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, successful negotiation of definitive aircraft acquisition documents, government regulations, refurbishment schedules and potential delays relating to acquired aircraft. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's report on Form 10-K for the year ended December 31, 1996; the Company's prospectus dated September 22, 1995 included in Registration Statement No. 33-95212 on Form S-1; and the Company's prospectus dated May 23, 1996 included in Registration Statement No. 333-03325 on Form S-1.

   DC-9 Aircraft - As of September 30, 1997, two DC-9 aircraft acquired during 1996 had not yet been placed into service. The first aircraft will initially be used as a maintenance spare beginning in the first quarter 1998. The second aircraft will be placed into service during the second quarter 1998; plans for this aircraft have not been announced.

   MD-80 Series Aircraft - During the third quarter 1997, the Company signed a letter of intent to acquire eight McDonnell Douglas MD-80 series aircraft and made deposits totalling $5.2 million. Currently operated by Japan Air Systems, the aircraft will be acquired through Dolphin Trade & Finance, Ltd. The Company is currently negotiating the terms of the definitive documents and expects to finalize them in the fourth quarter of 1997. Assuming successful completion of such negotiations, the aircraft are expected to be delivered to Midwest Express beginning January 1998 and continuing through 1999. After refurbishment and modification, the first aircraft will enter scheduled service in mid-1998. The Company expects that this project, including aircraft refurbishment, modification and support equipment, will cost approximately $125.0 million and will be financed as deliveries take place.

   Federal Excise Tax - Effective October 1, 1997, the U.S. government changed the federal excise ticket tax structure. The Company expects the change in the ticket tax to favorably impact its financial statements; however, the change is not expected to be material.

   Labor Relations - During the third quarter 1997, an application was filed on behalf of the International Brotherhood of Teamsters for the services of the National Mediation Board to conduct an election to determine representation of the pilots of Midwest Express. The election will be held in the fourth quarter, with the ballots counted on December 2, 1997.

   Commission Rate Structure - Effective September 25, 1997, the Company changed its travel agency commission rate structure. The Company now pays an 8% base commission rate, down from 10%, with no commission cap. The Company's operating income during the nine months ended September 30, 1997 would have increased approximately $3.2 million had the new commission rate structure been in place during that period.

   Other Issues - The Company's annual report for the year ended December 31, 1996 disclosed certain issues relating to the White House Commission on Aviation Safety and Security, Skyway labor relations and sales taxes. These issues remain pending.

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

   Item 6.   Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  (27) Financial Data Schedule.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Midwest Express Holdings, Inc.

   Date:  November 13, 1997      By /s/ Robert S. Bahlman
                                    Robert S. Bahlman
                                    Vice President, Chief Financial Officer
                                    and Treasurer

                                  EXHIBIT INDEX

   Exhibit No.         Description

        27        Financial Data Schedule