Form 10-K405
period 1997-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 1998-03-13
CIK 948845

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

   {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the fiscal year ended            December 31, 1997


   { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to ______________



        Commision file number        1-13934


                        MIDWEST EXPRESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                      39-1828757
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

                            6744 South Howell Avenue
                           Oak Creek, Wisconsin  53154
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

                      Yes        X          No

        Indicate by checkmark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]



        Aggregate market value of voting stock held by nonaffiliates as of March 5, 1998: $489.9 million

        As of March 5, 1998 there were 9,421,867 shares of Common Stock, $.01 par value, of the registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the 1997 Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 22, 1998 are incorporated by reference in Part III.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-K

                      For the year ended December 31, 1997

                                TABLE OF CONTENTS


   PART I                                                            Page No.

   Item 1.  Business                                                     3

   Item 2.  Properties                                                  11

   Item 3.  Legal Proceedings                                           12

   Item 4.  Submission of Matters to a Vote of Security Holders         12

   Management   Officers of the Registrant                              13

   PART II

   Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                                14

   Item 6.  Selected Financial Data                                     14

   Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              14

   Item 8.  Financial Statements and Supplementary Data                 14

   Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        14

   PART III

   Item 10. Directors and Executive Officers of the Registrant          15

   Item 11. Executive Compensation                                      15

   Item 12. Security Ownership of Certain Beneficial
             Owners and Management                                      15

   Item 13. Certain Relationships and Related Transactions              15

   PART IV

   Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                        16

   SIGNATURES                                                           17

   INDEPENDENT AUDITORS' REPORT                                         18

   SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS                      19

   EXHIBIT INDEX                                                        20



   PART I

   Item 1. Business

   Background

        Midwest Express Holdings, Inc. was reincorporated under the laws of the State of Wisconsin in 1996. Midwest Express Holdings, Inc. is a holding company and its principal subsidiary is Midwest Express Airlines, Inc. ("Midwest Express").

        Midwest Express operates a single-class, premium service passenger jet airline that caters to business travelers and serves selected major destinations throughout the United States and Toronto, Canada, from bases of operations in Milwaukee and Omaha, Nebraska.

        Midwest Express evolved out of Kimberly-Clark Corporation's ("Kimberly-Clark") desire to provide a convenient and cost-effective way to meet its internal transportation needs. Kimberly-Clark began daily, nonstop aircraft shuttle service in October 1982 for its employees traveling between offices in two cities. Key management personnel from Kimberly-Clark who successfully operated the shuttle service became the senior management of Midwest Express.

        Midwest Express began commercial operations in June 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee's General Mitchell International Airport. Milwaukee, as Midwest Express' original base of operations, has been the main focus of its route structure. Midwest Express established Omaha as its first base of operations outside Milwaukee in May 1994.

        Astral Aviation, Inc. ("Astral"), d/b/a Skyway Airlines ("Skyway"), a wholly owned subsidiary of Midwest Express, began operations in early 1994 by taking over routes that Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a codesharing agreement between Mesa and Midwest Express that expired that year. Under the agreement, Mesa operated the system beginning in 1989 as "Skyway Airlines" using Midwest Express' airline code. As of December 31, 1997, Skyway offered service in 25 Midwestern cities.

        On September 27, 1995, the stock of Midwest Express was transferred to Midwest Express Holdings, Inc. in connection with the initial public offering ("Offering") by Kimberly-Clark of shares of common stock of Midwest Express Holdings, Inc. Following the Offering, Kimberly-Clark retained 20% of the shares of outstanding common stock of the Company that it subsequently sold in a secondary public offering consummated on May 23, 1996. As used herein, unless the context otherwise requires, the "Company" refers to Midwest Express Holdings, Inc. and its respective predecessors, including Midwest Express Airlines, Inc. when operated as a subsidiary of Kimberly-Clark.

   Route Structure and Scheduling

        Bases of Operations

        Midwest Express currently has two bases of operations, Milwaukee and Omaha. As of December 31, 1997, Midwest Express served 25 cities from Milwaukee and was the only carrier providing nonstop service between Milwaukee and most Midwest Express destinations. To increase utilization of aircraft, Midwest Express provides seasonal service from Milwaukee to four cities, Tampa, Ft. Myers and Ft. Lauderdale, Florida, and Phoenix, which generally begins in mid-December and operates through April. Although 12 other jet airline carriers serve Milwaukee's airport, these carriers generally only provide nonstop flights between Milwaukee and their respective operations' hubs.

        From Omaha, Midwest Express provides nonstop service to cities that include Los Angeles, Milwaukee, Newark, Kansas City, and Washington, D.C. Passengers in Omaha can also travel to most other cities in the Midwest Express route system via connections through Milwaukee. Although 11 other jet airline carriers serve Omaha's airport, these carriers (other than Southwest Airlines and Airtran Airways) only provide nonstop flights between Omaha and their respective hubs.

        Integration of Skyway Operations

        Midwest Express coordinates Skyway routes and schedules. The Company primarily has sought to provide Skyway service to communities where there is the opportunity to complement Midwest Express service by giving passengers on short haul, low-density routes the ability to connect to Midwest Express flights in Milwaukee without switching carrier systems. To enhance aircraft utilization, Skyway also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be a consistent demand for air service even though there is no Milwaukee connection. As of December 31, 1997, Skyway offered flights in 25 cities, generally the upper Midwest.

   Customer Service

        Overall

        Midwest Express has consistently emphasized, and been recognized by the public for, its premium customer service which is a principal factor that distinguishes Midwest Express from other airlines. In 1997, the editors of Air Transport World honored Midwest Express with their 1996 "Passenger Services Award," the first time a U.S. airline has earned the award since 1978. Conde Nast Traveler magazine readers rated Midwest Express "Top Domestic Airline" in 1995, 1996 and 1997. In 1996, the Zagat Airline Survey of frequent travelers rated Midwest Express as the "Best U.S. Airline." It also ranked Midwest Express as the fourth best airline in the world, with no other U.S. airline ranked in the top 10. In 1997, a leading consumer travel report awarded Midwest Express the designation as "Best U.S. Airline" for the sixth consecutive year.

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

        Premium Seating

        Each Midwest Express aircraft is configured with two leather-covered seats on each side of the aisle that are larger than coach seats on most other airlines (21 inches wide at the seat cushion compared to standard coach seats that are 17 to 18 inches wide). There are no middle seats. The number of seats in each aircraft is 15% to 20% less than the number of seats that major airlines typically install in the same type of aircraft. Midwest Express has continued to be recognized by a leading consumer travel report, most recently in June 1997, as having the most comfortable coach seats in its periodic surveys of U.S. airlines.

        Dining Services

        The high quality of Midwest Express cuisine has been recognized repeatedly in customer surveys. Breakfast and dinner menus consist typically of a choice of two entrees. Midwest Express offers complimentary champagne on breakfast flights and complimentary wine on other flights. Midwest Express spends about twice as much per revenue passenger meal compared to the industry average for major carriers.

   Fare Pricing and Yield Management

        Airlines generally offer a range of fares that are distinguished by restrictions on use, such as the times of day and days of the week for travel, length of stay and minimum advance booking period. Midwest Express and Skyway generally offer the same range of fares that their competitors offer, although there are exceptions in particular markets where Midwest Express will discount certain categories of fares or will charge a premium compared to its competitors.

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

   Marketing

        Travel Agency Relationships

        Midwest Express sells approximately 76% of its tickets through travel agents. The Company maintains its own reservations center at its headquarters for Midwest Express and Skyway flights. As with most travel agencies, the Company's reservations center obtains airline information, makes reservations and sells tickets through a computer reservation system ("CRS"). The Company has a contract to use the SABRE CRS until 2001. Effective September 25, 1997, the Company changed its travel agency commission rate structure. The Company now pays an 8% base commission rate, down from 10%, with no commission cap.

        Frequent Flyer Program

        The Company operates a Frequent Flyer Program under which mileage credits are earned by flying on Midwest Express, Skyway or other participating airlines and by using the services of participating hotels (including Hilton, Hyatt, Loews and Wyndham), car rental firms (including Alamo and National), MCI telecommunications and Elan MasterCard. Members can redeem Frequent Flyer miles for travel on Midwest Express (20,000 miles for member and 15,000 for companion), Skyway or other participating airlines. In addition to free travel, miles can be redeemed for services of participating hotels and car rental firms. The program is designed to enhance customer loyalty and thereby retain and increase the business of frequent travelers by offering incentives for their continued patronage.

        The Company's Frequent Flyer program includes a Mutual Miles program whereby members in Northwest Airlines' WorldPerks frequent flier program and Midwest Express' Frequent Flyer members maintain their separate accounts, but can choose to redeem award travel on either carrier or can combine certain mileage from both programs to reach an award level. The Company also operates the Midwest Express MasterCard program in conjunction with Elan Financial Services of Illinois ("Elan"). The program allows Midwest Express to offer a co-branded credit card to its Frequent Flyer members and other members of the public to induce them to become Frequent Flyers. The Company generates income by selling Frequent Flyer miles to Elan, which awards the miles to cardholders for charges on their credit cards.

        As of year end 1997 and 1996, the Company had approximately 938,000 and 828,000 members enrolled in its Frequent Flyer program, respectively. The Company estimates that as of December 31, 1997 and 1996, the total available awards under the Frequent Flyer program were 80,000 and 64,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 21,000 and 16,100 during 1997 and 1996. Free travel awards accounted for 4.0% of total Company revenue passenger miles during 1997. Midwest Express does not believe that usage of Frequent Flyer awards results in a significant displacement of revenue passengers.

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

        Codesharing Agreements
        In 1998, Midwest Express established a one-year renewable codesharing agreement with American Eagle. Under the agreement, Midwest Express provides passengers with jet service to Los Angeles or Dallas/Ft. Worth, with American Eagle providing passengers with connecting service from Los Angeles to eight cities in California, and from Dallas/Ft. Worth to 31 cities in the southern and southeastern United States. Both the Midwest Express and American Eagle segments are designated in computer reservation systems with Midwest Express airline codes.


   Related Businesses

        Midwest Express also offers ancillary airline services directly to customers, including freight services and aircraft charters. The freight business consists of transporting freight, United States mail and counter-to-counter packages on regular passenger flights. Midwest Express operates a DC-9-10 jet aircraft configured specifically for the purpose of providing charter services. The primary customers of aircraft charter services are athletic teams, business groups and tour operators. The Company also generates revenue from providing aircraft ground handling services for other airlines, maintenance services and inflight sales.

   Competition

        The Company competes with other air carriers on all routes it serves. Many of the Company's competitors have elaborate route structures that transport passengers to hub airports for transfer to many destinations, including those served by Midwest Express and Skyway. Some competitors offer flights from cities served by Midwest Express to more than one of their hub airports, permitting them to compete in markets by offering multiple routings. For many markets that Midwest Express serves from Milwaukee and Omaha, the competition does not provide nonstop service, but that condition could change. In some markets, Skyway and Midwest Express also compete against ground transportation.

        The Company has the largest market share of passengers at Milwaukee. In 1997, the Company carried 31.5% of passengers boarded in Milwaukee, while Northwest Airlines, which has the second largest share, carried 22.3%. In Omaha, Midwest Express had 6.0% of the market based upon passengers boarded in 1997, compared to 25.9% boarded by United Airlines and 12.3% by Southwest Airlines, the carriers with the two largest market shares.

        In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower cost substitutes to air travel.


   Employees

        As of December 31, 1997, Midwest Express had 2,130 employees (417 of whom were part-time and 49 of whom were intermittents), and Skyway had 305 employees (57 of whom were part-time). The categories of employees were as indicated on the following table:

                              Employees as of December 31, 1997

    Employee Categories           Midwest Express      Skyway
    Flight Operations                      296            153
    Inflight                               346              -
    Passenger Services                     672             88
    Maintenance                            326             48
    Reservations and Marketing             308              -
    Accounting and Finance                 107              7
    Administrative                          75              9
                                        ------         ------
    Total                                2,130            305
                                        ======         ======

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

        In December 1997, Midwest Express pilots elected the Air Line Pilots Association ("ALPA"), a labor union, for representation in collective bargaining. Negotiations have not yet begun. In January 1998, Skyway pilots represented by ALPA ratified a four-year labor contract. No other employees in the Company are unionized. The Company believes management and its employees have had excellent relations.

   Regulation

        General

        The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service, including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, CRSs and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It also is authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

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

        Noise Abatement

        The federal Airport Noise and Capacity Act of 1990 ("ANCA") was intended to convert the nation's commercial jet service to quieter Stage 3 operations by requiring phaseout of Stage 2 operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. The FAA regulations that implement ANCA require carriers to reduce the number of Stage 2 aircraft operated by one of two methods. Midwest Express has chosen to comply with ANCA by operating a fleet that is 65% Stage 3 by the end of 1996, 75% Stage 3 by the end of 1998, and 100% Stage 3 by the end of 1999. As of December 31, 1997, Midwest Express operated 17 Stage 3 aircraft and seven Stage 2 aircraft.

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


        Safety

        In compliance with FAA regulations, the Company's aircraft are subject to many different levels of maintenance or "checks" and periodically go through complete overhauls. Maintenance efforts are monitored by the FAA, with FAA representatives typically on site. The regulations that govern aircraft with 30 seats or fewer had been less stringent than the regulations applicable to aircraft with more than 30 seats. In March 1997, Skyway completed its conversion to certain FAA regulations that require smaller aircraft operations to conduct business under more stringent rules previously applicable only to aircraft with more than 30 seats.

        Slots

        The FAA's regulations currently permit the buying, selling, trading and leasing of certain airline slots at Chicago's O'Hare, New York's La Guardia and Kennedy International, and Washington, D.C.'s National airports. A slot is an authorization to take off or land at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disapprove any such transfer.



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

   Aircraft Fuel


        Because fuel costs constitute a significant portion of the Company's operating costs (approximately 16% and 17% in 1997 and 1996, respectively), significant changes in fuel costs would materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that can affect the supply of fuel, and the Company cannot predict near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of the
   Company's fleet. See "Item 2. Properties   Fleet Equipment."

   Year 2000

        The Company has developed plans to address issues related to the impact of the year 2000 on its computer systems. Financial and operational systems have been assessed, and initial plans have been developed to address systems modification requirements. To date, the Company has identified one internal system that will require a moderate amount of correction. This system will be modified using in-house resources and will be completed by year-end 1998. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

        The Company is also participating with the airline industry to identify potential year 2000 issues at airports and within industry infrastructure, including common vendors, suppliers and government agencies, including the FAA. Many critical FAA computer systems make its operations possible; without these specialized systems, the FAA could not effectively control air traffic, target airlines for inspection, or provide up-to-date weather conditions to pilots and air traffic controllers. The implications of FAA's not meeting the year 2000 deadline could affect all airlines, resulting in customer inconvenience, increased airline costs, grounded or delayed flights or degraded levels of safety.


   Item 2. Properties

   Fleet Equipment

        As of December 31, 1997, Midwest Express' fleet in service consisted of 24 McDonnell Douglas jet aircraft, consisting of eight DC-9-10 series aircraft, fourteen DC-9-30 series aircraft and two MD-88 aircraft. Seventeen aircraft meet Stage 3 noise requirements. None of the aircraft owned by Midwest Express is subject to liens to secure obligations.

                   MIDWEST EXPRESS AIRLINES AIRCRAFT
                           # of                     Date of      Stage
    Tail #    Type        Seats    Owned/Leased   Manufacture    Type

    601ME     MD-88        112        Leased        09/21/89       3
    701ME     MD-88        112        Leased        08/22/89       3
    202ME     DC-9-30       84        Leased        06/26/75       3
    203ME     DC-9-30       84        Leased        07/07/75       3
    204ME     DC-9-30       84        Leased        07/25/75       3
    205ME     DC-9-30       84        Leased        01/02/74       3
    206ME     DC-9-30       84        Leased        05/07/79       3
    207ME     DC-9-30       84        Leased        07/06/79       3
    209ME     DC-9-30       84        Leased        06/18/76       3
    216ME     DC-9-30       84        Leased        10/18/76       3
    502ME     DC-9-30       84         Owned        06/10/80       3
    602ME     DC-9-30       84         Owned        07/21/80       3
    302ME     DC-9-30       84         Owned        11/08/67       2
    501ME     DC-9-30       84         Owned        12/15/67       2
    401ME     DC-9-30       84         Owned        01/02/68       2
    301ME     DC-9-30       84         Owned        01/11/68       2
    500ME     DC-9-10       60         Owned        06/05/65       3
    300ME     DC-9-10       60         Owned        01/22/66       3
    600ME     DC-9-10       60         Owned        02/06/66       3
    800ME     DC-9-10       60         Owned        02/16/66       2
    700ME     DC-9-10       60         Owned        07/14/66       3
    400ME     DC-9-10       60         Owned        07/29/66       2
    900ME     DC-9-10       60         Owned        08/18/66       2
    080ME     DC-9-10       52         Owned        10/30/66       3


        The two MD-88 aircraft leases expire in 2000. Eight DC-9-30 operating leases expire as follows: three in 2001, four in 2006 and one in 2007.

        The Company has acquired two DC-9-30 aircraft that will enter service during 1998. The Company has entered into 10-year operating leases on these aircraft.

        During January 1998, Midwest Express took delivery of the first of eight MD-80 series aircraft the Company has agreed to purchase. After refurbishment and modification, this aircraft will enter scheduled service in mid-1998. The remaining seven aircraft are expected to be delivered to Midwest Express through 1999. Plans for these aircraft have not been announced. The Company expects that this entire project, including aircraft refurbishment, modification and support equipment, will cost approximately $120.0 million and will be financed as deliveries take place. The Company is currently evaluating financing alternatives.

        Skyway acquired 15 new Beechcraft 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. During 1996, Skyway refinanced leases on these aircraft from a group of five financial institutions with lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008.

   Facilities

        The Company has secured long-term use of gates, as well as hangar and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 18 gates at the Milwaukee airport, including ticket counter, baggage handling and operations space. In 1989, the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport that will allow the Company to exercise a series of five-year options to extend the lease for 60 years.

        During 1998, Midwest Express plans to construct a new 70,000-square-foot hangar to handle maintenance support for its current fleet and planned growth. The new structure will include five aircraft bays, and be used for heavy maintenance and other long-term jobs.

        In 11 of the other 25 cities Midwest Express served as of December 31, 1997, gates at the airport were leased directly from the airport authority. For the other 14 cities, Midwest Express subleased gates from other carriers. In Omaha, Midwest Express has exclusive rights to two gates.


        Skyway has secured long-term leases of facilities at Milwaukee's airport. Skyway owns an aircraft hangar and office facility at the airport. The land on which this facility is located is leased until 2010. Skyway also owns a headquarters building. Skyway leases one gate from the Milwaukee airport, under terms that extend until 2010, and also utilizes one Midwest Express gate. Skyway can park several aircraft in the ramp area serviced by these gates.

   Item 3. Legal Proceedings

        During the fourth quarter of 1997, Midwest Express and the U.S. Equal Employment Opportunity Commission ("EEOC") reached an agreement to settle and dismiss a lawsuit filed against the airline. The lawsuit filed by the EEOC in United States District Court in Milwaukee on May 30, 1997, involved the airlines' hiring practices related to African-American groomers and mechanics, and the alleged failure to promote African-Americans.

        Under the terms of the settlement, Midwest Express will move forward with a workforce diversity and training program that includes expanded recruitment and retention efforts through partnerships with minority community-based organizations; focused efforts to develop employees through the Wisconsin technical college system by offering scholarships; expanded minority education efforts; expanded career development initiatives to advance career opportunities for minorities throughout Midwest Express; and enriched diversity training for all employees to enhance awareness of and respect for a diverse workforce. The agreement also provided for the payment of a total of $115,000 divided among six individuals identified by the EEOC as entitled to back pay or other damages.


        The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.


   Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's security holders during the fourth quarter 1997.


   MANAGEMENT


   Officers of the Registrant


        The executive officers and other officers of the Company as of March 1, 1998 together with their ages, positions and business experience are described below:

    NAME                     AGE  POSITION

    Timothy E. Hoeksema      51   Chairman of the Board, President and
                                  Chief Executive Officer and Director

    Brenda F. Skelton        42   Senior Vice President-Marketing and
                                  Customer Service and Director

    Dennis J. Crabtree       57   Senior Vice President-Operations

    Robert S. Bahlman        39   Senior Vice President, Chief Financial
                                  Officer, Treasurer and Controller

    Carol Skornicka          56   Senior Vice President-Corporate
                                  Development, Secretary and General
                                  Counsel

    Rex J. Kessler           50   Vice President-Technical Services

    Carol J. Reimer          48   Vice President-Human Resources

    Lisa A. Bauer            34   Vice President-Sales and Distribution

    Dennis J. O'Reilly       42   Assistant Treasurer, Director of
                                  Investor Relations

    David C. Reeve           52   President and Chief Executive Officer
                                  of Astral Aviation, Inc.

        Timothy E. Hoeksema has been a director, Chairman of the Board, President and Chief Executive Officer of the Company since 1983. Mr. Hoeksema was appointed President-Transportation Sector of Kimberly-Clark in 1988 and resigned from all positions with Kimberly-Clark as of August 1, 1995.

        Brenda F. Skelton has served as the Senior Vice President-Marketing and Customer Service of the Company since March 1995. Prior thereto, Ms. Skelton served as Vice President-Marketing for the Company from February 1993 to March 1995. Ms. Skelton also served as Director of Marketing Programs for the Company from April 1987 to February 1993.

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

        Robert S. Bahlman has served as the Senior Vice President, Chief Financial Officer, Treasurer and Controller of the Company since February 1998. Mr. Bahlman served as Vice President, Chief Financial Officer, Treasurer and Controller of the Company from December 1996 to February 1998. Mr. Bahlman served as the Controller for the Company from September 1995 to December 1996. Prior thereto, Mr. Bahlman also served as the Financial Manager of the Company from July 1990 to August 1995.

        Carol Skornicka has served as Vice President-Corporate Development, Secretary and General Counsel of the Company since Febrary 1998. Ms. Skornicka served as Vice President, General Counsel and Secretary of the Company from May 1996 to February 1998. Ms. Skornicka formerly served as Secretary of the Wisconsin Department of Industry, Labor and Human Relations, a position she held from 1991 until joining the Company.

        Rex J. Kessler has served as Vice President-Technical Services for the Company since September 1995. Prior thereto, Mr. Kessler served as Director-Maintenance of the Company from December 1987 to August 1995.

        Carol J. Reimer has served as Vice President-Human Resources for the Company since September 1995. Prior thereto, Ms. Reimer served as Director-Human Resources for the Company from its commencement of operations to August 1995 and as Director-Human Resources for K-C Aviation Inc. from December 1982 to August 1995.


   Lisa A. Bauer has served as Vice President-Sales and Distribution of the Company since December 1997. Ms. Bauer served as Director of Sales for the Company from November 1994 to December 1997. Prior thereto, Ms. Bauer served as National Sales Manager from October 1992 to November 1994.

        Dennis J. O'Reilly has served as the Assistant Treasurer of the Company since February 1996. Prior thereto, Mr. O'Reilly served as Business Analyst for the Company from November 1990 to January 1996.

        David C. Reeve has served as President and Chief Executive Officer of Astral Aviation, Inc. since March 1997. Prior thereto, Mr. Reeve served as Director of Flight Operations for DHL Airways from June 1991 to February 1997.


                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The information required in this Item is incorporated by reference to discussions of the share repurchase program in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 23 and to Shareholder Information on page 36 of the Company's 1997 Annual Report to Shareholders.

   Item 6.  Selected Financial Data

        The information required in this Item is incorporated by reference to page 18 of the Company's 1997 Annual Report to Shareholders.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required in this Item is incorporated by reference to pages 19 through 23 of the Company's 1997 Annual Report to Shareholders.

   Item 8.  Financial Statements and Supplementary Data

        The information required in this Item is incorporated by reference to pages 24 through 36 of the Company's 1997 Annual Report to Shareholders.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III

   Item 10. Directors and Executive Officers of the Registrant

        The information required in this Item is set forth under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," incorporated herein by reference to pages 1 through 4 and page 17, respectively, of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 and "Officers of the Registrant" in Part I following Item 4.

   Item 11. Executive Compensation

        The information required in this Item is set forth under the heading "Executive Compensation," incorporated herein by reference, to pages 8 through 14 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998.

   Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required in this Item is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference to pages 6 through 7 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998.

   Item 13. Certain Relationships and Related Transactions

        The information required in this Item is set forth under the heading "Certain Transactions," incorporated herein by reference, to page 16 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998.



                                     PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements:

        The consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ending December 31, 1997, together with the report thereon of Deloitte & Touche LLP, dated January 30, 1998, appear on pages 25 through 35 of the Company's 1997 Annual Report to Shareholders, and are incorporated herein by reference.

   (a)(2) Financial Statement Schedules:

        Schedule II   Valuation and Qualifying Accounts

        Schedules not included have been omitted because they are not applicable.

   (b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

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



                                 MIDWEST EXPRESS HOLDINGS, INC.
                                 Registrant



    March 13, 1998               By /s/ TIMOTHY E. HOEKSEMA
                                    Timothy E. Hoeksema
                                    Chairman of the Board, President and
                                    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 1998.

   Signature                               Capacity



   /s/ TIMOTHY E. HOEKSEMA            Chairman of the Board of Directors,
   Timothy E. Hoeksema                President and Chief Executive Officer
                                      (Principal Executive Officer)

   /s/ BRENDA F. SKELTON              Senior Vice President-Marketing and
   Brenda F. Skelton                  Customer Service and Director


   /s/ ROBERT S. BAHLMAN              Senior Vice President,
   Robert S. Bahlman                  Chief Financial Officer, Treasurer and
                                      Controller (Principal Financial and
                                      Accounting Officer)

   /s/ JOHN F. BERGSTROM                   Director
   John F. Bergstrom


   /s/ OSCAR C. BOLDT                      Director
   Oscar C. Boldt


   /s/ JAMES G. GROSKLAUS                  Director
   James G. Grosklaus


   /s/ SAMUEL K. SKINNER                   Director
   Samuel K. Skinner


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


   /s/ DAVID H. TREITEL                    Director
   David H. Treitel


   /s/ JOHN W. WEEKLY                      Director
   John W. Weekly

   INDEPENDENT AUDITORS' REPORT


   To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.
     Oak Creek, Wisconsin

   We have audited the financial statements of Midwest Express Holdings, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998; such financial statements and report are included in you 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Midwest Express Holdings, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


   /s/Deloitte & Touche LLP
   DELOITTE & TOUCHE LLP
   Milwaukee, Wisconsin

   January 30, 1998

                                                                  Schedule II



                         MIDWEST EXPRESS HOLDINGS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


                                             Additions
                                 Balance at   Charged   Deductions   Balance
                                 Beginning       to        from      at End
                                  of Year     Expense     Reserve    of Year
    Allowance for
     doubtful accounts:
       Year ended December 31,
          1997                    $207,000    $400,000  $(376,000)  $231,000
       Year ended December 31,
          1996                    $307,000    $218,000  $(318,000)  $207,000
       Year ended December 31,
          1995                    $125,000    $317,000  $(135,000)  $307,000

                                 EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

    Exhibit No.                          Description

       ( 3.1) Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
       ( 3.2) Bylaws, as amended through December 4, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-13934)).
       ( 3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
       ( 4.1) Credit Agreement among Firstar Bank Milwaukee, N.A; M & I Marshall & Ilsley Bank; Bank One, Milwaukee, N.A.; and Midwest Express Holdings, Inc. dated September 27, 1995 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
       ( 4.2) Credit Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
       ( 4.3) Rights Agreement, dated February 14, 1996, between the Company and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).
       ( 4.4) Amendment to the Rights Agreement, dated April 19, 1996, between the Company and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
       ( 4.5) Second Amendment to Credit Agreement, dated as of April 30, 1997, amending the Credit Agreement dated September 27, 1995, as amended to date, among Midwest Express Holdings, Inc.; Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; and Bank One, Milwaukee, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-13934)).
       (10.1) Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988 (incorporated by reference to
                 Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-95212) (the "S-1")).
       (10.2) Airline Lease, as amended, between Milwaukee County and Midwest Express, dated October 1, 1984 (incorporated by reference to Exhibit 10.5 to the S-1).
       (10.3) Omaha Airport Authority Agreement and Lease at Eppley Airfield with Midwest Express between the Airport Authority of the City of Omaha and Midwest Express (incorporated by reference to Exhibit 10.6 to the S-1).
       (10.4) Airline Lease, as amended, between Milwaukee County and Astral, dated November 23, 1994 (incorporated by reference to Exhibit 10.7 to the S-1).
       (10.5) Lease Agreement between Milwaukee County and Phillip Morris Incorporated, dated October 7, 1982, to which Astral has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the
                 S-1).
       (10.6) Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., Midwest Express Holdings, Inc., Midwest Express Airlines, Inc., and Astral Aviation, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
                 Guarantee Fee Agreement between Kimberly-Clark Corporation
       (10.7) and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
                 Employee Matters Agreement between Kimberly-Clark
       (10.8) Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit
                 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
      (10.9 ) Tenth Amendment to Airline Lease between Milwaukee County and Midwest Express, dated August 18, 1997.
      (10.10) Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Express, dated December 17, 1997.
      (10.11)+ Assignment of Rights Agreement between Dolphin Trade & Finance, LTD. and Midwest Express, dated November 14, 1997.
      (10.12)* Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-44253)).
      (10.13)* Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through September 18, 1996 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-13934)).
      (10.14)* Annual Incentive Compensation Plan, amended through February 11, 1998.
      (10.15)*   Supplemental Benefits Plan (incorporated by reference to
                 Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
      (10.16)* Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema, Brenda F. Skelton, Dennis J. Crabtree and Carol Skornicka (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
      (10.17)* Form of Key Executive Employment and Severance Agreement between the Company and each of Robert S. Bahlman, Rex J. Kessler, Carol J. Reimer, David C. Reeve, Lisa A. Bauer and Dennis J. O'Reilly (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
        (13) 1997 Annual Report to Shareholders (to the extent incorporated by reference herein).
        (23)     Consent of Deloitte & Touche LLP, Independent Auditors.
        (27)     Financial Data Schedule.

    ____________

    *    A management contract or compensatory plan or arrangement.
    + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under