Form 10-K405/A
period 1997-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 1998-04-03
CIK 948845

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO


   {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

   {  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

                      Commission file number  1-13934

                       MIDWEST EXPRESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 Wisconsin                         39-1828757
        (State or other jurisdiction of         (I.R.S. Employer
              or organization)                 Identification No.)

                            6744 South Howell Avenue
                           Oak Creek, Wisconsin  53154
                    (Address of principal executive offices)
                                   (Zip Code)

                              414-570-4000
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, $.01 par value                 New York Stock Exchange
    Preferred Stock Purchase Rights              New York  Stock Exchange
    -------------------------------              ------------------------
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

                             Yes    X      No

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

   Aggregate market value of voting stock held by nonaffiliates as of March 5, 1998: $489.9 million

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

        The undersigned registrant hereby amends and restates Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1997 to provide in its entirety as follows:

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MIDWEST EXPRESS HOLDINGS, INC.
                                 Registrant


   April 2, 1998                 By   /s/Robert S. Bahlman
                                      Robert S. Bahlman
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Controller

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

    Exhibit No.                          Description

      (3.1) Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

      (3.2) Bylaws, as amended through December 4, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-13934)).

      (3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to
                 Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

      (4.1) Credit Agreement among Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; Bank One, Milwaukee, N.A.; and Midwest Express Holdings, Inc. dated September 27, 1995 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

      (4.2) Credit Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

      (4.3) Rights Agreement, dated February 14, 1996, between the Company and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).

      (4.4) Amendment to the Rights Agreement, dated April 19, 1996, between the Company and Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

      (4.5) Second Amendment to Credit Agreement, dated as of April 30, 1997, amending the Credit Agreement dated September 27, 1995, as amended to date, among Midwest Express Holdings, Inc.; Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; and Bank One, Milwaukee, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-13934)).

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

     (10.7) Guarantee Fee Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

     (10.8) Employee Matters Agreement between Kimberly-Clark Corporation and Midwest Express Holdings, Inc., dated September 27, 1995 (incorporated by reference to Exhibit
                 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

     (10.9)# Tenth Amendment to Airline Lease between Milwaukee County and Midwest Express, dated August 18, 1997.

     (10.10)# Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Express, dated December 17, 1997.

     (10.11)+#   Assignment of Rights Agreement between Dolphin Trade &
                 Finance, LTD. and Midwest Express, dated November 14, 1997.

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

     (10.14)*#   Annual Incentive Compensation Plan, amended through February
                 11, 1998.

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

     (13)# 1997 Annual Report to Shareholders (to the extent incorporated by reference herein).

     (23)#       Consent of Deloitte & Touche LLP, Independent Auditors.

     (27.1)#     Financial Data Schedule for the year ended December 31,
                 1997.

     (27.2) Restated Financial Data Schedule for the nine months ended September 30, 1997.

     (27.3) Restated Financial Data Schedule for the six months ended June 30, 1997.

     (27.4) Restated Financial Data Schedule for the three months ended March 31, 1997.

     (27.5)      Restated Financial Data Schedule for the year ended December
                 31, 1996.

     (27.6) Restated Financial Data Schedule for the nine months ended September 30, 1996.

     (27.7) Restated Financial Data Schedule for the six months ended June 30, 1996.

   _______________
   *    A management contract or compensatory plan or arrangement.
   + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material is being filed separately with the Securities and Exchange Commission.
   #    Previously filed.