Form 10-Q
period 1998-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 1998-05-15
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ________________to _________________

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

                           Yes    X           No

   As of April 30, 1998, there were 9,425,894 shares of Common Stock, $.01 par value, of the Registrant outstanding. On April 22, 1998, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The effect of the stock dividend has been reflected in the accompanying financial statements, and had the dividend been paid as of April 30, 1998, there would have been 14,138,841 shares of Common Stock outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                        No.
    Item 1.      Financial Statements (unaudited)

                      Consolidated Statements of Income                  3

                      Condensed Consolidated Balance Sheets              4

                      Consolidated Statements of Cash Flows              5

                      Unaudited Notes to Consolidated Financial
                      Statements                                         6

    Item  2.     Management's  Discussion and  Analysis of  Results of
                 Operations and Financial Condition                      6


                       PART II - OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K                        13

    SIGNATURES                                                           14

    PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                                      Three Months Ended
                                                                          March 31
                                                                   1998             1997
    Operating revenues:
        Passenger service                                       $ 79,201         $ 71,428
        Cargo                                                      2,931            2,593
        Other                                                      6,280            5,899
                                                                --------         --------
         Total operating revenues                                 88,412           79,920
    Operating expenses:
        Salaries, wages and benefits                              26,303           21,409
        Aircraft fuel and oil                                     11,203           13,402
        Commissions                                                6,625            7,119
        Dining services                                            4,398            3,825
        Station rental, landing and other fees                     7,205            6,616
        Aircraft maintenance materials and repairs                 7,468            5,910
        Depreciation and amortization                              2,335            2,101
        Aircraft rentals                                           4,711            4,262
        Other                                                      8,761            8,803
                                                                --------         --------
         Total operating expenses                                 79,009           73,447
                                                                --------         --------
    Operating income                                               9,403            6,473
                                                                --------         --------
    Other income (expense):
               Interest income                                       413              300
               Interest expense                                      (71)               -
               Other                                                 (17)              (4)
                      Total other income (expense)                   325              296
                                                                --------         --------
    Income before income taxes                                     9,728            6,769
    Provision for income taxes                                     3,648            2,538
                                                                --------         --------
    Net income                                                  $  6,080         $  4,231
                                                                ========         ========
    Net income per common share - basic                         $   0.43         $   0.30
                                                                ========         ========
    Net income per common share - diluted                       $   0.42         $   0.30
                                                                ========         ========

   See notes to consolidated financial statements.


   PART I - Financial Statements

                      MIDWEST EXPRESS HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                                                                        March 31,     December 31,
                                                                                                           1998           1997
                                                                                                               (Unaudited)

       ASSETS
       Current assets:
       Cash and cash equivalents                                                                        $  34,989      $  32,066
       Accounts receivable:
                  Traffic, less allowance for doubtful accounts of $243 and $231 at March 31, 1998
                     and December 31, 1997, respectively                                                    6,676          5,106
                  Other                                                                                       669            444
                                                                                                         --------       --------
              Total accounts receivable                                                                     7,345          5,550
       Inventories                                                                                          3,614          3,942
       Prepaid expenses                                                                                     5,911          3,414
       Deferred income taxes                                                                                5,698          4,655
       Aircraft and modifications intended to be financed by
             sale and leaseback transactions                                                                6,000          6,000
                                                                                                         --------       --------
               Total current assets                                                                        63,557         55,627
                                                                                                         --------       --------
    Property and equipment, at cost                                                                       178,875        160,048
       Less accumulated depreciation                                                                       73,153         70,892
                                                                                                         --------       --------
    Net property and equipment                                                                            105,722         89,156
    Landing slots and leasehold rights, net                                                                 4,818          4,900
    Purchase deposits on flight equipment                                                                   5,833         14,500
    Other assets                                                                                            2,033          2,565
                                                                                                         --------       --------
    Total assets                                                                                         $181,963     $  166,748
                                                                                                         ========       ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                                                                $    6,696     $    5,560
       Air traffic liability                                                                               34,097         28,934
       Accrued liabilities                                                                                 34,117         33,989
                                                                                                        ---------       --------
               Total current liabilities                                                                   74,910         68,483
                                                                                                        ---------       --------
    Long-term debt                                                                                          3,305          3,333
    Deferred income taxes                                                                                  12,979         12,509
    Noncurrent scheduled maintenance expense                                                                8,946          7,594
    Accrued pension and other postretirement benefits                                                       6,522          5,462
    Other noncurrent liabilities                                                                            5,775          5,969
                                                                                                        ---------       --------
    Total liabilities                                                                                     112,437        103,350
                                                                                                        =========       ========

    Shareholders' equity:
       Preferred stock, without par value, 5,000,000 shares authorized, no shares issued or                    -               -
         outstanding
       Common stock, $.01 par value, 25,000,000 shares authorized, 14,464,211 shares issued in 1998           145             96
         and 9,642,807 in 1997
       Additional paid-in capital                                                                           9,505          9,531
       Treasury stock, at cost; 331,413 shares in 1998 and                                                 (4,547)        (4,572)
         223,490 shares in 1997
       Retained earnings                                                                                   64,423         58,343
                                                                                                        ---------      ---------
    Total shareholders' equity                                                                             69,526         63,398
                                                                                                        ---------      ---------
    Total liabilities and shareholders' equity                                                           $181,963       $166,748
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


   PART I - Financial Statements

                                                   MIDWEST EXPRESS HOLDINGS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31
                                                                                 1998        1997
    Operating activities:
       Net income                                                             $  6,080    $  4,231
       Items not involving the use of cash:
         Depreciation and amortization                                           2,335       2,101
         Deferred income taxes                                                    (573)         46
         Other                                                                   1,192       1,062
       Changes in operating assets and liabilities:
            Accounts receivable                                                 (1,795)        114
         Inventories                                                               328         120
         Prepaid expenses                                                       (2,497)     (1,804)
         Accounts payable                                                        1,136         (50)
         Income taxes payable                                                    3,520         914
         Accrued liabilities                                                    (3,392)     (5,858)
         Air traffic liability                                                   5,163       7,842
                                                                             ---------     -------
       Net cash provided by operating activities                                11,497       8,718
                                                                             ---------     -------
    Investing activities:
       Capital expenditures                                                     (9,510)     (5,468)
       Aircraft acquisitions and modifications financed by or
               intended to be financed by sale and leaseback transactions            -      (5,063)
       Other                                                                    (1,302)       (211)
                                                                             ---------    --------
       Net cash used in investing activities                                   (10,812)    (10,742)
    Financing activities-
       Other                                                                     2,238         (24)
                                                                             ---------    --------
       Net cash provided by (used in) financing                                  2,238         (24)
         activities                                                          ---------    --------
    Net increase (decrease) in cash and cash equivalents                         2,923      (2,048)
    Cash and cash equivalents, beginning of period                              32,066      27,589
                                                                             ---------    --------
    Cash and cash equivalents, end of period                                 $  34,989   $  25,541
                                                                             =========    ========


                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1. Business and Basis of Presentation

       Basis of Presentation

       The consolidated financial statements for the three-month period ended March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

       Stock Split

       On April 22, 1998, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares will be issued May 27 to shareholders of record as of May 11. The financial and share information presented herein for all periods has been adjusted to reflect the effect of the stock dividend.

   PART I  Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
   Overview

   The Company's 1998 first quarter operating income was $9.4 million, an increase of $2.9 million from the first quarter 1997. Net income increased by $1.8 million, or 43.7%, to $6.1 million. Year-to-date net income per share on a diluted basis was $.42, a $.12 or 40.0% increase over 1997 results.

   The Company's total revenue in the first quarter increased $8.5 million, or 10.6%, relative to the first quarter 1997, while operating costs increased by $5.6 million, or 7.6%. The favorable change in revenue in the quarter was primarily the result of increased passenger volume resulting from service expansions during 1997, resulting in record passenger traffic, which increased 11.9%. The Company had two additional aircraft in scheduled service during the 1998 quarter, with the principal new routes being Milwaukee-Orlando and Kansas City-New York LaGuardia. The Company also had increased supplemental revenue from the Midwest Express credit card program, cargo operations and ground handling contracts.

   The Company's costs were affected by higher labor and maintenance costs and other expenses associated with the service expansion during 1997. These higher costs were partially offset by lower fuel prices and reduced travel agent commission expense. The Company benefited from significantly lower fuel prices in the first quarter 1998, which averaged 23.3% less than in the first quarter 1997. Lower fuel prices favorably impacted operating income by $3.4 million in the first quarter 1998. In addition, a reduced travel agent commission structure contributed $1.0 million to operating income in the first quarter 1998. Additional detail on cost changes is included in subsequent sections.

   Operating Statistics


   The following table provides selected operating statistics for Midwest
   Express and Skyway.


                                                            Three Months Ended
                                                               March 31
                                                                                       %
                                                            1998          1997       Change
    Midwest Express Operations

    Origin & Destination Passengers                        375,618      340,379       10.4%
    Revenue Passenger Miles (000s)                         351,856      313,416       12.3%
    Scheduled Service Available Seat Miles  (000s)         585,786      520,437       12.6%
    Total Available Seat Miles (000s)                      596,659      536,718       11.2%
    Load Factor (%)                                           60.1%        60.2%      -0.1 pts
    Revenue Yield                                           $0.198       $0.200       -0.8%
    Cost per total ASM                                      $0.118       $0.121       -2.4%
    Average Passenger Trip Length                            936.7        920.8        1.7%
    Number of Flights                                        9,793        9,144        7.1%
    Into-plane Fuel Cost per Gallon                         $0.615       $0.804      -23.5%
      Full-time equivalent Employees at End of Period        1,934        1,730       11.7%
    Aircraft in Service at End of Period                        24           22        n.m.

    Skyway Airlines Operations

    Origin & Destination Passengers                         70,863       68,782        3.0%
    Revenue Passenger Miles (000s)                          16,434       15,823        3.9%
    Scheduled Service Available Seat Miles (000s)           39,520       38,665        2.2%
    Total Available Seat Miles (000s)                       39,555       38,741        2.1%
    Load Factor (%)                                           41.6%        40.9%       0.7 pts
    Revenue Yield                                           $0.574       $0.555        3.4%
    Cost per total ASM                                      $0.241       $0.245       -1.5%
    Average Passenger Trip Length                            231.9        230.0        0.8%
    Number of Flights                                       10,517       10,073        4.4%
    Into-plane Fuel Cost per Gallon                         $0.675       $0.858      -21.3%
    Full-time equivalent Employees at End of Period            278          247       12.6%
    Aircraft in Service at End of Period                        15           15          -

   Note:     All statistics exclude charter operations except the following:
             total available seat miles ("ASM"), cost per total ASM, into-plane fuel cost, number of employees and aircraft in service.
             Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.



   The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues.

                                                                  Three Months Ended March 31,
                                                               1998                        1997
                                                    Per Total         % of        Per Total       % of
                                                       ASM           Revenue         ASM        Revenue
        Operating revenues:
         Passenger service                           $0.124           89.6%         $0.124         89.4%
         Cargo                                        0.005            3.3%          0.005          3.2%
         Other                                        0.010            7.1%          0.010          7.4%
                                                   --------       --------        --------     --------
        Total operating revenues                      0.139          100.0%          0.139        100.0%

        Operating expenses:
         Salaries, wages and benefits                 0.041           29.8%          0.038         26.8%
         Aircraft fuel and oil                        0.018           12.7%          0.023         16.8%
         Commissions                                  0.010            7.5%          0.012          8.9%
         Dining services                              0.007            5.0%          0.007          4.8%
         Station rental, landing and                  0.011            8.2%          0.012          8.3%
            other fees
         Aircraft maintenance materials               0.012            8.4%          0.010          7.4%
            and repairs
         Depreciation and amortization                0.004            2.6%          0.004          2.6%
         Aircraft rentals                             0.007            5.3%          0.008          5.3%
         Other                                        0.014            9.9%          0.015         11.0%
                                                   --------        -------        --------      -------
        Total operating expenses                     $0.124           89.4%         $0.128         91.9%
                                                   ========        =======        ========      =======
        Total ASMs (000s)                           636,214                        575,459

        Note: Numbers in this table cannot be recalculated due to rounding.



                  Three Months Ended March 31, 1998 Compared to
                        Three Months Ended March 31, 1997

   Operating Revenues

   Company operating revenues totalled $88.4 million in the first quarter 1998, a $8.5 million or 10.6% increase over the first quarter 1997. Passenger revenues accounted for 89.6% of total revenues and increased $7.8 million, or 10.9%, from 1997 to $79.2 million. The increase is attributable to an 11.9% increase in passenger volume, as measured by revenue passenger miles.

   Midwest Express passenger revenue increased by $7.1 million, or 11.4%, from 1997 to $69.8 million. This increase was caused by a 10.4% increase in origin and destination passengers. Total capacity, as measured by scheduled service ASMs, increased 12.6% because of two additional aircraft in scheduled service during the first quarter 1998. Load factor decreased from 60.2% in 1997 to 60.1% in 1998.

   Skyway passenger revenue increased by $.6 million, or 7.4%, from 1997 to $9.4 million. This increase was caused by a 3.4% increase in revenue yield and by a 3.0% increase in origin and destination passengers. Total capacity increased by 2.2%. Load factor increased from 40.9% in 1997 to 41.6% in 1998.

   Revenue from cargo, charter and other services increased $.7 million in the first quarter 1998. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $.5 million, additional ground service contracts of $.2 million and improved cargo operations of $.3 million. Charter revenue decreased $.5 million due to fewer charter bookings.

   Operating Expenses

   1998 operating expenses increased by $5.6 million, or 7.6%, from 1997.
   The increase was primarily the result of increases in labor, maintenance and costs associated with service expansions since the first quarter 1997, offset by lower fuel and travel agent commission costs. Cost per total ASM decreased 2.7%, from 12.8 cents in 1997 to 12.4 cents in 1998.

   Salaries, wages and benefits increased by $4.9 million, or 22.9%. On a cost per total ASM basis, these costs increased 11.1%, from 3.7 cents in 1997 to 4.1 cents in 1998. The labor cost increase reflects the addition of approximately 234 full-time equivalent employees (203 at Midwest Express and 31 at Skyway) since March 31, 1997 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1997; Skyway added employees primarily in the flight operations and maintenance functions. The labor cost increase was also due fewer maintenance labor hours being capitalized to major maintenance projects, thereby resulting in more maintenance labor hours being charged to expensed projects during the quarter. Labor costs increased $.2 million because of accruals for Midwest Express' profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees, based entirely on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings-to-date and projected results for the remainder of the year.

   Aircraft fuel and oil, and associated taxes decreased $2.2 million, or 16.4%, in 1998. Into-plane fuel prices decreased 23.3% in 1998, averaging
   62.0 cents per gallon in 1998 and 80.8 cents per gallon in 1997. Fuel consumption increased by 9.0% in the quarter, primarily because Midwest Express operated 8.8% more aircraft flight hours. Fuel costs in April 1998 continued to trend downward, averaging 60.5 cents per gallon.

   Commissions decreased by $.5 million, or 6.9%, and 15.8% on a cost per total ASM basis. The new commission rate structure implemented in the third quarter 1997, which lowered travel agent commissions from 10% to 8%, reduced commission expenses by $1.0 million. This reduction was partially offset by the increase in passenger revenue of 10.9%.

   Dining services costs increased by $.6 million, or 15.0%, from 1997. The increase was primarily due to the 10.4% increase in origin and destination passengers.

   Maintenance costs increased by $1.6 million, or 26.4%, from 1997. The increase was caused by more flight hours at Midwest Express, an increase in unscheduled engine overhauls, higher engine and airframe overhaul accruals, and higher material and aircraft component repair costs. The cost increase for engine overhaul accruals was the result of higher expected costs to complete future major engine maintenance.

   Station rental, landing and other fees increased by $.6 million, or 8.9%, from 1997. The increase was caused by 7.1% more flight segments at Midwest Express.

   Depreciation and amortization increased by $.2 million, or 11.1%, from 1997. The increase was primarily the result of the depreciation associated with capital spending.

   Aircraft rental costs increased by $.5 million, or 10.6%, from 1997 as a result of Midwest Express leasing two additional aircraft in 1997. Also, Midwest Express had partial lease payments on two DC-9-30 aircraft that will go into service during the second quarter 1998.


   Provision for Income Taxes

   Income tax expense for the first quarter 1998 was $3.6 million, a $1.1 million increase from 1997. The effective tax rate for the first quarter of 1998 and 1997 was 37.5%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

   Net Income

   Net income for the first quarter increased $1.8 million from 1997. The net income margin improved from 5.3% in 1997 to 6.9% in 1998.

   Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $35.0 million at March 31, 1998, compared to $32.1 million at December 31, 1997. Net cash provided by operating activities totalled $11.5 million for the three months ended March 31, 1998. Net cash used in investing activities totalled $10.8 million, primarily due to capital expenditures of $9.5 million.

   As of March 31, 1998, the Company had a working capital deficit of $11.4 million versus a $12.9 million deficit on December 31, 1997. The working capital deficit is due to the Company's air traffic liability (advance bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. Because of these items, the Company expects to operate periodically with a working capital deficit, which is not unusual for the industry.

   As of March 31, 1998, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $12.5 million that reduce the amount of available credit.

   Capital expenditures totalled $9.5 million for the three months ended March 31, 1998. Capital expenditures primarily consisted of aircraft refurbishment costs, the construction of a new hangar facility, capitalized engine overhauls, capitalized aircraft major maintenance and ground equipment.

   During the second quarter 1998, the Company intends to finalize sale and leaseback transactions on two DC-9-30 aircraft, in which case the Company will be reimbursed for approximately $6.0 million of related aircraft acquisition and modification costs incurred to March 31, 1998.

   During 1997, the Company executed definitive purchase documents to acquire eight McDonnell Douglas MD-80 series aircraft. During the first quarter of 1998, the Company took delivery of the first of these aircraft. The Company will receive the remaining seven aircraft during the remainder of 1998 and throughout 1999. The Company anticipates financing each aircraft upon delivery with a combination of cash flow from operations and debt financing.

   As of March 31, 1998, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before 2001.

   The Company's Board of Directors has authorized a $15.0 million share repurchase program. As of March 31, 1998, the Company has purchased a total of 353,325 shares of common stock at a cost of $4.8 million under the share repurchase program.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft and turboprop aircraft will be adequate to provide for working capital needs and capital expenditures through 1998.

                              Pending Developments

   This 10-Q filing, and particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, and potential delays relating to acquired aircraft. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in Registration Statement on Form S-1 No. 333-03325.

   Stock Split - On April 22, 1998, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares will be issued May 27 to shareholders of record as of May 11. Fractional shares will be paid to shareholders in cash. The financial and share information presented in Management's Discussion and Analysis of Results of Operations and Financial Condition for all periods has been adjusted to reflect the effect of the stock split.

   Other Issues - The Company's annual report for the year ended December 31, 1997, disclosed certain issues relating to DC-9 aircraft, MD-80 series aircraft, labor relations, sales taxes and the Year 2000. These issues remain pending.

   Item 6.        Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       (10) Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 21, 1998.

                       (27)  Financial Data Schedule.



                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Midwest Express Holdings, Inc.


   Date:    May 15, 1998                   By /s/ Timothy E. Hoeksema
                                           Timothy E. Hoeksema
                                           Chairman of the Board,  President
                                           and Chief Executive Officer



   Date:    May 15, 1998                   By /s/ Robert S. Bahlman
                                           Robert S. Bahlman
                                           Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Controller

                               EXHIBIT INDEX

     Exhibit
       No.

      (10) Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 21, 1998.

      (27)    Financial Data Schedule.