Form 10-Q
period 1998-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 1998-08-14
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

                           Yes    X           No

   As of July 31, 1998, there were 14,141,214 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q


                       For the period ended June 30, 1998



                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                     Page No.
    Item 1. Financial Statements (unaudited)

              Consolidated Statements of Income                         3

              Condensed Consolidated Balance Sheets                     4


              Consolidated Statements of Cash Flows                     5

              Unaudited Notes to Consolidated Financial                 6
              Statements

    Item 2.    Management's Discussion and Analysis of                  7
               Results of Operations and Financial Condition


                  PART II - OTHER INFORMATION


    Item 4.     Submission of Matters to a Vote of Security            16
                Holders

    Item 5.     Other Information                                      16

    Item 6.     Exhibits and Reports on Form 8-K                       16

    SIGNATURES                                                         17

   Part I  Item I - Financial Statements


                               MIDWEST EXPRESS HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands, except per share amounts)
                                         (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                  1998        1997           1998          1997
                                                  ----        ----           ----          ----

    Operating revenues:
        Passenger service.............        $  91,597    $  76,419      $ 170,798     $ 147,847
        Cargo ........................            2,939        2,699          5,869         5,292
        Other ........................            5,561        4,226         11,841        10,125
                                               --------     --------       --------      --------
         Total operating revenues.....          100,097       83,344        188,508       163,264
                                               --------     --------       --------      --------
    Operating expenses:
        Salaries, wages and benefits..           29,178       21,154         55,481        42,562
        Aircraft fuel and oil.........           10,410       11,960         21,612        25,362
        Commissions ..................            8,128        8,064         14,753        15,183
        Dining services ..............            4,920        4,362          9,318         8,188
        Station rental, landing and
          other fees..................            6,240        5,768         13,446        12,384
        Aircraft maintenance materials
          and repairs.................            8,985        8,353         16,452        14,263
        Depreciation and amortization.            2,414        2,147          4,749         4,248
        Aircraft rentals..............            4,713        4,312          9,424         8,574
        Other.........................            8,278        8,717         17,039        17,520
                                               --------     --------       --------      --------
         Total operating expenses.....           83,266       74,837        162,274       148,284
                                               --------     --------       --------      --------
    Operating income..................           16,831        8,507         26,234        14,980
                                               --------     --------       --------      --------
    Other income (expense):
         Interest income..............              476          339            890           639
         Other........................              (90)         (16)          (179)          (20)
                                               --------     --------       --------      --------
           Total other income
             (expense)................              386          323            711           619
                                               --------     --------       --------      --------

    Income before income taxes........           17,217        8,830         26,945        15,599
    Provision for income taxes........            6,456        3,232         10,104         5,770
                                               --------     --------       --------      --------
    Net income .......................        $  10,761    $   5,598      $  16,841     $   9,829
                                               ========     ========       ========      ========
    Net income per common share -
      basic...........................        $    0.76    $    0.39      $    1.19     $    0.69
                                               ========     ========       ========      ========
    Net income per common share -
      diluted.........................        $    0.75    $    0.39      $    1.17     $    0.68
                                               ========     ========       ========      ========

                 See notes to consolidated financial statements.

                                  MIDWEST EXPRESS HOLDINGS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Dollars in thousands)


                                                               June 30,            December 31,
                                                                 1998                 1997
                                                               --------            ------------
                                                              (Unaudited)

                       ASSETS
    Current assets:
       Cash and cash equivalents ..................           $   18,479            $   32,066
       Accounts receivable:
         Traffic, less allowance for doubtful
           accounts of $271 and $231 at June 30,
           1998 and December 31, 1997,
           respectively ...........................                5,827                 5,106
         Other receivables.........................                  358                   444
                                                               ---------             ---------
               Total accounts receivable...........                6,185                 5,550
       Inventories.................................                3,880                 3,942
       Prepaid expenses............................                4,630                 3,414
       Deferred income taxes.......................                5,009                 4,655
       Aircraft and modifications intended to be
         financed by sale and leaseback
         transactions..............................                5,443                 6,000
                                                               ---------             ---------
               Total current assets................               44,923                55,627
                                                               ---------             ---------
    Property and equipment, at cost................              215,194               160,048
       Less accumulated depreciation...............               75,834                70,892
                                                               ---------             ---------
    Net property and equipment.....................              139,360                89,156
    Landing slots and leasehold rights, net........                4,736                 4,900
    Purchase deposits on flight equipment..........                2,333                14,500
    Other assets...................................                1,916                 2,565
                                                               ---------             ---------
    Total assets...................................           $  193,268            $  166,748
                                                               =========             =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable............................           $    4,357            $    5,560
       Air traffic liability.......................               38,200                28,934
       Accrued liabilities.........................               33,406                33,989
                                                               ---------             ---------
               Total current liabilities...........               77,260                68,483
                                                               ---------             ---------
    Long-term debt.................................                3,276                 3,333
    Deferred income taxes..........................                9,722                12,509
    Noncurrent scheduled maintenance expense.......               10,028                 7,594
    Accrued pension and other postretirement
      benefits.....................................                6,919                 5,462
    Other noncurrent liabilities...................                5,604                 5,969
                                                               ---------             ---------
    Total liabilities..............................              112,809               103,350
                                                               ---------             ---------
    Shareholders' equity:
       Preferred stock, without par value,
         5,000,000 shares authorized, no shares
         issued or outstanding.....................                    -                     -
       Common stock, $.01 par value, 25,000,000
         shares authorized, 14,464,056 shares
         issued in 1998 and 9,642,807 in 1997......                  145                    96
       Additional paid-in capital..................                9,608                 9,531
       Treasury stock, at cost.....................               (4,474)               (4,572)
       Retained earnings...........................               75,180                58,343
                                                               ---------             ---------
    Total shareholders' equity.....................               80,459                63,398
                                                               ---------             ---------
    Total liabilities and shareholders' equity.....           $  193,268            $  166,748
                                                               =========             =========

                               See notes to consolidated financial statements.

                     MIDWEST EXPRESS HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)

                                                                 Six Months Ended June 30,
                                                                1998                  1997
                                                                ----                  ----
    Operating activities:
       Net income .................................           $  16,841             $  9,829
       Items not involving the use of cash:
         Depreciation and amortization.............               4,749                4,249
         Deferred income taxes.....................              (3,141)                (804)
         Other.....................................               2,505                2,085
       Changes in operating assets and liabilities:
         Accounts receivable.......................                (635)                (863)
         Inventories...............................                  62                 (448)
         Prepaid expenses..........................              (1,216)                (662)
         Accounts payable..........................              (1,203)                 620
         Income taxes payable......................               2,811                  894
         Accrued liabilities.......................                 103               (5,115)
         Air traffic liability.....................               5,769                7,369
                                                               --------              -------
       Net cash provided by operating
         activities................................              26,645               17,154
                                                               --------              -------
    Investing activities:
       Capital expenditures........................             (40,793)             (14,791)
       Aircraft acquisitions and modifications                        -                    -
         financed by or intended to be financed
         by sale and leaseback transactions........                   -               (8,299)
       Proceeds from sale of property and equipment                   3                   11
       Other.......................................              (3,131)                (405)
                                                               --------              -------
       Net cash used in investing activities.......             (43,921)             (23,484)
                                                               --------              -------
    Financing activities:
       Proceeds from sale and leaseback
         transactions..............................                   -                1,266
       Other.......................................               3,689                   98
                                                               --------              -------
       Net cash provided by financing
         activities................................               3,689                1,364
                                                               --------              -------
    Net decrease in cash and cash equivalents......             (13,587)              (4,966)
    Cash and cash equivalents, beginning of
      period.......................................              32,066               27,589
                                                               --------              -------
    Cash and cash equivalents, end of period.......           $  18,479             $ 22,623
                                                               ========              =======

                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
               Unaudited Notes to Consolidated Financial Statements

   1.  Business and Basis of Presentation

       Basis of Presentation
       ---------------------
       The consolidated financial statements for the six-month period ended June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

       Stock Split
       -----------
       On April 22, 1998, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares were issued May 27 to shareholders of record as of May 11. The financial and share information presented herein for all periods has been adjusted to reflect the effect of the stock dividend.



   2.  New Accounting Standards

       The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company is currently evaluating what disclosures will be required under SFAS No. 131.

       The Company is required to adopt the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits," in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.


   Part I  Item 2.


          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
   Overview
   --------
   The Company's 1998 second quarter operating income was $16.8 million, an increase of $8.3 million from the second quarter 1997. Net income increased by $5.2 million, or 92.2%, to $10.8 million. For the first six months of 1998, operating income was $26.2 million, an increase of $11.3 million from 1997. Year-to-date net income increased from $9.8 million to $16.8 million, or 71.3%. Year-to-date diluted earnings per share were $1.17, a $.49, or 72.1%, increase over 1997 results.

   The Company's total revenue in the second quarter increased $16.8 million, or 20.1%, relative to the second quarter 1997. The increase in revenue was primarily attibutable to record passenger traffic, which increased 13.8%, which was partially due to three additional aircraft in scheduled service during the quarter. In addition to the improvement in passenger traffic, revenue yield increased by 5.3%. The increase in revenue yield was due to a more favorable fare environment and less competitive pricing pressures in a number of markets compared to 1997. The Company also posted increased supplemental revenue from the Midwest Express MasterCard program, aircraft charters and cargo operations.

   The Company's costs increased by $8.4 million, or 11.3%, in the second quarter 1998 due to higher labor and maintenance costs and expenses associated with the service expansions during 1997 and 1998. These higher costs were partially offset by lower fuel prices and reduced travel agent commission expense. The Company benefited from significantly lower fuel prices in the second quarter 1998, which averaged 22.4% less than in the second quarter 1997. Lower fuel prices favorably impacted operating income by $3.0 million in the second quarter 1998. In addition, a reduced travel agent commission structure contributed $1.4 million to operating income in the second quarter 1998. In the second quarter 1997, the Company's costs were adversely affected by an unscheduled engine repair, which impacted operating income by $1.3 million in the quarter. Additional detail on cost changes is included in subsequent sections.


   Operating Statistics
   --------------------
   The following table provides selected operating statistics for Midwest Express and Skyway.


    Midwest Express Operations
    --------------------------
    Origin & Destination Passengers              451,580      400,831      12.7          827,198       741,210      11.6
    Revenue Passenger Miles (000s)               412,624      362,070      14.0          764,480       675,487      13.2
    Scheduled Service Available Seat
      Miles (000s)                               609,009      548,071      11.1        1,194,795     1,068,508      11.8
    Total Available Seat Miles (000s)            613,774      553,638      10.9        1,210,433     1,090,356      11.0
    Load Factor (%)                                67.8%        66.1%       1.7            64.0%         63.2%       0.8
    Revenue Yield                                 $0.196       $0.185       6.2           $0.197        $0.192       2.8
    Cost per total ASM                            $0.122       $0.120       2.0           $0.120        $0.120      -0.2
    Average Passenger Trip Length                  913.7        903.3       1.2            924.2         911.3       1.4
    Number of Flights                             10,127        9,688       4.5           19,920        18,832       5.8
    Into-plane Fuel Cost per Gallon               $0.560       $0.725     -22.8           $0.587        $0.765     -23.2
    Full-time Equivalent Employees at
      End of Period                                1,971        1,820       8.3            1,971         1,820       8.3
    Aircraft in Service at End of Period              26           23      13.0               26            23      13.0

    Skyway Airlines Operations
    --------------------------
    Origin & Destination Passengers               85,306       76,140      12.0          156,169       144,922       7.8
    Revenue Passenger Miles (000s)                19,707       17,803      10.7           36,140        33,626       7.5
    Scheduled Service Available Seat
      Miles (000s)                                40,790       39,382       3.6           80,310        78,048       2.9
    Total Available Seat Miles (000s)             40,790       39,488       3.3           80,346        78,229       2.7
    Load Factor (%)                                48.3%        45.2%       3.1            45.0%         43.1%       1.9
    Revenue Yield                                 $0.538       $0.532       1.1           $0.554        $0.543       2.1
    Cost per total ASM                            $0.227       $0.239      -4.9           $0.234        $0.242      -3.2
    Average Passenger Trip Length                  231.0        233.8      -1.2            231.4         232.0      -0.3
    Number of Flights                             10,924       10,356       5.5           21,441        20,429       5.0
    Into-plane Fuel Cost per Gallon               $0.629       $0.760     -17.2           $0.652        $0.809     -19.4
    Full-time Equivalent Employees at
      End of Period                                  285          247      15.4              285           247      15.4
    Aircraft in Service at End of Period              15           15         -               15            15         -


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

   The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                             Three Months Ended June 30,                       Six Months Ended June 30,
                                              1998                   1997                       1998                   1997
                                     Per Total    % of      Per Total    % of          Per Total     % of     Per Total     % of
                                        ASM      Revenue       ASM      Revenue           ASM       Revenue      ASM       Revenue
                                     ---------   -------    ---------   -------        ---------    -------   ---------    -------

    Operating revenues:
    Passenger service                  $0.140      91.5%      $0.129      91.7%          $0.132      90.6%      $0.126      90.6%
    Cargo                               0.004       2.9%       0.005       3.2%           0.005       3.1%       0.005       3.3%
    Other                               0.009       5.6%       0.007       5.1%           0.009       6.3%       0.009       6.1%
                                        -----     ------       -----     ------           -----     ------       -----     ------
    Total operating revenues            0.153     100.0%       0.141     100.0%           0.146     100.0%       0.140     100.0%

    Operating expenses:
    Salaries, wages and benefits        0.045      29.2%       0.036      25.4%           0.043      29.4%       0.037      26.1%
    Aircraft fuel and oil               0.016      10.4%       0.020      14.3%           0.017      11.5%       0.022      15.5%
    Commissions                         0.012       8.1%       0.013       9.7%           0.012       7.8%       0.013       9.3%
    Dining services                     0.007       4.9%       0.007       5.2%           0.007       5.0%       0.007       5.0%
    Station rental, landing
      and other fees                    0.009       6.2%       0.010       6.9%           0.010       7.1%       0.011       7.6%
    Aircraft maintenance
      materials/repairs                 0.014       9.0%       0.014      10.0%           0.013       8.7%       0.012       8.7%
    Depreciation and
      amortization                      0.004       2.4%       0.003       2.6%           0.004       2.5%       0.003       2.6%
    Aircraft rentals                    0.007       4.7%       0.008       5.2%           0.007       5.0%       0.007       5.3%
    Other                               0.013       8.3%       0.015      10.5%           0.013       9.1%       0.015      10.7%
                                        -----     ------       -----     ------           -----     ------       -----     ------
    Total operating expenses           $0.127      83.2%      $0.126      89.8%          $0.126      86.1%      $0.127      90.8%
                                        =====     ======       =====     ======           =====     ======       =====     ======

    Total ASMs (000s)                 654,564                593,125                  1,290,779              1,168,585


      Note:     Numbers in this table cannot be recalculated due to rounding.


                   Three Months Ended June 30, 1998 Compared to
                        Three Months Ended June 30, 1997
                   --------------------------------------------


   Operating Revenues
   ------------------
   Company operating revenues totalled $100.1 million in the second quarter 1998, a $16.8 million, or 20.1%, increase over revenues for the second quarter 1997. Passenger revenues accounted for 91.5% of total revenues and increased $15.2 million, or 19.9%, from 1997 to $91.6 million. The increase is attributable to a 13.8% increase in passenger volume, as measured by revenue passenger miles, and a 5.3% increase in revenue yield.

   Midwest Express passenger revenue increased by $14.0 million, or 21.0%, from 1997 to $81.0 million. This increase reflects a 12.7% increase in origin and destination passengers and a 6.2% increase in revenue yield. Total capacity, as measured by scheduled service ASMs, increased 11.1% because of three additional aircraft in scheduled service during the second quarter 1998. Load factor increased from 66.1% in 1997 to 67.8% in 1998. Yield was positively impacted by a more favorable fare environment and less competitive pricing pressures in a number of markets compared to 1997.

   Skyway passenger revenue increased by $1.1 million, or 11.9%, from 1997 to $10.6 million. This increase was caused by a 12.0% increase in origin and destination passengers and a 1.1% increase in revenue yield. Total capacity increased by 3.6%. Load factor increased from 45.2% in 1997 to 48.3% in 1998.

   Revenue from cargo, charter and other services increased $1.6 million in the second quarter 1998. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $.7 million, ticket exchange administrative fees of $.3 million, additional cargo revenue of $.2 million and charter revenue of $.2 million.

   Operating Expenses
   ------------------
   Second quarter 1998 operating expenses increased by $8.4 million, or 11.3%, from 1997. The increase was primarily due to expanded operations, offset by lower fuel and travel agent commission costs in 1998 and an unscheduled engine repair in 1997. Cost per total ASM increased 0.8%, from
   12.6 cents in 1997 to 12.7 cents in 1998.

   Salaries, wages and benefits increased by $8.0 million, or 37.9%. On a cost per total ASM basis, these costs increased 25.0%, from 3.6 cents in 1997 to 4.5 cents in 1998. Labor costs increased $4.2 million because of accruals for Midwest Express' profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees and are dependent entirely on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings-to-date and projected results for the remainder of the year. The labor cost increase also reflects the addition of approximately 189 full-time equivalent employees (151 at Midwest Express and 38 at Skyway) since June
   30, 1997 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1997 and 1998; Skyway added employees primarily in the flight operations and maintenance functions. The labor cost increase was also due to fewer maintenance labor hours being capitalized to major maintenance projects, thereby resulting in more maintenance labor hours being charged to expensed projects during the quarter.

   Aircraft fuel and oil, and associated taxes decreased $1.6 million, or 13.0%, in 1998. Into-plane fuel prices decreased 22.4% in 1998, averaging
   56.5 cents per gallon in 1998 and 72.8 cents per gallon in 1997. Fuel consumption increased by 12.4% in the quarter, primarily because Midwest Express operated 8.1% more aircraft flight hours. Fuel costs in July 1998 continued to trend downward, averaging 53.2 cents per gallon.

   Commissions increased by $.1 million, or 0.8%, and decreased 8.7% on a cost per total ASM basis. The new commission rate structure implemented in the third quarter 1997, which lowered travel agent commissions from 10% to 8%, reduced commission expenses by $1.4 million. This reduction was offset by the increase in passenger revenue of 19.9%.

   Dining services costs increased by $.6 million, or 12.8%, from 1997. The increase was primarily due to the 12.7% increase in origin and destination passengers at Midwest Express.

   Station rental, landing and other fees increased by $.5 million, or 8.2%, from 1997. The increase was caused by 4.5% more flight segments at Midwest Express and higher airport costs, particularly at Ronald Reagan National Airport in Washington D.C.

   Maintenance costs increased by $.6 million, or 7.6%, from 1997. The increase was attributable to more flight hours at Midwest Express, an increase in accrual rates for future engine and airframe overhauls, and higher than expected costs for a major aircraft maintenance check that required maintenance outsourcing. The increase was offset by an unscheduled repair of one MD-88 engine that adversely affected 1997 costs by $1.3 million. In addition, this event resulted in the lease of an additional engine during the 1997 second quarter.

   Depreciation and amortization increased by $.3 million, or 12.4%, from 1997. The increase was primarily the result of the depreciation associated with capital spending.

   Aircraft rental costs increased by $.4 million, or 9.3%, from 1997 as a result of Midwest Express leasing three additional aircraft in 1998.

   Other operating expenses decreased by $.4 million, or 5.0%, from 1997. The decrease was primarily due to a non-recurring $1.1 million airport rental credit received from Milwaukee County to distribute an airport rental surplus. The rental credit was offset by higher expenses associated with passenger booking fees, telephone expenses, air cargo and mail handling, and the Company's frequent flyer program.

   Provision for Income Taxes
   --------------------------
   Income tax expense for the second quarter 1998 was $6.5 million, a $3.2 million increase from 1997. The effective tax rates for the second quarter of 1998 and 1997 were 37.5% and 36.6%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

   Net Income
   ----------
   Net income for the second quarter increased $5.2 million from 1997. The net income margin increased to 10.8% in 1998 from 6.7% in 1997.


               Six Months Ended June 30, 1998 Compared to
                     Six Months Ended June 30, 1997

   Operating Revenues
   ------------------
   Company operating revenues totalled $188.5 million for the six months ended June 30, 1998, a $25.2 million, or 15.5%, increase over 1997. Passenger revenues accounted for 90.6% of total revenues and increased $23.0 million, or 15.5%, from 1997 to $170.8 million. The increase is attributable to a 12.9% increase in passenger volume, as measured by revenue passenger miles, and a 2.3% increase in revenue yield.

   Midwest Express passenger revenue increased by $21.2 million, or 16.3%, from 1997 to $150.8 million. This increase was caused by an 11.6% increase in origin and destination passengers, a 2.8% increase in revenue yield and a 1.4% increase in average passenger trip length. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 11.8%. Load factor increased from 63.2% in 1997 to 64.0% in 1998.

   Skyway passenger revenue increased by $1.8 million, or 9.8%, from 1997 to $20.0 million. This increase was caused by a 7.8% increase in origin and destination passengers and a 2.1% increase in revenue yield. Load factor increased from 43.1% in 1997 to 45.0% in 1998.

   Revenue from cargo, charter and other services increased $2.3 million, or 14.9%, in 1998. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $1.2 million, additional cargo revenue of $.6 million, refund administration fees of $.4 million and additional ground service contracts of $.3 million, offset by decreased charter revenue of $.4 million.

   Operating Expenses
   ------------------
   1998 operating expenses increased by $14.0 million, or 9.4%, from 1997, primarily due to expanded operations, offset by lower fuel and travel agent commission costs in 1998 and an unscheduled engine repair in 1997. Cost per total ASM decreased 0.9% from 12.7 cents in 1997 to 12.6 cents in 1998.

   Salaries, wages and benefits increased $12.9 million, or 30.4%, from 1997. On a cost per total ASM basis, these costs increased 18.0%, from 3.6 cents in 1997 to 4.3 cents in 1998. Labor costs increased $4.4 million because of accruals for Midwest Express' profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees and are dependent on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings-to-date and projected results for the remainder of the year. The labor cost increase also reflects the addition of approximately 189 full-time equivalent employees (151 at Midwest Express and 38 at Skyway) since June 30, 1997 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1997 and 1998; Skyway added employees primarily in the flight operations and maintenance functions. The labor cost increase was also due to fewer maintenance labor hours being capitalized to major maintenance projects, thereby resulting in more maintenance labor hours being charged to expensed projects during the quarter.

   Aircraft fuel and oil, and associated taxes decreased $3.8 million, or 14.8%, in 1998. Into-plane fuel prices decreased 22.9% in 1998, averaging
   59.2 cents per gallon in 1998 and 76.8 cents per gallon in 1997. Fuel consumption increased by 10.7% in 1998, primarily because Midwest Express operated 8.5% more aircraft flight hours.

   Commissions decreased by $.4 million, or 2.8%, and decreased 12.0% on a cost per total ASM basis. The new commission rate structure implemented in the third quarter 1997, which lowered travel agent commissions from 10% to 8%, reduced commission expenses by $2.7 million. This reduction was offset by the increase in passenger revenue of 15.5%.

   Dining services costs increased by $1.1 million, or 13.8%, from 1997. The increase was primarily due to the 11.6% increase in origin and destination passengers at Midwest Express.

   Station rental, landing and other fees increased by $1.1 million, or 8.6%, from 1997. The increase was caused by 5.8% more flight segments at Midwest Express and higher airport costs, particularly at Ronald Reagan National Airport in Washington D.C.

   Maintenance costs increased by $2.2 million, or 15.3%, from 1997. The increase was attributable to more flight hours at Midwest Express, an increase in accrual rates for future engine and airframe overhauls, and higher than expected costs for a major aircraft maintenance check that required maintenance outsourcing. The increase was offset by an unscheduled repair of one MD-88 engine that adversely affected costs by $1.3 million in 1997. In addition, this event resulted in the lease of an additional engine during the 1997 second quarter.

   Depreciation and amortization increased by $.5 million, or 11.8%, from 1997. The increase was primarily the result of the depreciation associated with capital spending.

   Aircraft rental costs increased by $.9 million, or 9.9%, from 1997 as a result of Midwest Express leasing three additional aircraft in 1998.

   Other operating expenses decreased by $.5 million, or 2.7%, from 1997. The decrease was primarily due to a non-recurring $1.1 million airport rental credit received from Milwaukee County to distribute an airport rental surplus. The rental credit was offset by higher expenses associated with passenger booking fees, telephone expenses, air cargo and mail handling, and the Company's frequent flyer program.

   Provision for Income Taxes
   --------------------------
   Income tax expense for the first six months 1998 was $10.1 million, an increase of $4.3 million from 1997. The effective tax rates for the first six months 1998 and 1997 were 37.5% and 37.0%, respectively.


   Net Income
   ----------
   Net income for the first six months increased $7.0 million from 1997. The net income margin increased to 8.9% in 1998 from 6.0% in 1997.



                     Liquidity and Capital Resources

   The Company's cash and cash equivalents totalled $18.5 million at June 30, 1998, compared to $32.1 million at December 31, 1997. Net cash provided by operating activities totalled $26.6 million for the six months ended June 30, 1998. Net cash used in investing activities totalled $43.9 million, primarily due to capital expenditures of $40.8 million.

   As of June 30, 1998, the Company had a working capital deficit of $17.2 million versus a $12.9 million deficit on December 31, 1997. The working capital deficit is due to the Company's air traffic liability (advance bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. Because of these items, the Company expects to operate periodically with a working capital deficit, which is not unusual for the industry.

   As of June 30, 1998, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $12.4 million that reduce the amount of available credit.

   Capital expenditures totalled $40.8 million for the six months ended June 30, 1998. Capital expenditures primarily consisted of aircraft purchase and refurbishment costs, capitalized engine overhauls, capitalized aircraft major maintenance and ground equipment.

   Subsequent to June 30, 1998, the Company was reimbursed for $3.9 million of related aircraft acquisition and modification costs associated with sale and leaseback transactions on two DC-9-30 aircraft.

   During 1997, the Company executed definitive purchase documents to acquire eight McDonnell Douglas MD-80 series aircraft. During the first six months of 1998, the Company took delivery of two of these aircraft. The Company will receive the remaining six aircraft during the remainder of 1998 and throughout 1999. The Company expects to finance the first four of these aircraft using internal cash flow and the remaining four with debt financing.

   As of March 31, 1998, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before 2001.

   The Company's Board of Directors has authorized a $15.0 million common stock repurchase program. As of June 30, 1998, the Company has purchased a total of 353,325 shares of common stock at a cost of $4.8 million under the share repurchase program. Subsequent to June 30, 1998, the Company repurchased an additional 65,300 shares at a cost of $2.0 million.

   The Company believes its cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft will be adequate to provide for working capital needs and capital expenditures through 1998.


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

   Stock Split - On April 22, 1998, the Company announced that its board of directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares were issued May 27 to shareholders of record as of May 11. Fractional shares were paid to shareholders in cash. The financial and share information presented in Management's Discussion and Analysis of Results of Operations and Financial Condition has been adjusted to reflect the effect of the stock split for all periods.

   Regional Jets - On July 8, 1998, the Company announced that it has entered into an agreement with Fairchild Dornier to acquire five regional jets, with an option to purchase 10 additional aircraft. The aircraft are expected to be delivered to Astral beginning March 1999 continuing through September 1999. The Company expects that this project, including aircraft purchase price and support equipment, will cost approximately $60.0 million and will be financed as deliveries take place. The Company is currently evaluating financing alternatives.

   Year 2000 - The Company has developed plans to address issues related to the impact of the year 2000 on its computer systems. The Company's Year 2000 Project involves five phases: Awareness, Assessment, Renovation, Validation and Implementation. Financial, operational and non-information technology systems have been assessed, and initial plans have been developed to address systems modification requirements. To date, the Company has identified one internal system that will require a moderate amount of correction. This system will be modified using in-house resources, and the modifications will be completed by year-end 1998. The Company is also currently evaluating non-information technology systems that include embedded technology such as microcontrollers in aircraft parts, airport equipment and facility infrastructures. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

   The Company is also participating with the airline industry to identify potential year 2000 issues at airports and within industry infrastructure, including common vendors, suppliers and government agencies, including the Federal Aviation Administration ("FAA"). FAA operations are made possible by many critical computer systems; without these specialized systems, the FAA could not effectively control air traffic, target airlines for inspection, or provide up-to-date weather conditions to pilots and air traffic controllers.

   The implications of the Company or FAA not meeting their year 2000 deadline could adversely affect the Company, resulting in customer inconvenience, increased airline costs, grounded or delayed flights, or degraded levels of safety.

   Other Issues - The Company's annual report for the year ended December 31, 1997, disclosed certain issues relating to MD-80 series aircraft, labor relations and sales taxes. These issues remain pending.

   PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.
   -------  ----------------------------------------------------

   At the Company's Annual Meeting of Shareholders held on April 22, 1998, the following individuals were elected to the Board of Directors:

                                            Authority       Authority
                                             Granted        Withheld
                                            ---------       ---------

              John F. Bergstrom              8,665,134       147,038
              Samuel K. Skinner              8,649,095       163,077
              Frederick P. Stratton, Jr.     8,661,601       150,571
              John W. Weekly                 8,652,805       159,367

   The term of office for the following directors continued after the Company's Annual Meeting: Oscar C. Boldt, James G. Grosklaus, Timothy E. Hoeksema, Brenda F. Skelton, Richard H. Sonnentag, David H. Treitel.

   Item 5.  Other Information.
   -------  ------------------

   A shareholder wishing to include a proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), in the Company's proxy statement for the 1999 Annual Meeting of Shareholders must forward the proposal to the Company by November 19, 1998. The Company's By-Laws establish procedures for shareholder nominations for elections for directors of the Company and for bringing business before any annual meeting of shareholders of the Company. Among other things, to bring business before an annual meeting, a shareholder must give written notice to the Secretary of the Company not more than 100 days nor less than 75 days prior to the first anniversary of the date of the Annual Meeting of Shareholders of the Company in the immediately preceding year. The notice must contain certain information about the proposed business or the nominee and the shareholder making the proposal. Under the By-Laws, if the Company does not receive a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 prior to February 6, 1999, then the notice will be considered untimely and the Company is not required to present such proposal at the 1999 Annual Meeting of Shareholders. If the Board of Directors chooses to present such proposal at the 1999 Annual Meeting of Shareholders, then the persons named in proxies solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

   Item 6.  Exhibits and Reports on Form 8-K.
   -------  ---------------------------------

            (a)    Exhibits


                   (27)  Financial Data Schedule.


            (b)    Reports on Form 8-K


                  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Midwest Express Holdings, Inc.
                                      ------------------------------

   Date:    August 14, 1998           By: /s/ Robert S. Bahlman
                                          Robert S. Bahlman
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer