Form 10-Q/A
period 1998-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 1998-09-04
CIK 948845

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _______________


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

   Item 1 of Part I and Item 6 of Part II for the Form 10-Q are amended and restated in their entirety as follows:

   Part I  Item I - Financial Statements

                                                   MIDWEST EXPRESS HOLDINGS, INC.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                          (Dollars in thousands, except per share amounts)
                                                             (Unaudited)
                                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                                 1998           1997          1998           1997
    Operating revenues:
         Passenger service  . . . . . . . . . . . . . . .      $ 91,597       $ 76,419      $170,798       $147,847
         Cargo  . . . . . . . . . . . . . . . . . . . . .         2,939          2,699         5,869          5,292
         Other  . . . . . . . . . . . . . . . . . . . . .         5,561          4,226        11,841         10,125
                                                               --------       --------      --------       --------
              Total operating revenues  . . . . . . . . .       100,097         83,344       188,508        163,264
                                                               --------       --------      --------       --------
    Operating expenses:
         Salaries, wages and benefits . . . . . . . . . .        29,178         21,154        55,481         42,562
         Aircraft fuel and oil  . . . . . . . . . . . . .        10,410         11,960        21,612         25,362
         Commissions  . . . . . . . . . . . . . . . . . .         8,128          8,064        14,753         15,183
         Dining services  . . . . . . . . . . . . . . . .         4,920          4,362         9,318          8,188
         Station rental, landing and other fees . . . . .         6,240          5,768        13,446         12,384
         Aircraft maintenance materials and repairs . . .         8,985          8,353        16,452         14,263
         Depreciation and amortization  . . . . . . . . .         2,414          2,147         4,749          4,248
         Aircraft rentals . . . . . . . . . . . . . . . .         4,713          4,312         9,424          8,574
         Other  . . . . . . . . . . . . . . . . . . . . .         8,278          8,717        17,039         17,520
                                                               --------       --------      --------       --------
              Total operating expenses  . . . . . . . . .        83,266         74,837       162,274        148,284
                                                               --------       --------      --------       --------
    Operating income                                             16,831          8,507        26,234         14,980
                                                               --------       --------      --------       --------
    Other income (expense):
         Interest income  . . . . . . . . . . . . . . . .           476            339           890            639
         Other  . . . . . . . . . . . . . . . . . . . . .           (90)           (16)         (179)           (20)
                                                               --------       --------      --------       --------
              Total other income (expense). . . . . . . .           386            323           711            619
                                                               --------       --------      --------       --------
    Income before income taxes. . . . . . . . . . . . . .        17,217          8,830        26,945         15,599
    Provision for income taxes. . . . . . . . . . . . . .         6,456          3,232        10,104          5,770
                                                               --------       --------      --------       --------
    Net income  . . . . . . . . . . . . . . . . . . . . .      $ 10,761       $  5,598      $ 16,841       $  9,829
                                                               ========       ========      ========       ========
    Net income per common share - basic                        $   0.76       $   0.39      $   1.19       $   0.69
                                                               ========       ========      ========       ========
    Net income per common share - diluted                      $   0.75       $   0.39      $   1.17       $   0.68
                                                               ========       ========      ========       ========

                                     See notes to consolidated financial statements.


   Part I  Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       June 30,   December 31,
                                                        1998         1997
                                                     (Unaudited)
                       ASSETS
    Current assets:
      Cash and cash equivalents . . . . . . . .       $ 18,479      $ 32,066
      Accounts receivable:
        Traffic, less allowance for doubtful
         accounts of $271 and $231 at June 30,
         1998 and December 31, 1997,
         respectively . . . . . . . . . . . . .          5,827         5,106
        Other receivables . . . . . . . . . . .            358           444
                                                      --------      --------
          Total accounts receivable . . . . . .          6,185         5,550
      Inventories . . . . . . . . . . . . . . .          3,880         3,942
      Prepaid expenses                                   4,630         3,414
      Deferred income taxes . . . . . . . . . .          5,009         4,655
      Aircraft and modifications intended to
       be financed by sale and leaseback
       transactions . . . . . . . . . . . . . .          5,443         6,000
                                                      --------      --------
          Total current assets  . . . . . . . .         43,626        55,627
                                                      --------      --------
    Property and equipment, at cost . . . . . .        215,194       160,048
      Less accumulated depreciation . . . . . .         75,834        70,892
                                                      --------      --------
    Net property and equipment  . . . . . . . .        139,360        89,156
    Landing slots and leasehold rights, net . .          4,736         4,900
    Purchase deposits on flight equipment                2,333        14,500
    Other assets  . . . . . . . . . . . . . . .          1,916         2,565
                                                      --------      --------
    Total assets  . . . . . . . . . . . . . . .       $191,971      $166,748
                                                      ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable  . . . . . . . . . . . .       $  4,357      $  5,560
      Air traffic liability . . . . . . . . . .         38,200        28,934
      Accrued liabilities                               33,406        33,989
                                                      --------      --------
          Total current liabilities . . . . . .         75,963        68,483
                                                      --------      --------
    Long-term debt                                       3,276         3,333
    Deferred income taxes . . . . . . . . . . .          9,722        12,509
    Noncurrent scheduled maintenance expense. .         10,028         7,594
    Accrued pension and other postretirement
     benefits . . . . . . . . . . . . . . . . .          6,919         5,462
    Other noncurrent liabilities  . . . . . . .          5,604         5,969
                                                      --------      --------
    Total liabilities . . . . . . . . . . . . .        111,512       103,350
                                                      --------      --------
    Shareholders' equity:
      Preferred stock, without par value,
       5,000,000 shares authorized, no shares
       issued or outstanding  . . . . . . . . .              -             -
      Common stock, $.01 par value, 25,000,000
       shares authorized, 14,464,056 shares
       issued in 1998 and 9,642,807 in 1997                145            96
      Additional paid-in capital  . . . . . . .          9,608         9,531
      Treasury stock, at cost . . . . . . . . .         (4,474)       (4,572)
      Retained earnings . . . . . . . . . . . .         75,180        58,343
                                                      --------      --------
    Total shareholders' equity  . . . . . . . .         80,459        63,398
                                                      --------      --------
    Total liabilities and shareholders' equity.       $191,971      $166,748
                                                      ========      ========

                       See notes to consolidated financial statements.

   Part I  Item I- Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                   Six Months Ended June 30,
                                                           1998        1997
   Operating activities:
     Net income  ......................................   $16,841   $ 9,829
     Items not involving the use of cash:
      Depreciation and amortization ...................     4,749     4,249
      Deferred income taxes ...........................    (3,141)     (804)
      Other  ..........................................     2,505     2,085
     Changes in operating assets and liabilities:
      Accounts receivable .............................      (635)     (863)
      Inventories .....................................        62      (448)
      Prepaid expenses ................................    (1,216)     (662)
      Accounts payable ................................    (1,203)      620
      Income taxes payable ............................     2,811       894
      Accrued liabilities  ............................       103    (5,115)
      Air traffic liability  ..........................     5,769     7,369
                                                          -------   -------
     Net cash provided by operating activities.........    26,645    17,154
                                                          -------   -------
   Investing activities:
     Capital expenditures  ............................   (40,793)  (14,791)
     Aircraft acquisitions and modifications
      financed by or intended to be financed
      by sale and leaseback transactions...............         -    (8,299)
     Proceeds from sale of property and equipment......         3        11
     Other ............................................    (3,131)     (405)
                                                          -------   -------
   Net cash used in investing activities ..............   (43,921)  (23,484)
                                                          -------   -------
   Financing activities:
     Proceeds from sale and leaseback transactions ....         -     1,266
     Other ............................................     3,689        98
                                                          -------   -------
     Net cash provided by financing activities.........     3,689     1,364
                                                          -------   -------
   Net decrease in cash and cash equivalents...........   (13,587)   (4,966)
   Cash and cash equivalents, beginning of period .....    32,066    27,589
                                                          -------   -------
   Cash and cash equivalents, end of period ...........   $18,479   $22,623
                                                          =======   =======

                See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

   1.  Business and Basis of Presentation

        Basis of Presentation
        The consolidated financial statements for the six-month period ended June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

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

        The Company is required to adopt the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," in the fourth quarter of 1998. SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

   Item 6.   Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             (27)  Financial Data Schedule.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Midwest Express Holdings, Inc.


   Date: September 4, 1998      By /s/ Robert S. Bahlman
                                       Robert S. Bahlman
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer