Form 10-Q
period 1998-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 1998-11-16
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

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

                                             Yes    X           No

As of October 31, 1998, there were 14,081,542 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 1998



                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Income                               3

           Condensed Consolidated Balance Sheets                           4

           Consolidated Statements of Cash Flows                           5

           Unaudited Notes to Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Results of              7
           Operationsand Financial Condition


                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

Part I  Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months             Nine Months
                                                                   Ended September 30,    Ended September 30,
                                                                    1998        1997        1998        1997
                                                                  --------    --------    --------    -------
Operating revenues:
       Passenger service...................................       $ 95,172    $ 81,731     $265,970    $229,578
       Cargo...............................................          2,894       3,156        8,763       8,448
       Other...............................................          5,757       4,512       17,599      14,637
                                                                ----------     -------      -------     -------
         Total operating revenues..........................        103,823     89,399       292,332     252,663
                                                                ----------     -------      -------     -------
Operating expenses:
       Salaries, wages and benefits........................         28,579      23,921       84,060      66,483
       Aircraft fuel and oil...............................         10,532      12,043       32,144      37,405
       Commissions ........................................          8,434       8,423       23,187      23,606
       Dining services.....................................          5,314       4,580       14,632      12,768
       Station rental, landing and other fees..............          6,274       5,800       19,720      18,183
       Aircraft maintenance materials and repairs..........         10,496       7,146       26,949      21,409
       Depreciation and amortization.......................          2,615       2,110        7,364       6,359
       Aircraft rentals....................................          4,899       4,373       14,323      12,947
       Other...............................................          9,764       9,215       26,803      26,735
                                                                ----------       -----       ------     -------
         Total operating expenses..........................         86,907      77,611      249,182     225,895
                                                                ----------      ------      -------     -------
Operating income...........................................         16,916      11,788       43,150      26,768
                                                                ----------      ------      -------     -------

Other income (expense):
       Interest income.....................................            415         257        1,304         896
         Interest expense..................................            (70)        (24)        (211)        (24)
         Other.............................................            (19)        (18)         (57)        (37)
                                                                ----------    --------      --------    -------
         Total other income (expense)......................            326         215        1 ,036        835
                                                                ----------    --------      --------    -------

Income before income taxes.................................         17,242      12,003        44,186     27,603
Provision for income taxes.................................          6,447       4,445        16,551     10,216
                                                                ----------    --------      --------    -------
Net income.................................................     $   10,795    $  7,558      $ 27,635    $17,387
                                                                ==========    ========      ========    =======

Net income per common share - basic........................     $      .77    $    .53      $   1.96    $  1.22
                                                                ==========    ========      ========    =======
Net income per common share - diluted......................     $      .75    $  .53        $   1.93    $  1.21
                                                                ==========    ========      ========    =======


                 See notes to consolidated financial statements.

Part I  Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                         September 30,       December 31,
                                                                             1998               1997
                                                                             -----              ----
                                                                          (Unaudited)
                                     ASSETS
Current assets:
          Cash and cash equivalents...................................      $ 27,967           $ 32,066
     Accounts receivable:
         Traffic, less allowance for doubtful accounts
             of $236 and $231 at
             September 30, 1998 and December 31, 1997,                         5,887              5,106
             respectively.............................................
         Other receivables............................................           435                444
                                                                            --------           --------
                  Total accounts receivable...........................         6,322              5,550
     Inventories......................................................         4,043              3,942
     Prepaid expenses.................................................         4,855              3,414
     Deferred income taxes............................................         6,128              4,655
     Aircraft and modifications intended to be financed
             by sale and leaseback                                               951              6,000
                                                                            --------           --------
     transactions.....................................................
                  Total current assets................................        50,266             55,627
                                                                            --------           --------
Property and equipment, at cost.......................................       233,034            160,048
     Less accumulated depreciation....................................        79,460             70,892
                                                                            --------           --------
Net property and equipment............................................       153,574             89,156
Landing slots and leasehold rights, net...............................         4,654              4,900
Purchase deposits on flight equipment.................................         2,333             14,500
Other assets..........................................................         1,864              2,565
                                                                            --------           --------
Total assets..........................................................     $ 212,691           $166,748
                                                                           =========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................     $   5,805           $  5,560
     Income taxes payable.............................................         3,062                215
     Air traffic liability............................................        37,223             28,934
     Accrued liabilities..............................................        41,618             33,774
                                                                           ---------           --------
                  Total current liabilities...........................        87,708             68,483
                                                                           ---------           --------
Long-term debt........................................................         3,246             3,333
Deferred income taxes.................................................        10,406             12,509
Noncurrent scheduled maintenance expense..............................        10,016              7,594
Accrued pension and other postretirement benefits.....................        .6,577              5,462
Other noncurrent liabilities..........................................         5,449              5,969
                                                                           ---------           --------
Total liabilities.....................................................     $ 123,402           $103,350
                                                                           ---------           --------
Shareholders' equity:
     Preferred stock, without par value, 5,000,000 shares
       authorized, no shares issued or outstanding....................             -                  -
     Common stock, $.01 par value, 25,000,000 shares authorized,
        14,464,056 shares issued in 1998 and 9,642,807 in 1997........           145                 96
     Additional paid-in capital.......................................         9,635              9,531
          Treasury stock, at cost.....................................        (6,466)            (4,572)
     Retained earnings................................................        85,975             58,343
                                                                           ---------           --------
Total shareholders' equity............................................        89,289             63,398
                                                                           ---------           --------
Total liabilities and shareholders' equity............................     $ 212,691           $166,748
                                                                           =========           ========


                 See notes to consolidated financial statements.

Part I  Item I- Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                             1998               1997
                                                                            ------             ------
Operating activities:
     Net income.......................................................    $ 27,635             $17,387
     Items not involving the use of cash:
         Depreciation and amortization................................       7,364               6,359
         Deferred income taxes........................................      (3,576)                292
         Other........................................................       3,637               3,236
     Changes in operating assets and liabilities:
         Accounts receivable..........................................        (772)                177
          Inventories.................................................        (101)               (346)
         Prepaid expenses.............................................      (1,441)                403
         Accounts payable.............................................         245                 495
         Income taxes payable.........................................       2,847               2,009
               Accrued liabilities....................................       7,844              (2,358)
         Air traffic liability........................................       8,289               9,246
                                                                          --------             -------
     Net cash provided by operating activities........................      51,971              36,900
                                                                          --------             -------
Investing activities:
     Capital expenditures.............................................     (75,482)             (23,042)
     Aircraft acquisitions and modifications financed
       by or intended to be financed by sale and leaseback
       transactions...................................................         557              (11,799)
     Proceeds from sale of property and equipment.....................         309                   49
     Other............................................................      12,868               (3,570)
                                                                          --------             --------
     Net cash used in investing activities............................     (61,748)             (38,362)
                                                                          --------             --------
Financing activities:
     Proceeds from sale and leaseback transactions....................       4,492                1,266
     Purchase of treasury stock.......................................      (2,003)              (1,977)
     Other............................................................       3,189                 (918)
                                                                          --------             --------
     Net cash provided by (used in)  financing activities.............       5,678                1,629)
                                                                          --------             --------
Net (decrease) increase in cash and cash equivalents..................      (4,099)              (3,091)
Cash and cash equivalents, beginning of period........................      32,066               27,589
                                                                          --------              -------
Cash and cash equivalents, end of period..............................    $ 27,967              $24,498
                                                                          ========              =======

Supplemental schedule of non-cash investing and financing activities:
  Long-term debt assumed in connection with capital expenditures          $    -                $ 3,487
                                                                          ========              =======


                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

         Basis of Presentation
         The consolidated financial statements for the nine-month period ended September 30, 1998 are unaudited and reflect all adjustments
         (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

         Stock Split
         On April 22, 1998, the Company announced that its Board of Directors had approved a plan to split its stock 3-for-2 in the form of a 50% stock dividend. The new shares were issued May 27 to shareholders of record as of May 11. The financial and share information presented herein for all periods has been adjusted to reflect the effect of the stock dividend.

2.    New Accounting Standards

         The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. For the 1998 year end reporting, the Company will report additional financial information on two operating segments, Midwest Express and Skyway Airlines.

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

Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
Overview
The Company's 1998 third quarter operating income was $16.9 million, an increase of $5.1 million from the third quarter 1997. Net income increased by $3.2 million, or 42.8%, to $10.8 million. For the first nine months of 1998, operating income was $43.2 million, an increase of $16.4 million from 1997. Year-to-date net income increased from $17.4 million to $27.6 million, or 58.9%. Year-to-date diluted earnings per share were $1.93, a $.72, or 59.5%, increase from 1997 results.

The Company's total revenue in the third quarter increased $14.4 million, or 16.1%, relative to the third quarter 1997. The increase in revenue was primarily attributable to record passenger traffic, which increased 18.9%, which was partially due to three additional aircraft in service. The principal new routes were Milwaukee-Hartford and Milwaukee-Raleigh/Durham. In addition, the Company's traffic increased because of Northwest Airlines' and Air Canada's pilot strikes. The Company estimates that operating income increased $1.2 million in the quarter because of the incremental passengers transported during these strikes. A 2.0% decrease in revenue yield offset the improvement in passenger traffic. The decrease in revenue yield was due to higher traffic in lower yield markets and lower yield traffic received as a result of Northwest Airlines' pilot strike. The Company also posted increased supplemental revenue from the Midwest Express MasterCard program, ticket exchange fees and aircraft charters.

The Company's costs increased by $9.3 million, or 12.0%, in the third quarter 1998 due to higher labor and maintenance costs and expenses associated with the service expansions during 1997 and 1998. These higher costs were partially offset by lower fuel prices and reduced travel agent commission expense. The Company benefited from significantly lower fuel prices in the third quarter 1998, which averaged 21.3% less than in the third quarter 1997. Lower fuel prices favorably impacted operating income by $2.8 million in the third quarter 1998. In addition, a reduced travel agent commission structure contributed $1.4 million to operating income in the third quarter 1998. The Company also incurred incremental costs of $1.6 million for two aircraft heavy maintenance checks in the third quarter 1998. Additional detail on cost changes is included in subsequent sections.

   Operating Statistics
   The following table provides selected operating statistics for Midwest Express and Skyway.

                                                          Three Months Ended                        Nine Months Ended
                                                            September 30,                             September 30,


                                                                                     %                                         %
                                                       1998           1997        Change*        1998           1997        Change*
                                                    ---------      ---------    ---------      --------       --------    ---------
Midwest Express Operations
Origin & Destination Passengers                       485,286        413,473        17.4      1,312,484      1,154,683       13.7
Revenue Passenger Miles (000s)                        444,579        374,693        18.7      1,209,059      1,050,179       15.1
Scheduled Service Available Seat Miles (000s)         644,906        571,362        12.9      1,839,701      1,639,871       12.2
Total Available Seat Miles (000s)                     651,038        576,684        12.9      1,861,471      1,667,040       11.7
Load Factor (%)                                         68.9%          65.6%         3.3          65.7%          64.0%        1.7
Revenue Yield                                          $0.188         $0.191        -1.6         $0.194         $0.192        1.2
Cost per total ASM                                     $0.120         $0.120         0.2         $0.120         $0.120         --
Average Passenger Trip Length                           916.1          906.2         1.1          921.2          909.5        1.3
Number of Flights                                      10,739          9,961         7.8         30,659         28,793        6.5
Into-plane Fuel Cost per Gallon                        $0.534         $0.680       -21.4         $0.569         $0.735      -22.7
 Full-time Equivalent Employees at End of Period        2,066          1,850        11.7          2,066          1,850       11.7
Aircraft in Service at End of Period                       27             24        12.5             27             24       12.5

Skyway Airlines Operations
Origin & Destination Passengers                        99,144         77,868        27.3        255,313        222,790       14.6
Revenue Passenger Miles (000s)                         22,695         18,451        23.0         58,835         52,077       13.0
Scheduled Service Available Seat Miles (000s)          41,332         41,168         0.4        121,642        119,215        2.0
Total Available Seat Miles (000s)                      41,473         41,236         0.6        121,818        119,465        2.0
Load Factor (%)                                         54.9%          44.8%        10.1          48.4%          43.7%        4.7
Revenue Yield                                          $0.510         $0.551        -7.4         $0.537         $0.546       -1.5
Cost per total ASM                                     $0.236         $0.231         2.5         $0.235         $0.238       -1.3
Average Passenger Trip Length                           228.9          237.0        -3.4          230.4          233.7       -1.4
Number of Flights                                      11,148         10,771         3.5         32,589         31,200        4.5
Into-plane Fuel Cost per Gallon                        $0.623         $0.766       -18.6         $0.642         $0.794      -19.1
 Full-time Equivalent Employees at End of Period          297            264        12.5            297            264       12.5
Aircraft in Service at End of Period                       15             15          --             15             15         --


         Note: All statistics exclude charter operations except the following: total available seat miles, cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

                  * Percentage change calculations may not be recomputed due to rounding.

      The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                          Three Months Ended September 30,                  Nine Months Ended September 30,
                                             1998                   1997                      1998                      1997
                                          ----------            ----------                 ----------                ---------

                                    Per Total       % of    Per Total       % of     Per Total       % of      Per Total       % of
                                      ASM         Revenue     ASM         Revenue      ASM         Revenue       ASM         Revenue
Operating revenues:
Passenger service                    $0.137       91.7%      $0.132       91.4%       $0.134       91.0%        $0.129       90.9%
Cargo                                 0.004        2.8%       0.005        3.5%        0.004        3.0%         0.005        3.3%
Other                                 0.008        5.5%       0.007        5.1%        0.009        6.0%         0.008        5.8%
                                      -----        ----       -----       ----        -----        ----          -----        ----
Total operating revenues              0.150      100.0%       0.145      100.0%        0.147      100.0%         0.141      100.0%

Operating expenses:
Salaries, wages and benefits          0.041       27.5%       0.039       26.7%        0.042       28.8%         0.037       26.3%
Aircraft fuel and oil                 0.015       10.1%       0.020       13.5%        0.016       11.0%         0.021       14.8%
Commissions                           0.012        8.1%       0.014        9.4%        0.012        7.9%         0.013        9.3%
Dining services                       0.008        5.1%       0.007        5.1%        0.007        5.0%         0.007        5.1%
Station rental, landing and           0.009        6.0%       0.009        6.5%        0.010        6.7%         0.010        7.2%
    other fees
Aircraft maintenance                  0.015       10.1%       0.012        8.0%        0.014        9.2%         0.012        8.5%
    materials/repairs
Depreciation and amoritization        0.004        2.5%       0.003        2.4%        0.004        2.5%         0.004        2.5%
Aircraft rentals                      0.007        4.7%       0.007        4.9%        0.007        4.9%         0.007        5.1%
Other                                 0.014        9.4%       0.015       10.3%        0.014        9.2%         0.015       10.6%
                                      -----        ----       -----       -----        -----        ----         -----       -----
Total operating expenses             $0.126       83.5%      $0.126       86.8%       $0.126       85.2%        $0.126       89.4%
                                     ======       =====      ======       =====       ======       =====        ======       =====

Total ASMs (000s)                   692,511                 617,920                1,983,289                 1,786,505

         Note: Numbers, percents, and totals in this table may not be recomputed due to rounding.

                Three Months Ended September 30, 1998 Compared to
                      Three Months Ended September 30, 1997

Operating Revenues
Company operating revenues totaled $103.8 million in the third quarter 1998, a $14.4 million, or 16.1%, increase over revenues for the third quarter 1997. Passenger revenues accounted for 91.7% of total revenues and increased $13.4 million, or 16.4%, from 1997 to $95.2 million. The increase is attributable to a 18.9% increase in passenger volume, as measured by revenue passenger miles, offset by a 2.0% decrease in revenue yield. Part of the increase in passenger volume was caused by pilot strikes at Northwest Airlines and Air Canada. The Company estimates that operating income increased $1.2 million in the quarter because of the incremental passengers transported during these strikes.

Midwest Express Airlines passenger revenue increased by $12.0 million, or 16.8%, from 1997 to $83.6 million. This increase reflects a 17.4% increase in origin and destination passengers, offset by a 1.6% decrease in revenue yield. Total capacity, as measured by scheduled service ASMs, increased 12.9% because of three additional aircraft in scheduled service during the 1998 quarter. Load factor increased from 65.6% in 1997 to 68.9% in 1998. Revenue yield was negatively impacted by higher traffic in lower yield markets and lower yield traffic received as a result of Northwest Airlines' pilot strike.

Skyway passenger revenue increased by $1.4 million, or 13.9%, from 1997 to $11.6 million. This increase was caused by a 27.3% increase in origin and destination passengers, offset by a 7.4% decrease in revenue yield. Load factor increased from 44.8% in 1997 to 54.9% in 1998. Revenue yield was negatively impacted by the lower yield traffic diverted to Skyway as a result of Northwest Airlines' pilot strike and a competitive situation in one market, which increased load factor with reduced yield.

Revenue from cargo, charter and other services increased $1.0 million in the third quarter 1998. Midwest Express benefited from increased revenue of $.7 million from the Midwest Express MasterCard program and $.5 million from ticket exchange fees. Lower mail freight revenues partially offset these increases as a result of the U.S. Postal Service transporting more mail via ground transportation.

Operating Expenses
1998 operating expenses increased by $9.3 million, or 12.0%, from 1997. The cost increase was primarily due to expanded operations as capacity, measured by scheduled service available seat miles, increased 12.0%. Higher maintenance costs and a higher employee profit sharing accrual offset lower fuel prices and lower distribution costs. Cost per total ASM of 12.6(cent) decreased .1% from third quarter 1997.

Salaries, wages and benefits increased by $4.7 million, or 19.5%. On a cost per total ASM basis, these costs increased 6.6%, from 3.9(cent) in 1997 to 4.1(cent) in 1998. Labor costs increased $1.8 million because of accruals for employee profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees and are dependent entirely on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings-to-date and projected results for the remainder of the year. Excluding profit sharing, labor costs increased .4% on a cost per total ASM basis. The labor cost increase also reflects the addition of approximately 249 full-time equivalent employees (216 at Midwest Express and 33 at Skyway) since September 30, 1997 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1997 and 1998; Skyway added employees primarily in the flight operations and maintenance functions.

Aircraft fuel and oil and associated taxes decreased $1.5 million, or 12.5%, in 1998. Into-plane fuel prices decreased 21.3% in 1998, averaging 54.0(cent) per gallon in 1998 and 68.7(cent) per gallon in 1997. Fuel consumption increased by 11.4% in the quarter because Midwest Express operated 9.2% more aircraft block hours. Fuel prices have increased at Midwest Express since the end of the quarter averaging 58.3(cent) per gallon in October 1998 for scheduled service.

Commission costs were almost the same third quarter 1998 versus third quarter 1997, but decreased 10.7% on a cost per total ASM basis. The new commission rate structure implemented in September 1997, which lowered travel agent commissions from 10% to 8%, reduced commission expenses by $1.4 million. This reduction was offset by the increase in passenger revenue of 16.4%.

Dining services costs increased by $.7 million, or 16.0%, from 1997. The increase was primarily due to the 17.4% increase in Midwest Express origin and destination passengers. Total dining services cost per Midwest Express passenger decreased 1.2% to $10.95.

Station rental, landing and other fees increased by $.5 million, or 8.2%, from 1997. The increase was caused by 7.8% more flight segments by Midwest Express and higher airport costs, particularly at Ronald Reagan National Airport in Washington D.C.

Maintenance costs increased by $3.4 million, or 46.9%, from 1997. The increase was attributable to more flight hours at Midwest Express, an increase in accrual rates for future engine overhauls and higher aircraft component repair costs. In addition, the Company incurred $1.6 million of incremental costs for two major aircraft maintenance checks that required outsourcing.

Depreciation and amortization increased by $.5 million, or 23.9%, from 1997. The increase was primarily the result of depreciation associated with aircraft placed in service during the last year.

Aircraft rental costs increased by $.5 million in 1998, as a result of Midwest Express leasing two additional aircraft in 1998.

Other operating expenses increased by $.5 million, or 6.0%, from 1997. Other cost increases included additional passenger booking fees, professional and financial services, flight standards training, costs associated with the Company's frequent flyer program, telecommunication costs and naming rights costs for the Midwest Express Center. These cost increases were partially offset by lower costs for hull and liability insurance, legal services, advertising, uncollectible accounts, and software.

Provision for Income Taxes
Income tax expense for the third quarter 1998 was $6.4 million, a $2.0 million increase from 1997. The effective tax rates for the third quarter of 1998 and 1997 were 37.4% and 37.0%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income
Net income for the third quarter increased $3.2 million from 1997. The net income margin increased from 8.5% in 1997 to 10.4% in 1998.

                Nine Months Ended September 30, 1998 compared to
                      Nine Months Ended September 30, 1997

Operating Revenues
Company operating revenues totaled $292.3 million for the nine months ended September 30, 1998, a $39.7 million, or 15.7%, increase over 1997. Passenger revenues accounted for 91.0% of total revenues and increased $36.4 million, or 15.9%, from 1997 to $266.0 million. The increase is attributable to a 15.0% increase in passenger volume, as measured by revenue passenger miles, and a .7% increase in revenue yield.

Midwest Express Airlines passenger revenue increased by $33.2 million, or 16.5%, from 1997 to $234.4 million. This increase was caused by a 13.7% increase in passengers and a 1.3% increase in average passenger trip length. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 12.2%. Load factor increased from 64.0% in 1997 to 65.7% in 1998.

Skyway passenger revenue increased $3.2 million, or 11.2%, from 1997 to $31.6 million. This increase was caused by a 14.6% increase in passengers, offset by a 1.5% decrease in revenue yield. Load factor increased from 43.7% in 1997 to 48.4% in 1998.

Revenue from cargo, charter and other services increased $3.3 million, or 14.2%, in 1998. Midwest Express benefited from increased revenue of $2.0 million from the Midwest Express MasterCard program and $.9 million from ticket exchange fees. Revenue from mail and freight services increased 3.7% or $.3 million while revenue from charter services decreased $.2 million.

Operating Expenses
1998 operating expenses increased $23.3 million, or 10.3%, from 1997, primarily due to expanded operations as total capacity, measured by scheduled service available seat miles, increased 11.5%. The Company has benefited from lower fuel prices and lower distribution costs, but these were partially offset by higher aircraft maintenance costs and a higher profit sharing accrual. Cost per total ASM of 12.6(cent) decreased .6%, from 1997 to 1998.

Salaries, wages and benefits increased $17.6 million, or 26.4%, from 1997. On a cost per total ASM basis, these costs increased 13.9%, from 3.7(cent) in 1997 to 4.2(cent) in 1998. Labor costs increased $6.3 million because of accruals for employee profit sharing and management incentive programs. The profit sharing and incentive plans, which benefit substantially all employees and are dependent on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings-to-date and projected results for the remainder of the year. Excluding the profit sharing accrual, labor cost increased 5.8% on an ASM basis. The labor cost increase also reflects the addition of approximately 249 full-time equivalent employees (216 at Midwest Express and 33 at Skyway) since September 30, 1997 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1997 and 1998; Skyway added employees primarily in the flight operations and maintenance functions.

Aircraft fuel and oil and associated taxes decreased $5.3 million, or 14.1%, from 1997. Into-plane fuel prices decreased 22.4% in 1998, averaging 57.4(cent) per gallon in 1998 and 74.0(cent) in 1997. Fuel consumption increased 10.9%, primarily because of an 8.8% increase in Midwest Express aircraft block hours.

Commissions decreased by $.4 million, or 1.8%, and decreased 11.5% on a cost per total ASM basis. The new commission rate structure implemented in September 1997, which lowered travel agent commissions from 10% to 8%, reduced commission expenses by $4.1 million. This reduction was offset by the increase in passenger revenue of 15.9%.

Dining services costs increased $1.9 million, or 14.6%, in 1998. The increase was primarily due to the 13.7% increase in Midwest Express origin and destination passengers. Total dining services cost per Midwest Express passenger increased .8% to $11.15.

Station rental, landing and other fees increased by $1.5 million, or 8.4%, from 1997. The increase was caused by 6.5% more flight segments by Midwest Express and higher airport costs, particularly at Ronald Reagan National Airport in Washington D.C.

Maintenance costs increased by $5.5 million, or 25.9%, from 1997. The increase was attributable to more flight hours at Midwest Express, an increase in accrual rates for future engine overhauls, higher aircraft component costs and $2.3 million cost for three major aircraft maintenance checks that required outsourcing. The increase was offset by an unscheduled repair of one MD-88 engine that adversely affected costs by $1.3 million in 1997.

Depreciation and amortization increased by $1.0 million, or 15.8%, from 1997. The increase was primarily the result of the depreciation associated with additional aircraft placed in service.

Aircraft rental costs increased $1.4 million as a result of Midwest Express leasing two additional aircraft in 1998.

Other operating expenses increased by .3% from 1997. Higher costs were incurred for the Company's frequent flyer program, passenger booking fees, telecommunications and professional and financial services. The increase was offset primarily by a non-recurring $1.1 million airport rental credit received from Milwaukee County due to an airport rental surplus. Other cost decreases consisted of lower hull and liability insurance, software, and facilities rental.

Provision for Income Taxes
Income tax expense for the first nine months of 1998 was $16.6 million, an increase of $6.3 million from 1997. The effective tax rates for the first nine months 1998 and 1997 were 37.5% and 37.0%, respectively.

Net Income
Net income for the first nine months increased $10.2 million from 1997. The net income margin increased to 9.5% in 1998 from 6.9% in 1997.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totalled $28.0 million at September 30, 1998, compared to $32.1 million at December 31, 1997. Net cash provided by operating activities totalled $52.0 million for the nine months ended September 30, 1998. Net cash used in investing activities totalled $61.7 million, primarily due to capital expenditures of $75.5 million.

As of September 30, 1998, the Company had a working capital deficit of $37.4 million versus a $12.9 million deficit on December 31, 1997. The working capital deficit is due to the Company's air traffic liability (advance bookings, whereby passengers have purchased tickets for future flights), accrued scheduled maintenance expense and accrued lease payments. The increase in the deficit was due to higher advance sales as a result of increased operations, higher profit sharing liability, and higher accrued aircraft lease payments. Because of these items, the Company expects to operate periodically with a working capital deficit, which is not unusual for the industry.

As of September 30, 1998, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totalling approximately $16.1 million that reduce the amount of available credit.

Capital expenditures totalled $75.5 million for the nine months ended September 30, 1998. Capital expenditures consisted primarily of aircraft purchase and refurbishment costs which totaled $68.1 million. Other capital expenditures included engine overhauls, aircraft hush kit components, aircraft major maintenance and ground equipment.

During 1997, the Company executed definitive purchase documents to acquire eight used McDonnell Douglas MD-80 series aircraft. The Company has financed the first four deliveries in 1998 using internal cash flow and expects to finance the remaining four of these aircraft using internal cash flow.

As of March 31, 1998, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before 2001.

The Company's Board of Directors has authorized a $15.0 million common stock repurchase program. As of September 30, 1998, the Company has purchased a total of 418,625 shares of common stock at a cost of $6.8 million under the share repurchase program which included a repurchase of 65,300 shares at a cost of $2.0 million during the quarter ending September 30, 1998.

On August 5, 1998, the Company completed an $8.3 million financing of a new maintenance hangar facility in Milwaukee. The facility is financed by 32 year, tax-exempt, variable rate, demand industrial revenue bonds issued by the City of Milwaukee. Milwaukee County, a government unit, is the owner of the facility to ensure the tax-exempt status. Interest payments made to bondholders and amortization of the principal are recorded as rent expense.

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

MD-80 Aircraft - In September 1997 the Company announced plans to acquire eight used MD-80 aircraft to be placed into scheduled service in 1998 and 1999. As of September 30, 1998, one aircraft has been placed into service and three aircraft have been delivered and are being refurbished. Two of these aircraft are expected to be placed into scheduled service by the end of 1998 and the third aircraft is expected to be placed into scheduled service in the first quarter of 1999. Two additional aircraft are expected to be delivered in January 1999 and placed into service during the second quarter of 1999. The final two aircraft are expected to be delivered in the fourth quarter of 1999 and are expected to be placed into service early in 2000.

Regional Jets - On July 8, 1998, the Company announced that it has entered into an agreement with Fairchild Dornier to acquire five new regional jets, with an option to purchase 10 additional aircraft. Although the aircraft were initially anticipated to be delivered to Astral beginning March 1999 continuing through September 1999, they are now expected beginning June 1999 with delivery to be completed by the end of 1999 as a result of a delay in aircraft certification. The Company expects that this project, including aircraft purchase price and support equipment, will cost approximately $60.0 million and will be financed as deliveries take place. The Company is continuing to evaluate financing alternatives.

Year 2000 -The Company established a year 2000 team in January 1998 to evaluate and remediate any year 2000 issues. As a result of the Company becoming publicly owned in September 1995, many systems required immediate replacement. All of the replacement systems purchased since then were represented to be year 2000 compliant by their respective vendors. In mid-1997 the

Company designed and implemented a technology infrastructure composed of almost all year 2000 compliant products.

Notwithstanding the above, the Company has developed plans to address issues related to the impact of the year 2000 on its business. The Company's Year 2000 Project involves five phases: Awareness, Inventory/Assessment, Renovation, Validation and Implementation. Internal financial, operational, non-information technology systems and external interfaces have been inventoried and assessed, and plans have been developed to remediate any non-compliant systems. The Company has one major internally developed and maintained system that requires modifications. This system, which is used for purchasing, inventory, accounts payable and aircraft maintenance planning and records, was originally scheduled for completion of these modifications using in-house personnel by the end of 1998; however, due to a delay in start up, completion is now scheduled by June 1999. The company is also evaluating non-technology systems that include embedded technology, such as microcontrollers in aircraft parts, airport equipment and facility infrastructures. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flow.

The Company realizes that preparedness is also predicated upon many external factors. Therefore, the Company is actively pursuing suppliers and vendors to evaluate their respective level of preparedness. Questionnaires have been mailed out to the most critical suppliers and vendors and the evaluation of their preparedness is in process. Follow-up action is dictated by the priority of the service or commodity used and the response received. The Company is also participating with the airline industry to identify potential year 2000 issues at airports, and within industry infrastructure, including common vendors, suppliers, government agencies, and the Federal Aviation Administration ("FAA"). FAA operations are made possible by many critical computer systems; without these specialized systems, the FAA could not effectively control the current level of air traffic, target airlines for inspection, or provide up-to-date weather conditions to pilots and air traffic controllers.

The implications of the Company, a critical vendor or supplier, or the FAA not being prepared for the year 2000 could have a material adverse affect on the Company, resulting in customer inconvenience, increased costs, grounded or delayed flights, or a degraded level of safety. To be prepared to address unexpected occurrences, contingency plans will be developed during the first six months of 1999 for those scenarios within the Company's control. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that the Company's estimates will be achieved, and actual results could differ materially from those anticipated.


Other Issues - The Company's annual report for the year ended December 31, 1997, disclosed certain issues relating to labor relations and sales taxes. These issues remain pending.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  (27) Financial Data Schedule.




         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Midwest Express Holdings, Inc.


Date:    November 16, 1998          By /s/ Robert S. Bahlman
      ----------------------        --------------------------------------------
                                    Robert S. Bahlman
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit No.         Description

  27                Financial Data Schedule