Form 10-K405
period 1998-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 1999-03-25
CIK 948845

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                  ---------------------------------------------


    { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ______________________

                         Commission file number 1-13934
                                                -------

                         MIDWEST EXPRESS HOLDINGS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                39-1828757
    --------------------------            -----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       or organization)

                            6744 South Howell Avenue
                           Oak Creek, Wisconsin 53154
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  414-570-4000
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to
 Section 12(b) of the Act:
Common Stock, $.01 par value                      New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange
(Title of class)                         (Names of exchange on which registered)

Securities registered pursuant to
  Section 12(g) of the Act:                            None
                                                   -------------
                                                  (Title of class)


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X      No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of voting and non-voting common equity held by nonaffiliates as of March 9, 1999: $392.5 million As of March 9, 1999 there were 14,126,645 shares of Common Stock, $.01 par value, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 28, 1999 are incorporated by reference in Part III.

                         MIDWEST EXPRESS HOLDINGS, INC.
                                    FORM 10-K

                      For the year ended December 31, 1998

                                TABLE OF CONTENTS


PART I                                                                  Page No.

Item 1.  Business                                                            3

Item 2.  Properties                                                         11

Item 3.  Legal Proceedings                                                  12

Item  4. Submission  of  Matters  to  a  Vote  of  Security Holders         12

Management - Officers of the Registrant                                     13

PART II

Item 5.  Market for  Registrant's  Common  Equity and Related
         Stockholder Matters                                                14

Item 6.  Selected Financial Data                                            14

Item 7.  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations                                14

Item 7A. Quantitative  and  Qualitative  Disclosures  about
         Market Risk                                                        15

Item 8.  Financial Statements and Supplementary Data                        15

Item 9.  Changes in and  Disagreements  with  Accountants  on
         Accounting and Financial Disclosure                                15

PART III

Item 10. Directors and Executive Officers of the Registrant                 15

Item 11. Executive Compensation                                             15

Item 12. Security  Ownership of Certain  Beneficial  Owners
         and Management                                                     15

Item 13. Certain Relationships and Related Transactions                     15

PART IV

Item 14. Exhibits,   Financial   Statement  Schedules  and
         Reports on Form 8-K                                                16

SIGNATURES                                                                  17

INDEPENDENT AUDITORS' REPORT                                                18

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                             19

EXHIBIT INDEX                                                               20

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. The Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft and year 2000 compliance. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

PART I

Item 1. Business

Background

         Midwest Express Holdings, Inc. was reincorporated under the laws of the State of Wisconsin in 1996. Midwest Express Holdings, Inc. is a holding company and its principal subsidiary is Midwest Express Airlines, Inc. ("Midwest Express").

         Midwest Express operates a single-class, premium service passenger jet airline that caters to business travelers and serves selected major destinations throughout the United States and Toronto, from bases of operations in Milwaukee and Omaha, Nebraska.

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

         Astral Aviation, Inc. ("Astral"), d/b/a Skyway Airlines ("Skyway"), a wholly owned subsidiary of Midwest Express, began operations in early 1994 by taking over routes that Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a codesharing agreement between Mesa and Midwest Express. Under the agreement, Mesa operated the system beginning in 1989 as "Skyway Airlines" using Midwest Express' airline code. As of December 31, 1998, Skyway offered service in 25 cities--mainly in the upper Midwest.

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

Route Structure and Scheduling

         Bases of Operations

         Midwest Express currently has two bases of operations, Milwaukee and Omaha. As of December 31, 1998, Midwest Express served 26 cities from Milwaukee and was the only carrier providing nonstop service between Milwaukee and most Midwest Express destinations. Although 10 other jet airlines serve Milwaukee's airport, these carriers generally provide nonstop flights only between Milwaukee and their respective operations' hubs.

         From Omaha, Midwest Express provides nonstop service to Los Angeles, Milwaukee, Newark, Washington, D.C, Kansas City (through May 9, 1999) and Orlando (weekends). Passengers in Omaha can also travel to most other cities in the Midwest Express route system via connections through Milwaukee. Although nine other jet airlines serve Omaha's airport, these carriers (other than Southwest Airlines) provide nonstop flights only between Omaha and their respective hubs.

         Integration of Skyway Operations

         Midwest Express coordinates Skyway routes and schedules. The Company primarily has sought to provide Skyway service to communities where there is the opportunity to complement Midwest Express service by giving passengers on short-haul, low-density routes the ability to connect to Midwest Express flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Skyway also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be a consistent demand for air service even though there is no Milwaukee connection. As of December 31, 1998, Skyway offered flights in 25 cities, generally in the upper Midwest. The Company expects that five Fairchild Aerospace 328JETs will join Skyway's fleet of 15 Beechcraft 1900D turboprop aircraft in 1999.

Customer Service

         Overall

         Midwest Express primarily caters to the business traveler and has built its reputation providing passengers with personal attention, two-across leather seats, fine food served on china with complimentary wine or champagne, and baked-onboard chocolate chip cookies on luncheon flights - all at competitive fares. Conde Nast Traveler, Travel & Leisure and the Zagat Airline Survey have recognized Midwest Express as the best airline in the United States, and Aviation Week & Space Technology named Midwest Express as the best managed national airline in the world.

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

Fare Pricing and Yield Management

         Airlines generally offer a range of fares that are distinguished by restrictions on use, such as the times of day and days of the week for travel, length of stay and minimum advance booking period. Midwest Express and Skyway generally offer the same range of fares that their competitors offer, although there are exceptions in particular markets where Midwest Express will discount certain categories of fares or charge a premium compared to its competitors.

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

Marketing

         Travel Agency Relationships

         Midwest Express sells approximately 70% of its tickets through travel agents. The Company maintains its own reservations center at its headquarters. As with most travel agencies, the Company's reservations center obtains airline information, makes reservations and sells tickets for Midwest Express and Skyway flights through a computer reservation system ("CRS"). The Company has a contract to use the SABRE CRS until 2001. Effective September 1997, the Company changed its travel agency commission rate structure to an 8% base commission rate, with no commission cap. Effective February 1, 1999, a maximum commission of $50 per roundtrip or $25 for a one-way ticket will be paid. This commission structure is similar to most other airlines.

         Frequent Flyer Program

         The Company operates a Frequent Flyer Program under which mileage credits are earned by flying on Midwest Express, Skyway or other participating airlines and by using the services of participating hotels (including Hilton, Hyatt, Loews and Wyndham), car rental firms (including Hertz and National), MCI telecommunications and Elan MasterCard. Members can redeem Frequent Flyer miles for travel on Midwest Express (20,000 miles for a free round trip or 15,000 for companion), Skyway or other participating airlines. The Frequent Flyer Plus plan allows members that reach an initial 30,000 mile threshold to earn bonus miles; status is retained by accruing at least 20,000 flight miles in a calendar year. In addition to free travel, miles can be redeemed at participating hotels and car rental firms. The program is designed to enhance customer loyalty and thereby retain and increase the business of frequent travelers by offering incentives for their continued patronage.

         The Company's Frequent Flyer program includes a marketing agreement whereby members in Northwest Airlines' WorldPerks frequent flier program and Midwest Express' Frequent Flyer members maintain their separate accounts, but can choose to redeem award travel on either carrier. The Company also operates the Midwest Express MasterCard program in conjunction with Elan Financial Services of Illinois ("Elan"). The program allows Midwest Express to offer a co-branded credit card to its Frequent Flyer members and other members of the public to induce them to become Frequent Flyers. The Company generates income by selling Frequent Flyer miles to Elan, which awards the miles to cardholders for charges on their credit cards.

         As of year-end 1998 and 1997, the Company had approximately 1,050,000 and 938,000 members enrolled in its Frequent Flyer program, respectively. The Company estimates that as of December 31, 1998 and 1997, the total available awards under the Frequent Flyer program were 110,000 and 80,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 31,000 and 21,000 during 1998 and 1997, respectively. Free travel awards accounted for approximately 4% of total Company revenue passenger miles during 1998. Because Midwest Express controls the number of seats available for free travel on each flight, it does not believe that use of Frequent Flyer awards results in a significant displacement of revenue passengers.

         Miles accrued prior to November 1, 1995 expired on October 31, 1998, unless there was qualifying activity in the Frequent Flyer accounts. Qualifying activity includes flights on Midwest Express and/or Skyway Airlines or at least 10,000 miles accrued from the Midwest Express Mastercard during the previous 36-month period. Frequent flyer benefits will continue only for members who show account activity at least once every 36 months. If the account does not remain active, the mileage expires and the account is considered inactive.

         The Company accounts for its Frequent Flyer obligation on the accrual basis using the incremental cost method. This method recognizes an average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost includes the cost of meals, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The accrual is based on estimated redemption percentages applied to actual mileage recorded in members' accounts. For purposes of calculating the Frequent Flyer accrual, the Company anticipates that approximately 72% of outstanding awards will be redeemed. No liability is recorded for hotel or car rental award certificates that are to be honored by other parties because there is no cost to Midwest Express for such awards.

         Codesharing Agreements

         In 1998 Midwest Express established a one-year renewable codesharing agreement with American Eagle. The agreement can be canceled by either party with 180 days notice. Under the agreement, Midwest Express provides passengers with jet service to Los Angeles or Dallas/Ft. Worth, with American Eagle providing passengers with connecting service from Los Angeles to eight cities in California, and from Dallas/Ft. Worth to 31 cities in the southern and south central United States. Both the Midwest Express and American Eagle segments are designated in computer reservation systems with Midwest Express airline codes. In 1998, Midwest Express signed a letter of intent to enter into a codeshare agreement with Reno Air. However, to date, no final codesharing agreement has been reached and such an agreement is pending the buyout of Reno Airlines by American Airlines.

Related Business

         Midwest Express also offers ancillary airline services directly to customers, including freight services and aircraft charters. The freight business consists of transporting freight, United States mail and counter-to-counter packages on regular passenger flights. Midwest Express operates a DC-9-30 jet aircraft configured specifically for the purpose of providing charter services. The primary customers of aircraft charter services are athletic teams, business groups and tour operators. The Company also generates revenue from providing aircraft ground handling and aircraft maintenance services for other airlines and from inflight sales.

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

         The Company has the largest market share of passengers at Milwaukee. In 1998, the Company carried 33.0% of passengers boarded in Milwaukee, while Northwest Airlines, which has the second largest share, carried 19.8%. In Omaha, Midwest Express had 5.7% of the market based on passengers boarded in 1998, compared to 26.6% boarded by United Airlines and 14.3% by Southwest Airlines, the carriers with the two largest market shares.

         In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower cost substitutes to air travel.

Employees

         As of December 31, 1998, Midwest Express had 2,358 employees (401 of whom were part-time and 37 of whom were intermittents), and Skyway had 365 employees (86 of whom were part-time). The categories of employees were as indicated in the following table:

                                      Employees as of December 31, 1998
                                      ---------------------------------
                                            Midwest
           Employee Categories              Express        Skyway
           Flight Operations                  334            157
           Inflight                           395              -
           Passenger Services                 676            132
           Maintenance                        360             53
           Reservations and Marketing         394              -
           Accounting and Finance             101              4
           Administrative                      98             19
                                            -----             --
           Total                            2,358            365
                                            =====            ===

         The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest Express' and Skyway's fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables the Company to schedule employees when they are needed. Part-time employees are eligible for the Company's benefits program, subject to certain restrictions and co-pay requirements, because doing so enables the Company to attract quality employees and reinforces the value the Company places on part-time employees.

         Labor Relations

         In December 1997 Midwest Express pilots elected the Air Line Pilots Association ("ALPA"), a labor union, for representation in collective bargaining. Negotiations are in process. In January 1998, Skyway pilots represented by ALPA ratified a four-year labor contract. No other employees in the Company are currently unionized. In February 1999, an application was filed on behalf of the Association of Flight Attendants, AFL-CIO for the services of the National Mediation Board to conduct an election to determine representation of the flight attendants of Midwest Express. The election will be held in the first quarter, with ballots counted on April 29, 1999.

Regulation

         General

         The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service, including among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, CRSs and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It also is authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, revoke operating authority and seek criminal sanctions.

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

         The Company also is subject to regulations or oversight by federal agencies other than the DOT and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; and the use of radio facilities is regulated by the Federal Communications Commission. Also, the Company is generally regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment. In addition the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws.

         Noise Abatement

         The federal Airport Noise and Capacity Act of 1990 ("ANCA") was intended to convert the nation's commercial jet service to quieter Stage 3 operations by requiring phaseout of Stage 2 operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. Midwest Express has chosen to comply with ANCA by operating a fleet that is 65% Stage 3 by the end of 1996, 75% Stage 3 by the end of 1998, and 100% Stage 3 by the end of 1999. As of December 31, 1998, Midwest Express operated 21 Stage 3 aircraft representing 78% of its fleet, and six Stage 2 aircraft. The Company has ordered equipment to convert the remaining Stage 2 aircraft to Stage 3 by December 31, 1999.

         ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures that do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, prohibition on operations during night-time hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. While the Company has had sufficient operational and scheduling flexibility to accommodate local noise restrictions imposed to date, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

         Safety

         In compliance with FAA regulations, the Company's aircraft are subject to many different levels of maintenance or "checks," and periodically go through complete overhauls. Maintenance efforts are monitored by the FAA, with FAA representatives typically on site. The regulations that govern aircraft with 30 seats or fewer had been less stringent than the regulations applicable to aircraft with more than 30 seats. In March 1997, Skyway completed its conversion to certain FAA regulations that require smaller aircraft operations to conduct business under more stringent rules previously applicable only to aircraft with more than 30 seats.

         Slots

         The FAA's regulations currently permit the buying, selling, trading and leasing of certain airline slots at Chicago's O'Hare, New York's La Guardia and Kennedy International, and Washington, D.C.'s Reagan airports. A slot is an authorization to take off or land at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disallow any such transfer.

         The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bi-monthly basis. Failure to do so without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, the slot regulations provide that slots may be withdrawn by the FAA at any time without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation). Midwest Express' ability to increase its level of operations at these cities is affected by the number of slots available for takeoffs and landings.

Aircraft Fuel

         Because fuel costs constitute a significant portion of the Company's operating costs (approximately 13% and 16% in 1998 and 1997, respectively), significant changes in fuel costs can materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of the Company's fleet. See "Item 2. Properties - Fleet Equipment." The Company periodically enters into short-term hedge agreements, which as of December 31, 1998 were not material, in an attempt to reduce its exposure to jet fuel price fluctuations.

Year 2000

         The Company established a year-2000 team in January 1998 to evaluate and remediate any year 2000 issues. As a result of the Company becoming publicly owned in September 1995, many systems required immediate replacement. All of the replacement systems purchased were represented to be year 2000 compliant by their respective vendors. In mid-1997 the Company designed and implemented a technology infrastructure comprising almost all year-2000-compliant products.

         The Company has developed plans to address issues related to the impact of the year 2000 on its business. The Company's Year 2000 Project involves five phases: Awareness, Inventory/Assessment, Renovation, Validation and Implementation. Internal financial, operations, non-information technology systems and external interfaces have been inventoried and assessed, and plans have been developed to remediate any non-compliant systems. The Company has one major internally developed and maintained system that requires modifications. This system, which is used for purchasing, inventory, accounts payable and aircraft maintenance planning and records and is scheduled to be completed by September 1999. The Company estimates that the total cost of achieving year-2000 readiness will approximate $1.0 million, approximately 50% of which is from reallocation of existing internal resources.

         The Company realizes that preparedness is also predicated on many external factors. Therefore, the Company is actively pursuing suppliers and vendors to evaluate their respective levels of preparedness. Questionnaires have been mailed to the most critical suppliers and vendors, and evaluation of their preparedness is in process. Follow-up action is dictated by the priority of the service or commodity used, and the response received. The Company is also participating with the airline industry to identify potential year-2000 issues at airports and within industry infrastructure, including common vendors, suppliers, government agencies and the Federal Aviation Administration ("FAA"). FAA operations are made possible by many critical computer systems; without these specialized systems, the FAA could not effectively control the current level of air traffic, target airlines for inspection, or provide up-to-date weather conditions to pilots and air traffic controllers.

         The implications for the Company, a critical vendor, supplier, or the FAA of not being prepared for the year 2000 could have a material adverse effect on the Company, resulting in customer inconvenience, increased costs, grounded or delayed flights, or a degraded level of safety. To be prepared to address unexpected occurrences, contingency plans will be developed during the first six months of 1999 for those scenarios within the Company's control. However, due to the complexity and pervasiveness of the year-2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that the Company's estimates will be achieved and actual results could differ materially from those anticipated.

Item 2. Properties

Fleet Equipment

         As of December 31, 1998, Midwest Express' fleet in service consisted of 27 McDonnell Douglas jet aircraft, including eight DC-9-10 series aircraft, 16 DC-9-30 series aircraft, two MD-88 aircraft and one MD-82 aircraft. Twenty-one aircraft meet Stage 3 noise requirements. None of the aircraft owned by Midwest Express is subject to liens to secure obligations.

                        MIDWEST EXPRESS AIRLINES AIRCRAFT
                                                         Date of      Stage
   Tail #     Type      # of Seats      Owned/Leased    Manufacture    Type
   ------     ----      ----------      ------------    -----------    ----
   809ME      MD-82        116             Owned          10/9/81       3
   601ME      MD-88        112             Leased         09/21/89      3
   701ME      MD-88        112             Leased         08/22/89      3
   202ME      DC-9-30       84             Leased         06/26/75      3
   203ME      DC-9-30       84             Leased         07/07/75      3
   204ME      DC-9-30       84             Leased         07/25/75      3
   205ME      DC-9-30       84             Leased         01/02/74      3
   206ME      DC-9-30       84             Leased         05/07/79      3
   207ME      DC-9-30       84             Leased         07/06/79      3
   209ME      DC-9-30       84             Leased         06/18/76      3
   216ME      DC-9-30       84             Leased         10/18/76      3
   502ME      DC-9-30       84             Owned          06/10/80      3
   602ME      DC-9-30       84             Owned          07/21/80      3
   302ME      DC-9-30       60             Owned          11/08/67      3
   501ME      DC-9-30       84             Owned          12/15/67      2
   212ME      DC-9-30       84             Leased         4/29/76       3
   215ME      DC-9-30       84             Leased         8/19/76       3
   401ME      DC-9-30       84             Owned          01/02/68      2
   301ME      DC-9-30       84             Owned          01/11/68      2
   500ME      DC-9-10       60             Owned          06/05/65      3
   300ME      DC-9-10       60             Owned          01/22/66      3
   600ME      DC-9-10       60             Owned          02/06/66      3
   800ME      DC-9-10       60             Owned          02/16/66      2
   700ME      DC-9-10       60             Owned          07/14/66      3
   400ME      DC-9-10       60             Owned          07/29/66      2
   900ME      DC-9-10       60             Owned          08/18/66      2
   080ME      DC-9-10       60             Owned          10/30/66      3

         The two MD-88 aircraft leases expire in 2000. Ten DC-9-30 operating leases expire as follows: three in 2001, four in 2006, one in 2007 and two in 2008.

         During January 1999 Midwest Express placed into service the second and third of eight MD-80 series aircraft the Company agreed to purchase in 1997. The fourth and fifth aircraft are presently being refurbished with in-service dates scheduled for May and August 1999. The sixth aircraft was received in March 1999 and will be placed in service in October 1999. The seventh and eighth aircraft are expected to be received in the fourth quarter of 1999 and are scheduled to enter service in early 2000. The Company financed the first four aircraft, including refurbishment costs, in 1998 primarily using internal cash flow, and expects to finance the remaining four aircraft using internal cash flow as well.

         Skyway acquired 15 new Beechcraft 1900D turboprop aircraft between January 11, 1994, and May 18, 1995. Each of these aircraft have 19 passenger seats. During 1996 Skyway sold and leased back these aircraft from a group of five financial institutions with lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008.

         Skyway expects to take delivery of the first of five new Fairchild Aerospace 328JET aircraft in June 1999. All five are expected to be in service by the end of 1999. The Company also holds options to purchase 10 additional aircraft to support future growth, which are exercisable after January 1, 2001.

Facilities

         The Company has secured long-term use of gates and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 19 gates at the Milwaukee airport, including ticket counter, baggage handling and operations space. In 1989 the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport that will allow the Company to exercise a series of five-year options to extend the lease for 50 years.

         In October 1998 Midwest Express moved into a newly constructed 97,000-square-foot maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport. The new structure is used to handle maintenance support for its current fleet and planned growth. The City of Milwaukee issued variable-rate-demand industrial development revenue bonds to finance the cost of the estimated $8.3 million project. The Company's variable rent payments are based on the current interest rate on the City of Milwaukee's outstanding bonds over the 32-year lease term.

         In August 1997 the Company purchased a headquarters building, which it previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt.

         In 11 of the other 26 cities Midwest Express served as of December 31, 1998, gates at the airport were leased directly from the airport authority. For the other 15 cities, Midwest Express subleased gates from other carriers. In Omaha, Midwest Express has exclusive rights to two gates.

         Skyway has secured long-term leases of facilities at Milwaukee's airport. Skyway owns an aircraft maintenance and office facility at the airport. The land on which this facility is located is leased until 2010. Skyway also owns a headquarters building, which is located off airport grounds. Skyway currently operates four gates, one gate is leased directly from Milwaukee County and the other three are subleased from Midwest Express.

Item 3.  Legal Proceedings

         During 1996 the Wisconsin Department of Revenue asserted that Wisconsin sales taxes should be paid in connection with Midwest Express' purchase of meals from its food caterer. A petition for review with the Wisconsin Tax Appeals Commission is pending and a trial is anticipated in late 1999. While Midwest Express does not believe any such tax is payable, if the Department of Revenue successfully asserts its position, then Midwest Express would be liable for back taxes and associated interest of approximately $.7 million.

         The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter 1998.

MANAGEMENT

Officers of the Registrant

         The executive officers and other officers of the Company as of March 9, 1999, together with their ages, positions and business experience are described below:

NAME                   AGE      POSITION
Timothy E. Hoeksema     52      Chairman  of the Board,  President  and Chief
                                Executive  Officer  and Director
Brenda F. Skelton       43      Senior Vice President-Marketing and Director

David C. Reeve          53      Senior Vice President-Operations

Robert S. Bahlman       40      Senior Vice President,  Chief Financial Officer
                                and Controller

Carol Skornicka         57      Senior  Vice  President-Corporate  Development,
                                General  Counsel  and Secretary
Rex J. Kessler          51      Vice President-Technical Services

Michael  W. Mooney      44      Vice President-Planning and Pricing

Lisa A. Bauer           35      Vice President-Sales and Distribution

Dennis J. O'Reilly      43      Treasurer and Director of Investor Relations

Christopher D. White    36      Vice President - Safety and Regulatory
                                Compliance

         Timothy E. Hoeksema has been a director, Chairman of the Board, President and Chief Executive Officer of the Company since 1983. Mr. Hoeksema was appointed President-Transportation Sector of Kimberly-Clark in 1988 and resigned from all positions with Kimberly-Clark as of August 1, 1995.

         Brenda F. Skelton has served as the Senior Vice President-Marketing and director since 1998 and Senior Vice President-Marketing and Customer Service and director from 1995 to 1998. Prior thereto, Ms. Skelton served as Vice President-Marketing for the Company from February 1993 to March 1995.

         David C. Reeve has served as Senior Vice President of Operations of Midwest Express since November 1998. Mr. Reeve served as President and Chief Executive Officer of Astral which operates Skyway from March 1997 and continues to serve in a dual capacity until a replacement is named. Prior thereto, Mr. Reeve served as Director of Flight Operations for DHL Airways from June 1991 to February 1997.

         Robert S. Bahlman has served as the Senior Vice President, Chief Financial Officer and Controller since February 1999. Mr. Bahlman served as Senior Vice President, Chief Financial Officer, Treasurer and Controller of the Company from February 1998 to February 1999. Mr. Bahlman served as Vice President, Chief Financial Officer, Treasurer and Controller of the Company from December 1996 to February 1998. Mr. Bahlman served as the Controller for the Company from September 1995 to December 1996. Prior thereto, Mr. Bahlman also served as the Financial Manager of the Company from July 1990 to August 1995.

         Carol Skornicka has served as Senior Vice President-Corporate Development, Secretary and General Counsel of the Company since February 1998. Ms. Skornicka served as Vice President, General Counsel and Secretary of the Company from May 1996 to February 1998. Ms. Skornicka formerly served as Secretary of the Wisconsin Department of Industry, Labor and Human Relations, a position she held from 1991 until joining the Company.

         Rex J. Kessler has served as Vice President-Technical  Services for the
Company  since   September   1995.   Prior   thereto,   Mr.  Kessler  served  as
Director-Maintenance of the Company from December 1987 to August 1995.

         Michael W. Mooney has served as Vice President of Planning and Pricing since February 1999. Mr. Mooney served as Director of Planning and Pricing from March 1993 to February 1999. Prior thereto, Mr. Mooney served as Manager of Pricing and Scheduling from December 1985 to March 1993.

         Lisa A. Bauer has served as Vice President-Sales and Distribution of the Company since December 1997. Ms. Bauer served as Director of Sales for the Company from November 1994 to December 1997. Prior thereto, Ms. Bauer served as National Sales Manager from October 1992 to November 1994.

         Dennis J. O'Reilly has served as Treasurer and Director of Investor Relations of the Company since February 1999. Mr. O'Reilly served as Assistant Treasurer from February 1996 to February 1999. Prior thereto, Mr. O'Reilly served as Business Analyst for the Company from November 1990 to January 1996.

         Christopher D. White has served as Vice President of Safety and Regulatory Compliance since February 1999. Mr. White served as Director of Safety and Regulatory Compliance from October 1996 to February 1999. Mr. White served as Manager of Internal Safety from March 1996 to October 1996. From April 1995 to March 1996, Mr. White served as Internal Safety Evaluation Coordinator. From March 1994 to April 1995, Mr. White served as Special Project Coordinator. Prior thereto, Mr. White served as Research Analyst from October 1992 to March 1994.

PART II

Item  5. Market  for the  Registrant's  Common  Equity  and
         Related Stockholder Matters

         The information required in this Item is incorporated by reference to discussions of the share repurchase program in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 and to Shareholder Information on page 36 of the Company's 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         The information required in this Item is incorporated by reference to page 18 of the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required in this Item is incorporated by reference to pages 19 through 23 of the Company's 1998 Annual Report to Shareholders.

Item 7A. Quantitative  and  Qualitative  Disclosures  about Market Risk

         None.

Item 8.  Financial Statements and Supplementary Data

         The information required in this Item is incorporated by reference to pages 24 through 36 of the Company's 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required in this Item is set forth under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," incorporated herein by reference to pages 1 through 3 and page 15, respectively, of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999, and "Management--Officers of the Registrant" in Part I following Item 4.

Item 11. Executive Compensation

         The information required in this Item is set forth under the heading "Executive Compensation," incorporated herein by reference, to pages 7 through 14 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999.

Item 12. Security  Ownership of Certain  Beneficial  Owners and Management

         The information required in this Item is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference to pages 5 and 6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1999.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV

Item 14. Exhibits,   Financial   Statement  Schedules  and Reports
         on Form 8-K

(a)(1) Financial Statements:

         The consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ending December 31, 1998, together with the report thereon of Deloitte & Touche LLP, dated January 29, 1999, appear on pages 25 through 35 of the Company's 1998 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2) Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         Schedules  not  included  have  been  omitted   because  they  are  not
applicable.

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

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

                                           MIDWEST EXPRESS HOLDINGS, INC.
                                           Registrant

March 25, 1999                             By /s/  TIMOTHY E. HOEKSEMA
                                              Timothy E. Hoeksema
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

Signature                               Capacity


/s/ TIMOTHY E. HOEKSEMA        Chairman of the Board of Directors,
Timothy E. Hoeksema            President and Chief Executive Officer
                               (Principal Executive Officer)

/s/ BRENDA F. SKELTON          Senior Vice President-Marketing and Director
Brenda F. Skelton


/s/ ROBERT S. BAHLMAN          Senior Vice President and Chief Financial Officer
Robert S. Bahlman              (Principal Financial and Accounting Officer)


/s/ JOHN F. BERGSTROM          Director
John F. Bergstrom


/s/ OSCAR C. BOLDT             Director
Oscar C. Boldt


/s/ JAMES G. GROSKLAUS         Director
James G. Grosklaus

/s/ULICE PAYNE, JR.            Director
Ulice Payne, Jr.


/s/ SAMUEL K. SKINNER          Director
Samuel K. Skinner


/s/ RICHARD H. SONNENTAG       Director
Richard H. Sonnentag


/s/ FREDERICK P. STRATTON, JR. Director
Frederick P. Stratton, Jr.


/s/ DAVID H. TREITEL           Director
David H. Treitel


__________________________     Director
John W. Weekly

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.
Oak Creek, Wisconsin

We have audited the consolidated financial statements of Midwest Express Holdings, Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 29, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Midwest Express Holdings, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin

January 29, 1999

                                                                     Schedule II


                         MIDWEST EXPRESS HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at       Additions                       Balance at
                                    Beginning of     Charged to       Deductions       End of
                                       Year           Expense        from Reserve       Year

Allowance for doubtful accounts:
   Year ended December 31, 1998     $231,000          $102,000       $ (82,000)       $251,000
   Year ended December 31, 1997     $207,000          $400,000       $(376,000)       $231,000
   Year ended December 31, 1996     $307,000          $218,000       $(318,000)       $207,000


                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

(3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934))

(4.1) Credit Agreement among Firstar Bank Milwaukee, N.A; M & I Marshall & Ilsley Bank; Bank One, Milwaukee, N.A.; and Midwest Express Holdings, Inc. dated September 27, 1995 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

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

(10.6) Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., Midwest Express Holdings, Inc., Midwest Express Airlines, Inc., and Astral Aviation Inc., dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

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

(10.9) Tenth Amendment to Airline Lease between Milwaukee County and Midwest Express, dated August 18, 1997 (incorporated by reference to Exhibit
         10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

(10.10) Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Express, dated December 17, 1997 (incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

(10.11) Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 21, 1998 (incorporated by reference to
         Exhibit 10 to the company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13934)).

(10.12)+ Assignment of Rights  Agreement  between Dolphin Trade & Finance,  LTD.
         and Midwest Express, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

(10.13)* Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-44253)).

(10.14)* Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through September 18, 1996 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-13934)).

(10.15)* Annual Incentive  Compensation  Plan, amended through February 11, 1998
         (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

(10.16)* Supplemental Benefits Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

(10.17)* Form of Key Executive  Employment and Severance  Agreement  between the
         Company and each of Timothy E. Hoeksema,  Brenda F. Skelton, and Dennis
         J.  Crabtree  and Carol N.  Skornicka  (incorporated  by  reference  to
         Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

(10.18)* Form of Key Executive  Employment and Severance Agreement between the
         Company and each of Robert S. Bahlman, Rex J. Kessler, Carol J. Reimer, David C. Reeve, Lisa A. Bauer and Dennis J. O'Reilly (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

(13) The 1998 Annual Report to Shareholders (to the extent incorporated by reference herein).

(23)     Consent of Deloitte & Touche LLP, Independent Auditors.

(27)     Financial Data Schedule.

---------------------

*  A management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.