Form 10-Q
period 1999-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 1999-05-14
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from __________________ to ____________________

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

                                    Yes  X        No

As of April 30, 1999, there were 14,140,936 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                      Page No.
Item 1.   Financial Statements (unaudited)

            Consolidated Statements of Income                             3

            Condensed Consolidated Balance Sheets                         4

            Consolidated Statements of Cash Flows                         5

            Unaudited Notes to Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Results of Operations   6
               and Financial Condition

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    15

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                               16

PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                                 --------
                                                            1999        1998
                                                            ----        ----
   Operating revenues:
          Passenger service                               $88,862     $79,201
          Cargo                                             3,033       2,931
          Other                                             6,986       6,280
                                                          -------     -------
            Total operating revenues                       98,881      88,412
                                                          -------     -------
   Operating expenses:
          Salaries, wages and benefits                     29,021      26,303
          Aircraft fuel and oil                            10,356      11,203
          Commissions                                       7,068       6,625
          Dining services                                   5,198       4,398
          Station rental, landing and other fees            8,003       7,205
          Aircraft maintenance materials and repairs       10,378       7,468
          Depreciation and amortization                     2,970       2,335
          Aircraft rentals                                  4,890       4,711
          Other                                             9,732       8,761
                                                          -------     -------
            Total operating expenses                       87,616      79,009
                                                          -------     -------
   Operating income                                        11,265       9,403
                                                          -------     -------

   Other income (expense):
          Interest income                                     207         413
          Interest expense                                    (69)        (71)
          Other                                               (38)        (17)
            Total other income (expense)                      100         325

  Income before income taxes                               11,365       9,728
  Provision for income taxes                                4,262       3,648
                                                          -------     -------
  Net income                                              $ 7,103     $ 6,080
                                                          =======     =======

   Net income per common share-- basic                    $  0.50     $  0.43
                                                          =======     =======
   Net income per common share-- diluted                  $  0.50     $  0.43
                                                          =======     =======


                 See notes to consolidated financial statements.

PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1999         1998
                                                          ----         ----
                                                       (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                           $  6,246     $ 13,455
     Accounts receivable:
       Traffic, less allowance for doubtful
        accounts of $246 and $251 at March 31, 1999
        and December 31, 1998, respectively                 6,530        5,450
       Other                                                3,129        3,804
                                                         --------     --------
       Total accounts receivable                            9,659        9,254
     Inventories                                            4,374        4,020
     Prepaid expenses                                       6,616        6,358
     Deferred income taxes                                  5,398        5,521
     Aircraft and modifications intended to be financed
       by sale and leaseback transactions                      --          951
                                                         --------     --------
                  Total current assets                     32,293       39,559
Property and equipment, at cost                           279,612      243,284
     Less accumulated depreciation                         86,359       82,701
                                                         --------     --------
Net property and equipment                                193,253      160,583
Landing slots and leasehold rights, net                     4,491        4,572
Purchase deposits on flight equipment                       3,817       13,383
Other assets                                                2,932        2,380
                                                         --------     --------
Total assets                                             $236,786     $220,477
                                                         ========     ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $5,955       $5,064
     Income taxes payable                                   4,245        2,305
     Air traffic liability                                 41,392       35,285
     Accrued liabilities                                   37,363       39,367
                                                         --------     --------
                  Total current liabilities                88,955       82,021
Long-term debt                                              3,175        3,206
Deferred income taxes                                      12,714       13,647
Noncurrent scheduled maintenance expense                   13,162       12,082
Accrued pension and other postretirement benefits           7,709        6,201
Other noncurrent liabilities                                5,571        5,688
                                                         --------     --------
Total liabilities                                         131,286      122,845
Shareholders' equity:
     Preferred stock, without par value, 5,000,000
      shares authorized, no shares issued or outstanding      n/a          n/a
     Common stock, $.01 par value, 25,000,000 shares
      authorized, 14,512,306 shares issued in 1999 and
      14,464,056  in 1998                                     145          145
     Additional paid-in capital                            10,493        9,680
     Treasury stock, at cost;  382,661 shares in 1999
      and 381,015 shares in 1998                           (6,449)      (6,401)
     Retained earnings                                    101,311       94,208
                                                         --------     --------
Total shareholders' equity                                105,500       97,632
                                                         --------     --------
Total liabilities and shareholders' equity               $236,786     $220,477
                                                         ========     ========

                 See notes to consolidated financial statements.

PART I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                               --------
                                                          1999           1998
                                                          ----           ----
Operating activities:
     Net income                                         $ 7,103        $ 6,080
     Items not involving the use of cash:
         Depreciation and amortization                    2,970          2,335
         Deferred income taxes                             (110)          (573)
         Other                                            1,233          1,192
     Changes in operating assets and liabilities:
         Accounts receivable                               (405)        (1,795)
         Inventories                                       (354)           328
         Prepaid expenses                                  (958)        (2,497)
         Accounts payable                                   891          1,136
         Income taxes payable                             1,940          3,520
         Accrued liabilities                             (1,754)        (3,392)
         Air traffic liability                            6,107          5,163
                                                        -------        -------
     Net cash provided by operating activities           16,663         11,497
                                                        -------        -------
Investing activities:
     Capital expenditures                               (26,337)        (9,510)
     Purchase deposits on flight equipment                 (900)            --
     Other                                                 (791)        (1,302)
                                                        -------        -------
     Net cash used in investing activities              (28,028)       (10,812)
                                                        -------        -------
Financing activities:
     Proceeds from sale and leaseback transactions          951             --
     Other                                                3,205          2,238
                                                        -------        -------
     Net cash provided by  financing activities           4,156          2,238
                                                        -------        -------
Net (decrease) increase in cash and cash equivalents     (7,209)         2,923
Cash and cash equivalents, beginning of period           13,455         32,066
                                                        -------        -------
Cash and cash equivalents, end of period                $ 6,246        $34,989
                                                        =======        =======

Supplemental schedule of investing activities:
   Transfer of flight equipment from purchase
    deposits to property and equipment                  $10,466        $    --


                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Basis of Presentation
---------------------
The consolidated financial statements for the three-month period ended March 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2. New Accounting Standards

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently in the process of evaluating the accounting and disclosure effects of this Statement and anticipates adopting the Statement in the first quarter of 2000.

3.  Segment Reporting

Midwest Express and Astral, doing business as Skyway Airlines, constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Financial information for the three months ended March 31 on the two operating segments, Midwest Express and Astral, follows (in thousands):

                             Midwest
1999                         Express       Astral    Elimination  Consolidation
----                         -------       ------    -----------  -------------
Operating Revenues          $ 89,840      $ 9,892      $   (851)    $ 98,881
Operating Income              11,196           69           ---       11,265
Depreciation and
   Amortization Expenses       2,771          199           ---        2,970
Interest Income                  207          132          (132)         207
Interest Expense                 201          ---          (132)          69
Income Before Income Taxes    11,164          201           ---       11,365
Provision for Income Taxes     4,186           76           ---        4,262
Total Assets                 226,507       21,092       (10,813)     236,786
Capital Expenditures        $ 25,540      $   797      $    ---     $ 26,337

                             Midwest
1998                         Express       Astral    Elimination  Consolidation
----                         -------       ------    -----------  -------------
Operating Revenues          $ 79,800      $ 9,518      $   (906)    $ 88,412
Operating Income               9,411           (8)          ---        9,403
Depreciation and
   Amortization Expenses       2,169          166           ---        2,335
Interest Income                  413          108          (108)         413
Interest Expense                 179          ---          (108)          71
Income Before Income Taxes     9,628          100           ---        9,728
Provision for Income Taxes     3,610           38           ---        3,648
Total Assets                 173,833       17,609        (9,479)     181,963
Capital Expenditures        $  9,479      $    31      $    ---     $  9,510


PART I Item 2.

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

                              Results of Operations
Overview
--------
The Company's 1999 first quarter operating income was $11.3 million, an increase of $1.9 million from the first quarter 1998. Net income increased by $1.0 million, or 16.8%, to $7.1 million. Year-to-date net income per share on a diluted basis was $.50, a $.07 or 16.3% increase over 1998 results.

The Company's total revenue in the first quarter increased $10.5 million, or 11.8%, relative to the first quarter 1998. The favorable change in revenue in the quarter was primarily the result of increased passenger volume resulting from strong passenger demand for air travel throughout the industry. Traffic increased by 21.0% on 19.0% increased capacity. Revenue yield decreased 6.7% as a result of competitive pricing pressures. The Company also realized increased supplemental revenue from the Midwest Express credit card program.

The Company's operating costs increased by $8.6 million or 10.9% primarily due to increases in maintenance, depreciation, dining services, labor and other expenses associated with service expansion. These higher costs were partially offset by lower fuel prices. The Company benefited from significantly lower fuel prices in the first quarter 1999, which averaged 18.2% less than in the first quarter 1998 and favorably impacted operating income by $2.3 million. On a cost per available seat mile (ASM) basis, costs decreased 6.3%, or 4.1% excluding the impact of fuel price. Unit costs decreased due to the three larger capacity MD-80 aircraft placed in service, improved fixed cost absorption associated with the 19% capacity increase, and efforts throughout the Company to lower costs. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
--------------------
The following table provides selected operating statistics for Midwest Express and Skyway.

                                                     Three Months Ended
                                                         March 31,
                                                    -------------------
                                                                             %
                                                       1999       1998    Change
                                                     -------    -------   ------
 Midwest Express Operations
 --------------------------
 Origin & Destination Passengers                     442,590    375,618     17.8
 Revenue Passenger Miles (000s)                      427,349    351,856     21.5
 Scheduled Service Available Seat Miles (000s)       705,236    585,786     20.4
 Total Available Seat Miles (000s)                   713,847    596,659     19.6
 Load Factor (%)                                       60.6%      60.1%  0.5 pts
 Revenue Yield                                        $0.185     $0.198     -6.7
 Cost per total ASM                                   $0.110     $0.118     -6.6
 Average Passenger Trip Length                         965.6      936.7      3.1
 Number of Flights                                    10,798      9,793     10.3
 Into-plane Fuel Cost per Gallon                      $0.503     $0.615    -18.2
 Full-time equivalent Employees at End of Period       2,219      1,934     14.8
 Aircraft in Service at End of Period                     29         24     20.8

 Skyway Airlines Operations
 --------------------------
 Origin & Destination Passengers                      79,845     70,863     12.7
 Revenue Passenger Miles (000s)                       18,141     16,434     10.4
 Scheduled Service Available Seat Miles (000s)        39,078     39,520     -1.1
 Total Available Seat Miles (000s)                    39,219     39,555     -0.8
 Load Factor (%)                                       46.4%      41.6%  4.8 pts
 Revenue Yield                                        $0.540     $0.574     -5.9
 Cost per total ASM                                   $0.250     $0.241      4.0
 Average Passenger Trip Length                         227.2      231.9     -2.0
 Number of Flights                                    10,443     10,517     -0.7
 Into-plane Fuel Cost per Gallon                      $0.555     $0.675    -17.9
 Full-time equivalent Employees at End of Period         335        278     20.5
 Aircraft in Service at End of Period                     15         15        -


Note:All statistics exclude charter operations except the following: total available seat miles ("ASM"), cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics. Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues.

                                               Three Months Ended March 31,
                                               ---------------------------
                                                   1999              1998
                                                   ----              ----
                                           Per Total    % of   Per Total   % of
                                              ASM     Revenue     ASM    Revenue
                                           ---------  -------  --------- -------
Operating revenues:
Passenger service                           $0.118     89.9%    $0.124     89.6%
Cargo                                        0.004      3.1%     0.005      3.3%
Other                                        0.009      7.0%     0.010      7.1%
                                           -------    ------   -------    ------
Total operating revenues                     0.131    100.0%     0.139    100.0%

Operating expenses:
Salaries, wages and benefits                 0.038     29.3%     0.041     29.8%
Aircraft fuel and oil                        0.014     10.5%     0.018     12.7%
Commissions                                  0.009      7.2%     0.010      7.5%
Dining services                              0.007      5.3%     0.007      5.0%
Station rental, landing and other fees       0.011      8.1%     0.011      8.2%
Aircraft maintenance materials and repairs   0.014     10.5%     0.012      8.4%
Depreciation and amortization                0.004      3.0%     0.004      2.6%
Aircraft rentals                             0.006      4.9%     0.007      5.3%
Other                                        0.013      9.8%     0.014      9.9%
                                           -------    ------   -------    ------
Total operating expenses                    $0.116     88.6%    $0.124     89.4%
                                           =======    ======   =======    ======

Total ASMs (000s)                          753,066             636,214

Note: Numbers in this table may not be recalculated due to rounding.


                  Three Months Ended March 31, 1999 Compared to
                        Three Months Ended March 31, 1998

Operating Revenues
------------------
Company operating revenues totaled $98.9 million in the first quarter 1999, a $10.5 million, or 11.8%, increase over the first quarter 1998. Passenger revenues accounted for 89.9% of total revenues and increased $9.7 million, or 12.2%, from 1998 to $88.9 million. The increase is attributable to a 21.0% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue increased by $9.3 million, or 13.3%, from 1998 to $79.1 million. This increase was caused by a 17.8% increase in origin and destination passengers. Total capacity, as measured by scheduled service ASMs, increased 20.4% due to five additional aircraft in scheduled service during the first quarter 1999. Also, load factor increased from 60.1% in 1998 to 60.6% in 1999 due to strong travel demand. Revenue yield decreased 6.7% due to competitive pricing pressure, Northwest Airlines' fare sales following their pilots' strike, operating larger aircraft on certain routes, 3.1% increase in average passenger trip length and an 89% increase in traffic in the Milwaukee-Phoenix market which has lower than average yields.

Skyway passenger revenue increased by $.4 million, or 3.9%, from 1998 to $9.8 million. This increase was caused by a 10.4% increase in passenger volume. Load factor increased from 41.6% in 1998 to 46.4% in 1999 while revenue yield decreased 5.9% due to lower overall pricing levels.

Revenue from cargo, charter and other services increased $.8 million in the first quarter 1999. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $.8 million. Charter revenue decreased $.3 million due to the National Basketball Association (NBA) lockout which resulted in the cancellation of scheduled charters.


Operating Expenses
------------------
1999 operating expenses increased by $8.6 million, or 10.9%, from 1998. The increase was primarily the result of service expansion. Midwest Express operated 10.3% more flights during the quarter and had five additional aircraft in service. Offsetting higher costs in most categories were lower fuel costs. Cost per total ASM decreased 6.3%, from 12.4(cent) in 1998 to 11.6(cent) in 1999.

Salaries, wages and benefits increased by $2.7 million, or 10.3%. The labor cost increase reflects the addition of approximately 343 full-time equivalent employees (286 at Midwest Express and 57 at Skyway) since March 31, 1998, as well as increases in labor rates. Midwest Express added employees throughout the organization to support additional aircraft placed in service; Skyway added employees primarily to support ground service operations at the Milwaukee airport. On a cost per total ASM basis, labor costs decreased 7.0%, from 4.1(cent) in 1998 to 3.9(cent) in 1999.

Aircraft fuel and oil and associated taxes decreased $.8 million, or 7.6%, in first quarter 1999. Into-plane fuel prices decreased 18.2% in 1999, averaging 50.7(cent) per gallon in 1999 versus 62.0(cent) per gallon in 1998. Fuel consumption increased by 13.2% in the quarter, primarily because Midwest Express operated 12.6% more aircraft flight hours. Fuel costs in April 1999 trended upward, averaging 53.6(cent) per gallon.

Commissions increased by $.4 million, or 6.7%. The increase was primarily due to a 12.2% increase in passenger revenue, partially offset by a new commission cap implemented February 1, 1999. In addition, the Company realized an increase in travel booked directly through the reservation center, Midwest Express web site and other travel related web sites not subject to commission. The commission cap, which is similar to most other airlines, limits travel agent commissions to $50 per round-trip ticket and $25 per one-way ticket.

Dining services costs increased by $.8 million, or 18.1%, from 1998. The increase was primarily due to the 17.8% increase in Midwest Express origin and destination passengers.

Maintenance costs increased by $2.9 million, or 38.9%, from 1998. The increase was caused by higher than expected costs associated with outsourcing a heavy airframe overhaul, more flight hours at Midwest Express and higher material and aircraft component repair costs. During the quarter, one aircraft was outsourced for heavy maintenance. The cost of this maintenance exceeded the estimate by over $1.0 million. No additional airframe maintenance is scheduled for outsourcing in 1999.

Station rental, landing and other fees increased by $.8 million, or 11.1%, from 1998. The increase was caused by 10.3% more flight segments at Midwest Express. On a cost per ASM basis, these costs decreased 6.2%.

Depreciation and amortization increased by $.6 million, or 27.2%, from 1998. The increase was primarily the result of the depreciation associated with three additional MD-80 aircraft placed in service.

Aircraft rental costs increased by $.2 million, or 3.8%, from 1998 as a result of full year lease payments versus partial lease payments on two Midwest Express DC-9-30 aircraft that were placed into service during the second quarter 1998.

Other costs increased by $1.0 million, or 11.1%, from 1998. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, reservation fees, administration and other items. The increase was primarily due to higher costs for professional services, passenger booking fees, property taxes and communication costs.


Provision for Income Taxes
--------------------------
Income tax expense for the first quarter 1999 was $4.3 million, a $.6 million increase from 1998. The effective tax rate for the first quarter of 1999 and 1998 was 37.5%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income
----------
Net income for the first quarter increased $1.0 million from 1998. The net income margin improved from 6.9% in 1998 to 7.2% in 1999.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $6.2 million at March 31, 1999, compared to $13.5 million at December 31, 1998. Net cash provided by operating activities totaled $16.7 million for the three months ended March 31, 1999. Net cash used in investing activities totaled $28.0 million, primarily due to capital expenditures of $27.2 million, including $.9 million of purchase deposits on flight equipment.

As of March 31, 1999, the Company had a working capital deficit of $56.7 million versus a $42.5 million deficit on December 31, 1998. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights, that is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is not unusual for the industry.

As of March 31, 1999, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totaling approximately $14.9 million that reduce the amount of available credit. The letters of credit are used to secure certain reserve amounts for stipulated airframe and engine maintenance on Midwest Express' MD-88 aircraft, to support financing on the Company's new maintenance facility and for various other purposes.

Net cash used for  capital  expenditures  totaled  $27.2  million  for the three months ended March 31, 1999. Capital expenditures primarily consisted of aircraft purchases and refurbishment costs. Other capital expenditures included aircraft engine hush kit components, engine overhauls, acquisition of capitalized spare parts and the Skyway concourse expansion at the General Mitchell International airport in Milwaukee. The Company anticipates full year capital spending to be $80 million, excluding the five regional jets that the Company plans to acquire during the second half of the year. The Company is planning on leasing these aircraft.

During 1997, the Company executed definitive purchase documents to acquire eight McDonnell Douglas MD-80 series aircraft. The Company financed the first five deliveries, including refurbishment costs primarily using internal cash flow, and expects to finance the remaining three aircraft using internal cash flow as well.

As of March 31, 1999, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before second quarter 2001.

In April 1999, the Company renegotiated two MD-88 aircraft leases, changing lessors and extending the lease to 12 years. This transaction will reduce lease cost by $.6 million in 1999.

The Company's Board of Directors has authorized a $15.0 million share repurchase program. As of March 31, 1999, the Company has purchased a total of 418,625 shares of common stock at a cost of $6.8 million under the share repurchase program.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft will be adequate to meet its current and anticipated working capital requirements and capital expenditures.


                              Pending Developments

This Form 10-Q filing, and particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel prices and year 2000 compliance. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in Registration Statement on Form S-1 No. 333-03325.

MD-80 -- Aircraft During January 1999 Midwest Express placed into service the second and third of eight MD-80 series aircraft the Company agreed to purchase in 1997. The fourth aircraft was placed into service in April 1999. The fifth and sixth aircraft are currently being refurbished and have scheduled in-service dates of August and December. The seventh and eighth aircraft will be received in the fourth quarter and are expected to enter service in the first and second quarters of 2000. The Company has financed all deliveries thus far with internal cash flow and expects to do the same for the remaining aircraft. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in existing or new markets.

Regional Jets -- Skyway expects to take delivery of the first of five new Fairchild Aerospace 328JET aircraft in July 1999. All five are expected to be in service by the end of 1999. The Company also holds options for 10 additional aircraft to support future growth, which are exercisable after January 1, 2001. Plans for these 32-passenger aircraft have not been announced. The Company expects that the cost of these five aircraft, including purchase price and support equipment, will total approximately $55.0 million, and will be financed via operating leases as deliveries take place.

Labor Relations -- In December 1997 Midwest Express pilots elected the Air Line Pilots Association ("ALPA"), a labor union, for representation in collective bargaining. Negotiations are in process. In January 1998, Skyway pilots represented by ALPA ratified a four-year labor contract. In April 1999, the flight attendants elected the Association of Flight Attendants, AFL-CIO, a labor union, for representation in collective bargaining. Negotiations have not yet begun. No other employees in the Company are currently unionized.

Year 2000 -- The Company established a year 2000 team in January 1998 to evaluate and remediate any year 2000 issues. As a result of the Company becoming publicly owned in September 1995, many systems required immediate replacement. All of the replacement systems purchased were represented to be year-2000 compliant by their respective vendors. In mid-1997, the Company designed and implemented a technology infrastructure comprising almost all year 2000-compliant products.

The Company developed a comprehensive plan to address issues related to the impact of the year 2000 on its business. The Company's Year 2000 Project involves five phases: Awareness, Inventory/Assessment, Renovation, Validation and Implementation. Internal financial, operations, non-information technology systems and external interfaces have been inventoried and assessed, and plans have been developed to remediate any non-compliant systems. The Company has one major internally developed and maintained system that requires modifications and to facilitate the remediation of this system, the Company has contracted with an outside consultant. This system which is used for purchasing, inventory, accounts payable and aircraft maintenance planning and records is scheduled to be compliant by September 1999. The Company completed its review of the impact of year 2000 issues on its aircraft fleet and has determined there are no safety of flight issues. The majority of the Company's systems, including all safety and regulatory related systems are expected to be year 2000-compliant by the end of second quarter 1999. Midwest Express and Skyway's operating aircraft are fully year 2000-compliant. The Company estimates that the overall cost associated with year 2000 readiness will approximate $1.1 million, approximately 50% of which is from reallocation of existing internal resources. Costs associated with year 2000 readiness are expensed as incurred and have been funded using internal cash flow.

The Company realizes that preparedness is also predicated on many external factors. Therefore, the Company is actively pursuing suppliers and vendors to evaluate their respective levels of preparedness. Questionnaires were mailed to the most critical suppliers and vendors and evaluation of their preparedness is in process. Follow-up action is dictated by the priority of the services or commodity used, and the response received. The company is also participating with the airline industry to identify potential year 2000-related issues at airports and within the industry infrastructure, including common vendors, suppliers, and government agencies, including the Federal Aviation Administration ("FAA"). The April 13th U.S. Department of Transportation news release acknowledges that recent tests conducted by the FAA demonstrated that the nations' air traffic control system will be ready for the Year 2000.

The implications for the Company, a critical vendor or supplier, or the FAA of not being prepared for the year 2000 could have a material adverse effect on the Company, resulting in customer inconvenience, increased costs, grounded or delayed flights, or a degraded level of safety. To be prepared to address unexpected occurrences, contingency plans are being developed for those scenarios within the Company's control. However, due to the complexity and pervasiveness of the year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that the Company's estimates will be achieved, and actual results could differ materially from those anticipated.

Other Issues - The Company's Annual Report for the year ended December 31, 1998, disclosed certain issues relating to the maintenance program and sales taxes. These issues remain pending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

         There have been no material changes in the Company's market risk since December 31, 1998.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
          (a) Exhibits
              --------
              (10) Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 5, 1999.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K
              -------------------
              No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Midwest Express Holdings, Inc.
                                    ------------------------------

Date:  May 14, 1999                 By /s/ Timothy E. Hoeksema
       ------------                 Timothy E. Hoeksema
                                    Chairman of the Board, President
                                    and Chief Executive Officer

Date:  May 14, 1999                 By /s/ Robert S. Bahlman
       ------------                 Robert S. Bahlman
                                    Senior Vice President and Chief Financial
                                    Officer