Form 10-Q
period 1999-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 1999-08-13
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _______________

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

                                Yes X         No

As of July 31, 1999, there were 14,156,317 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended June 30, 1999



                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Income                              3

              Condensed Consolidated Balance Sheets                          4

              Consolidated Statements of Cash Flows                          5

              Unaudited Notes to Consolidated
               Financial Statements                                          6

Item 2.       Management's Discussion and Analysis of
                Results of Operations and Financial Condition                8

Item 3.       Quantitative and Qualitative Disclosures
                about Market Risk                                           18

                           PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders           19

Item 5.       Other Information                                             19

Item 6.       Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                  21

Part I  Item I - Financial Statements

                                              MIDWEST EXPRESS HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                     (Dollars in thousands, except per share amounts)
                                                       (Unaudited)
                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                       1999         1998         1999         1998
Operating revenues:
       Passenger service ........................   $ 108,044    $  91,597    $ 196,906    $ 170,798
       Cargo ....................................       2,893        2,939        5,926        5,869
       Other ....................................       6,725        5,561       13,711       11,841
                                                    ---------    ---------    ---------    ---------
         Total operating revenues ...............   $ 117,662    $ 100,097      216,543      188,508
                                                    ---------    ---------    ---------    ---------
Operating expenses:
       Salaries, wages and benefits .............      32,210       29,178       61,232       55,481
       Aircraft fuel and oil ....................      11,883       10,410       22,240       21,612
       Commissions ..............................       8,314        8,128       15,381       14,753
       Dining services ..........................       6,237        4,920       11,435        9,318
       Station rental, landing and other fees ...       7,293        6,240       15,296       13,446
       Aircraft maintenance materials and repairs      11,522        8,985       21,900       16,452
       Depreciation and amortization ............       3,124        2,414        6,093        4,749
       Aircraft rentals .........................       4,648        4,713        9,538        9,424
       Other ....................................      11,627        8,278       21,359       17,039
                                                    ---------    ---------    ---------    ---------
         Total operating expenses ...............      96,858       83,266      184,474      162,274
                                                    ---------    ---------    ---------    ---------
Operating income ................................      20,804       16,831       32,069       26,234
                                                    ---------    ---------    ---------    ---------

Other income (expense):
         Interest income ........................         195          476          402          890
         Other ..................................        (103)         (90)        (210)        (179)
                                                    ---------    ---------    ---------    ---------
         Total other income (expense) ...........          92          386          192          711
                                                    ---------    ---------    ---------    ---------

Income before income taxes ......................      20,896       17,217       32,261       26,945
Provision for income taxes ......................       7,836        6,456       12,098       10,104
                                                    ---------    ---------    ---------    ---------
Net income ......................................   $  13,060    $  10,761    $  20,163    $  16,841
                                                    =========    =========    =========    =========

Net income per common share - basic .............   $    0.92    $    0.76    $    1.43    $    1.19
                                                    =========    =========    =========    =========
Net income per common share - diluted ...........   $    0.91    $    0.75    $    1.41    $    1.17
                                                    =========    =========    =========    =========


                 See notes to consolidated financial statements.

Part I  Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      June 30,     December 31,
                                                        1999         1998
                                                     (Unaudited)
                            ASSETS
Current assets:
     Cash and cash equivalents ...................   $  14,594    $  13,455
     Accounts receivable:
         Traffic, less allowance for doubtful
           accounts of $207 and $251 at June
           30, 1999 and December 31, 1998,
           respectively ..........................       8,558        5,450
         Other receivables .......................       2,841        3,804
                                                     ---------    ---------
                  Total accounts receivable ......      11,399        9,254
     Inventories .................................       5,039        4,020
     Prepaid expenses ............................       6,079        6,358
     Deferred income taxes .......................       4,676        5,521
     Aircraft and modifications intended to
      be financed by sale and leaseback
      transactions ...............................        --            951
                                                     ---------    ---------
                  Total current assets ...........      41,787       39,559
                                                     ---------    ---------
Property and equipment, at cost ..................     287,582      243,284
     Less accumulated depreciation ...............      90,020       82,701
                                                     ---------    ---------
Net property and equipment .......................     197,562      160,583
Landing slots and leasehold rights, net ..........       4,409        4,572
Purchase deposits on flight equipment ............       4,117       13,383
Other assets .....................................       3,104        2,380
                                                     ---------    ---------
Total assets .....................................   $ 250,979    $ 220,477
                                                     =========    =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ............................   $   6,471    $   5,064
     Income taxes payable ........................       2,288        2,305
     Air traffic liability .......................      42,001       35,285
     Accrued liabilities .........................      37,391       39,367
                                                     ---------    ---------
                  Total current liabilities ......      88,151       82,021
                                                     ---------    ---------
Long-term debt ...................................       3,144        3,206
Deferred income taxes ............................      12,782       13,647
Noncurrent scheduled maintenance expense .........      14,078       12,082
Accrued pension and other postretirement
 benefits ........................................       8,393        6,201
Other noncurrent liabilities .....................       5,440        5,688
                                                     ---------    ---------
Total liabilities ................................     131,988      122,845
                                                     ---------    ---------
Shareholders' equity:
     Preferred stock, without par value,
      5,000,000 shares authorized,
      no shares issued or outstanding ............        --           --
     Common stock, $.01 par value, 25,000,000
      shares authorized, 14,539,231 shares
      issued in 1999 and 14,464,056 in 1998 ......         145          145
     Additional paid-in capital ..................      10,975        9,680
     Treasury stock, at cost, 384,181
      shares in 1999 and 381,015
      shares in 1998 .............................      (6,501)      (6,401)
     Retained earnings ...........................     114,372       94,208
                                                     ---------    ---------
Total shareholders' equity .......................     118,991       97,632
                                                     ---------    ---------
Total liabilities and shareholders' equity .......   $ 250,979    $ 220,477
                                                     =========    =========


                 See notes to consolidated financial statements.

Part I  Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          1999        1998
Operating activities:
     Net income ....................................   $ 20,163    $ 16,841
     Items not involving the use of cash:
         Depreciation and amortization .............      6,093       4,749
         Deferred income taxes .....................        (20)     (3,141)
         Other .....................................      2,697       2,505
     Changes in operating assets and liabilities:
         Accounts receivable .......................     (2,145)       (635)
         Inventories ...............................     (1,019)         62
         Prepaid expenses ..........................        279      (1,216)
         Accounts payable ..........................      1,407      (1,203)
         Income taxes payable ......................        (17)      2,811
         Accrued liabilities .......................     (1,726)        103
         Air traffic liability .....................      6,716       5,769
                                                       --------    --------
     Net cash provided by operating activities .....     32,428      26,645
                                                       --------    --------
Investing activities:
     Capital expenditures ..........................    (36,368)    (40,793)
     Proceeds from sale of property and equipment ..         28           3
     Other .........................................       (973)     (3,131)
                                                       --------    --------
     Net cash used in investing activities .........    (37,313)    (43,921)
                                                       --------    --------
Financing activities:
     Proceeds from sale and leaseback transactions .        951        --
     Other .........................................      5,073       3,689
                                                       --------    --------
     Net cash provided by financing activities .....      6,024       3,689
                                                       --------    --------
Net increase (decrease) in cash and
 cash equivalents ..................................      1,139     (13,587)
Cash and cash equivalents, beginning of period .....     13,455      32,066
                                                       --------    --------
Cash and cash equivalents, end of period ...........   $ 14,594    $ 18,479
                                                       ========    ========



                See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

The consolidated financial statements for the six-month period ended June 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2.    New Accounting Standards

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently in the process of evaluating the accounting and disclosure effects of this Statement and anticipates adopting the Statement in the first quarter of 2001.

3.    Segment Reporting

Midwest Express and Astral, doing business as Skyway Airlines, constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Financial information for the three months and six months ended June 30 on the two operating segments, Midwest Express and Astral, follows (in thousands):

                                     Three Months Ended June 30, 1999
                                 Midwest
                                 Express     Astral   Elimination  Consolidation
Operating revenues ..........    $106,930    $ 11,670    ($   938)      $117,662
Operating income ............      19,477       1,327        --         $ 20,804
Depreciation and amortization       2,924         200        --            3,124
Interest income .............         195         150        (150)           195
Interest expense ............         218        --          (150)            68
Income before income taxes ..      19,419       1,477        --           20,896
Provision for income taxes ..       7,282         554        --            7,836
Total assets ................     241,813      21,950     (12,784)       250,979
Capital expenditures ........       9,630         401        --           10,031


                                     Three Months Ended June 30, 1998
                                 Midwest
                                 Express     Astral   Elimination  Consolidation
Operating revenues ..........    $ 90,464    $ 10,673    ($ 1,040)      $100,097
Operating income ............      15,417       1,414        --           16,831
Depreciation and amortization       2,242         172        --            2,414
Interest income .............         476         146        (146)           476
Interest expense ............         216        --          (146)            70
Income before income taxes ..      15,657       1,560        --           17,217
Provision for income taxes ..       5,871         585        --            6,456
Total assets ................     184,835      18,076     (10,940)       191,971
Capital expenditures ........      31,223          60        --           31,283


                                     Six Months Ended June 30, 1999
                                 Midwest
                                 Express     Astral   Elimination  Consolidation
Operating revenues ..........    $196,770    $ 21,562    ($ 1,789)      $216,543
Operating income ............      30,673       1,396        --           32,069
Depreciation and amortization       5,694         399        --            6,093
Interest income .............         402         282        (282)           402
Interest expense ............         419        --          (282)           137
Income before income taxes ..      30,583       1,678        --           32,261
Provision for income taxes ..      11,469         629        --           12,098
Total assets ................     241,813      21,950     (12,784)       250,979
Capital expenditures ........      35,170       1,198        --           36,368


                                     Six Months Ended June 30, 1998
                                 Midwest
                                 Express     Astral   Elimination  Consolidation
Operating revenues ..........    $170,263    $ 20,191    ($ 1,946)      $188,508
Operating income ............      24,828       1,406        --           26,234
Depreciation and amortization       4,411         338        --            4,749

Interest income .............         890         254        (254)           890
Interest expense ............         396        --          (254)           142
Income before income taxes ..      25,285       1,660        --           26,945
Provision for income taxes ..       9,482         623        --           10,104
Total assets ................     184,835      18,076     (10,940)       191,971
Capital expenditures ........      40,702          91        --           40,793

Part I Item 2.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              Results of Operations
Overview
The Company's 1999 second quarter operating income was $20.8 million, an increase of $4.0 million from the second quarter 1998. Net income increased by $2.3 million, or 21.4%, to $13.1 million. For the first six months of 1999, operating income was $32.1 million, an increase of $5.8 million from 1998. Year-to-date net income increased from $16.8 million to $20.2 million, or 19.7%. Year-to-date diluted earnings per share were $1.41, a $.24, or 20.5% increase over 1998 results.

The Company's total revenue in the second quarter increased $17.6 million, or 17.5%, relative to the second quarter 1998. The increase in revenue was primarily attributable to record passenger traffic resulting from continued strong passenger demand for air travel. Traffic, as measured by scheduled service revenue passenger miles (RPMs), increased 24.5% on 23.6% increased capacity. Revenue yield decreased 5.3% as a result of increased passenger volume in lower-yield markets and competitive pricing pressures in certain markets. The Company also realized increased revenue from the Midwest Express MasterCard program and frequent flyer partnership programs.

The Company's operating costs increased by $13.6 million, or 16.3%, in the second quarter primarily due to capacity growth. The Company placed four additional aircraft into scheduled service since second quarter 1998. On a cost per available seat mile (ASM) basis, costs decreased from 12.7(cent) in second quarter 1998 to 12.0(cent) in the second quarter 1999, or 5.9%. Excluding the impact of lower fuel prices, unit costs (cost per total ASM) decreased 5.4%. Unit costs decreased due to larger capacity MD-80 aircraft placed in service, improved fixed cost absorption associated with the 23.6% capacity increase and continued focus on cost and process improvement throughout the Company. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
The following table provides select operating statistics for Midwest Express and Skyway.

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                                                 %                                     %
                                                       1999           1998     Change      1999           1998       Change
Midwest Express Operations
Origin & Destination Passengers                       543,446       451,580     20.3      986,036       827,198       19.2
Revenue Passenger Miles (000s)                        517,112       412,624     25.3      944,461       764,480       23.5
Scheduled Service Available Seat Miles (000s)         761,802       609,009     25.1    1,467,037     1,194,795       22.8
Total Available Seat Miles (000s)                     767,378       613,774     25.0    1,481,225     1,210,433       22.4
Load Factor (%)                                          67.9%         67.8%     0.1         64.4%         64.0%       0.4
Revenue Yield                                       $   0.187     $   0.196     -4.9    $   0.186     $   0.197     -5.7
Cost per total ASM                                  $   0.114     $   0.122     -6.8    $   0.112     $   0.120     -6.7
Average Passenger Trip Length                           951.5         913.7      4.1        957.8         924.2        3.6
Number of Flights                                      11,617        10,127     14.7       22,415        19,920       12.5
Into-plane Fuel Cost per Gallon                     $   0.534     $   0.560     -4.6    $   0.519     $   0.587     -11.6
 Full-time Equivalent Employees at End of Period        2,301         1,971     16.7        2,301         1,971       16.7
Aircraft in Service at End of Period                       30            26     15.4           30            26       15.4

Skyway Airlines Operations
Origin & Destination Passengers                        93,205        85,306      9.3      173,050       156,169       10.8
Revenue Passenger Miles (000s)                         21,329        19,707      8.2       39,470        36,140        9.2
Scheduled Service Available Seat Miles (000s)          41,283        40,790      1.2       80,362        80,310        0.1
Total Available Seat Miles (000s)                      41,443        40,790      1.6       80,662        80,346        0.4
Load Factor (%)                                          51.7%         48.3%     3.4         49.1%         45.0%       4.1
Revenue Yield                                       $   0.542     $   0.538       .7    $   0.541     $   0.554     -2.4
Cost per total ASM                                  $   0.250     $   0.227      9.9    $   0.250     $   0.234        6.9
Average Passenger Trip Length                           228.8         231.0     -1.0        228.1         231.4     -1.4
Number of Flights                                      11,148        10,924      2.1       21,591        21,441        0.7
Into-plane Fuel Cost per Gallon                     $   0.643     $   0.629      2.2    $   0.600     $   0.652     -8.1
 Full-time Equivalent Employees at End of Period          370           285     29.8          370           285       29.8
Aircraft in Service at End of Period                       15            15     --             15            15     --


         Note:    All  statistics   exclude   charter   operations   except  the
                  following:  total available seat miles ("ASM"), cost per total
                  ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet in service are excluded from the aircraft in service statistics.



The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                     Three Months Ended June 30,              Six Months Ended June 30,
                                      1999                 1998                 1999                1998
                                      ----                 ----                 ----                ----
                              Per Total    % of    Per Total   % of     Per Total   % of    Per Total    % of
                                 ASM      Revenue     ASM     Revenue     ASM      Revenue     ASM      Revenue
                                 ---      -------     ---     -------     ---      -------     ---      -------
Operating revenues:
Passenger service               $0.134     91.8%    $0.140     91.5%     $0.126     90.9%     $0.132     90.6%
Cargo                           $0.004      2.5%     0.004      2.9%     $0.004      2.7%      0.005      3.1%
Other                           $0.008      5.7%     0.009      5.6%     $0.009      6.4%      0.009      6.3%
                                ------    -----     ------    -----      ------    -----      ------    -----
Total operating revenues        $0.145    100.0%     0.153    100.0%     $0.139    100.0%      0.146    100.0%
                                ------    -----     ------    -----      ------    -----      ------    -----

Operating expenses:
Salaries, wages and benefits    $0.040     27.4%     0.045     29.2%     $0.039     28.3%      0.043     29.4%
Aircraft fuel and oil           $0.015     10.1%     0.016     10.4%     $0.014     10.3%      0.017     11.5%
Commissions                     $0.010      7.1%     0.012      8.1%     $0.010      7.1%      0.012      7.8%
Dining services                 $0.008      5.3%     0.007      4.9%     $0.007      5.3%      0.007      5.0%
Station rental, landing and     $0.009      6.2%     0.009      6.2%     $0.010      7.1%      0.010      7.1%
    other fees
Aircraft maintenance
    materials/repairs           $0.014      9.8%     0.014      9.0%     $0.014     10.1%      0.013      8.7%
Depreciation and amortization   $0.004      2.7%     0.004      2.4%     $0.004      2.8%      0.004      2.5%
Aircraft rentals                $0.006      4.0%     0.007      4.7%     $0.006      4.4%      0.007      5.0%
Other                           $0.014      9.9%     0.013      8.3%     $0.014      9.9%      0.013      9.1%
                                ------    -----     ------    -----      ------    -----      ------    -----
Total operating expenses        $0.120     82.3%    $0.127     83.2%     $0.118     85.2%     $0.126     86.1%
                                ======    =====     ======    =====      ======    =====      ======    =====

Total ASMs (000s)              808,821             654,564            1,561,887            1,290,779


       Note: Numbers in this table cannot be recalculated due to rounding.


                  Three Months Ended June 30, 1999 Compared to
                        Three Months Ended June 30, 1998

Operating Revenues
Company operating revenues totaled $117.7 million in the second quarter 1999, a $17.6 million, or 17.5%, increase over the second quarter 1998. Passenger revenues accounted for 91.8% of total revenues and increased $16.4 million, or 18.0%, from 1998 to $108.0 million. The increase was attributable to a 24.5% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue increased by $15.5 million, or 19.1%, from 1998 to $96.5 million. This increase was caused by a 20.3% increase in origin and destination passengers. Total capacity, as measured by scheduled service ASMs, increased 25.1% due to four additional aircraft in scheduled service during the second quarter 1999. Also, load factor increased from 67.8% in 1998 to 67.9% in 1999 due to continued strong travel demand. Revenue yield decreased 4.9% due to competitive pricing pressure in several markets, operating larger aircraft on certain routes and increased passenger volume in lower-yield markets such as Los Angeles, Phoenix and Orlando.

Skyway passenger revenue increased by $.9 million, or 8.9%, from 1998 to $11.6 million. This increase was primarily caused by an 8.2% increase in passenger volume as load factors increased from 48.3% in 1998 to 51.7% in 1999. Revenue yield increased .7%.

Revenue from cargo, charter and other services increased $1.1 million in the second quarter 1999. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $.8 million and increased revenue in frequent flyer partnership programs of $.3 million.

Operating Expenses
1999 operating expenses increased by $13.6 million, or 16.3%, from 1998. The increase was primarily the result of service expansion. Midwest Express operated 14.7% more flights during the quarter and had four additional aircraft in service. Cost per total ASM decreased 5.9%, from 12.7(cent) in 1998 to 12.0(cent) in 1999.

Salaries, wages and benefits increased by $3.0 million, or 10.4%. The labor cost increase reflected the addition of approximately 415 full-time equivalent employees (330 at Midwest Express and 85 at Skyway) since June 30, 1998, and increases in labor rates. Midwest Express added employees throughout the organization to support additional aircraft placed in service; Skyway added employees primarily to support ground service operations at the Milwaukee airport and to support the start-up of the regional jet program. These increases were partially offset by a lower profit sharing accrual, which reflected lower year-over-year earnings improvements. The profit sharing and incentive plans which benefit substantially all employees, and are dependent on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings to date and projected results for the remainder of the year. On a cost per total ASM basis, labor costs decreased 10.7%, from 4.5(cent) in 1998 to 4.0(cent) in 1999.

Aircraft fuel and oil and associated taxes increased $1.5 million, or 14.1%, in second quarter 1999. Fuel consumption increased by 18.8% in the quarter, primarily because Midwest Express operated 18.7% more aircraft flight hours. Into-plane fuel prices (which represents the Company's cost after giving effect to any hedging) decreased 4.3% in 1999, averaging 54.1(cent) per gallon in 1999 versus 56.5(cent) per gallon in 1998. Fuel hedging programs resulted in $1.1 million savings during the quarter and $.3 million savings in July. Into-plane fuel prices in July 1999 trended upward, averaging 60.4(cent) per gallon. That average price would have been 62.9(cent) per gallon in the absence of hedging. The Company manages the price risk of fuel primarily by purchasing caps; commodity options which establish ceiling prices. The Company has hedged approximately 50% of third quarter and 25% of fourth quarter fuel requirements.

Commissions increased by $.2 million, or 2.3%. The increase was primarily due to an 18.0% increase in passenger revenue, partially offset by a commission cap implemented on February 1, 1999. The Company realized an increase in travel booked directly through its reservations center, Midwest Express Web site and other travel-related Web sites not subject to commission. Additionally, during the quarter electronic ticketing was available to travel agents equipped with the Apollo reservations system allowing all travel agents the capability of offering Midwest Express customers the electronic ticket option. Commission costs decreased 17.2% on a cost per ASM basis.

Dining services costs increased by $1.3 million, or 26.8%, from 1998. The increase was due to the 20.3% increase in Midwest Express origin and destination passengers and higher food and service prices.

Maintenance costs increased by $2.5 million, or 28.2%, from 1998. Aircraft maintenance costs increased 3.8% on a unit cost basis. Midwest Express continued to accrue higher rates for future engine overhauls and experienced a significant number of aircraft refurbishment and heavy checks requiring the use of extensive contract labor. Additionally, the increase was caused by more flight hours at Midwest Express and higher material and aircraft component repair costs. Station rental, landing and other fees increased by $1.1 million, or 16.9%, from 1998. The increase was caused by 14.7% more flight segments at Midwest Express. On a cost per ASM basis, these costs decreased 5.4%.

Depreciation and amortization increased by $.7 million, or 29.4%, from 1998. The increase was primarily the result of the depreciation associated with four additional MD-80 aircraft placed in service.

Aircraft rental costs decreased by $.1 million, or 1.4%, from 1998. During the quarter, the Company transitioned to new lessors for two MD-88 aircraft, saving $.2 million.

Other costs increased by $3.3 million, or 40.4%, from 1998. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, reservation fees, administration and other items. The increase was primarily due to a $1.1 million nonrecurring cost credit received at the Milwaukee airport in 1998, higher passenger booking fees associated with the record passenger volume, higher flight simulator rent costs to support increased pilot training, and an increase in advertising and promotion spending to support new service.

Provision for Income Taxes
Income tax expense for the second quarter 1999 was $7.8 million, a $1.4 million increase from 1998. The effective tax rate for the first quarter of 1999 and 1998 was 37.5%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income
Net income for the second quarter increased $2.3 million from 1998. The net income margin improved from 10.8% in 1998 to 11.1% in 1999.

                   Six Months Ended June 30, 1999 Compared to
                         Six Months Ended June 30, 1998

Operating Revenues
Company operating revenues totaled $216.5 million for the six months ended June 30, 1999, a $28.0 million, or 14.9%, increase over 1998. Passenger revenues accounted for 90.9% of total revenues and increased $26.1 million, or 15.3%, from 1998 to $196.9 million. The increase was attributable to a 22.9% increase in passenger volume, as measured by revenue passenger miles, partially offset by a 6.2% decrease in revenue yield.

Midwest Express passenger revenue increased by $24.8 million, or 16.4%, from 1998 to $175.6 million. This increase was caused by a 19.2% increase in origin and destination passengers and a 3.6% increase in average passenger trip length, partially offset by a 5.7% deterioration in yield. Revenue yield decreased primarily due to competitive pricing pressures and increased passenger volume in lower-yield markets. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 22.8% due to additional aircraft in service during 1999. Load factor increased from 64.0% in 1998 to 64.4% in 1999.

Skyway passenger revenue increased by $1.3 million, or 6.6%, from 1998 to $21.4 million. This increase was caused by a 10.8% increase in origin and destination passengers, partially offset by a 2.4% decrease in revenue yield.
Load factor increased from 45.0% in 1998 to 49.1% in 1999.

Revenue from cargo, charter and other services increased $1.9 million, or 10.9%, in 1999. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $1.5 million, ticket exchange administrative fees of $.5 million and frequent flyer partnership programs of $.4 million. Charter sales decreased $.4 million primarily because of the NBA lockout in first quarter 1999 and less aircraft availability for charter operations.

Operating Expenses
1999 operating expenses increased by $22.2 million, or 13.7%, from 1998, primarily due to expanded operations, offset by lower fuel prices. Cost per total ASM decreased 6.1% from 12.6(cent) in 1998 to 11.8(cent) in 1999.

Salaries, wages and benefits increased $5.8 million, or 10.4%, from 1998. On a cost per total ASM basis, these costs decreased 8.8%, from 4.3(cent) in 1998 to 3.9(cent) in 1999. The labor cost increase reflects the addition of approximately 415 full-time equivalent employees (330 at Midwest Express and 85 at Skyway) since June 30, 1998 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service; Skyway added employees primarily to support ground service operations at the Milwaukee airport. Partially offsetting these increases, labor costs decreased due to higher maintenance labor hours capitalized in 1999 to major maintenance projects. In addition, accruals for Midwest Express' profit sharing and management incentive programs were $1.2 million lower in 1999 than 1998. The profit sharing and incentive plans, which benefit substantially all employees and are dependent on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings to date and projected results for the remainder of the year.

Aircraft fuel and oil, and associated taxes increased $.6 million, or 2.9%, in 1999. Into-plane fuel prices decreased 11.4% in 1999, averaging 52.4(cent) per gallon in 1999 and 59.2(cent) per gallon in 1998. Fuel consumption increased by 16.0% in 1999, primarily because Midwest Express operated 15.7% more aircraft flight hours.

Commissions increased by $.6 million, or 4.3%, but decreased 13.8% on a cost per total ASM basis. The increase was primarily due to a 15.3% increase in passenger revenue, partially offset by a commission cap implemented in February 1999. The Company also realized savings due to increased travel booked directly through the reservations center, Midwest Express Web site and other travel-related Web sites.

Dining services costs increased by $2.1 million, or 22.7%, from 1998. The increase was primarily due to the 19.2% increase in origin and destination passengers at Midwest Express.

Station rental, landing and other fees increased by $1.9 million, or 13.8%, from 1998. The increase was caused by 12.5% more flight segments at Midwest Express and higher airport costs. On a cost per ASM basis, these costs decreased 6.0%.

Maintenance costs increased by $5.4 million, or 33.1%, from 1998. Aircraft maintenance costs increased 10.0% on a unit cost basis. The increase was attributable to more flight hours at Midwest Express, an increase in accrual rates for future engine and airframe overhauls and higher than expected costs for a major aircraft maintenance check that required maintenance outsourcing.

Depreciation and amortization increased by $1.3 million, or 28.3%, from 1998. The increase from second quarter 1998 was the result of the depreciation associated with capital spending consisting primarily of the four additional MD-80 aircraft placed into service.

Aircraft rental costs increased by $.1 million, or 1.2%, from 1998. On a cost per ASM basis, these costs decreased 16.4%. During the second quarter 1999, Midwest Express transitioned to new lessors for two MD-88 aircraft, which resulted in $.2 million of reduced cost.

Other operating expenses increased by $4.3 million, or 25.4%, from 1998. The increase was primarily due to a nonrecurring $1.1 million airport rental credit received in 1998 from Milwaukee County to distribute an airport rental surplus, higher professional and financial services, higher passenger booking fees, higher flight simulator rent costs, and an increase in advertising and promotion spending. On a cost per ASM basis, these costs increased 3.6%.

Provision for Income Taxes
Income tax expense for the first six months of 1999 was $12.1 million, an increase of $2.0 million from 1998. The effective tax rate for the first six months 1999 and 1998 was 37.5%.

Net Income
Net income for the first six months increased $3.3 million from 1998. The net income margin increased to 9.3% in 1999 from 8.9% in 1998.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $14.6 million at June 30, 1999, compared to $13.5 million at December 31, 1998. Net cash provided by operating activities totaled $32.4 million for the six months ended June 30, 1999. Net cash used in investing activities totaled $37.3 million, primarily due to capital expenditures of $36.4 million, including $1.2 million of purchase deposits on flight equipment.

As of June 30, 1999, the Company had a working capital deficit of $46.4 million versus a $42.5 million deficit on December 31, 1998. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights, that is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is common in the industry.

As of June 30, 1999, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, had not been used except for letters of credit totaling approximately $9.9 million that reduce the amount of available credit. The letters of credit are used to support financing on the Company's new maintenance facility and for various other purposes. On July 30, 1999 the Company borrowed $10.0 million under the credit facility. It is anticipated the funding will be used for short-term liquidity needs.

Net cash used for capital expenditures totaled $36.4 million for the six months ended June 30, 1999. Capital expenditures primarily consisted of aircraft purchases and refurbishment costs. Other capital expenditures included aircraft engine hush kit components, capitalized engine overhauls, acquisition of capitalized spare parts and construction of new gates at the Milwaukee airport to support the Skyway operation. The Company anticipates full-year capital spending to be $80.0 million, excluding the five regional jets that the Company plans to acquire during the second half of the year. The Company is planning to lease these aircraft.

During 1997, the Company executed definitive purchase documents to acquire eight McDonnell Douglas MD-80 series aircraft. The Company financed the first six deliveries using internal cash flow, and expects to finance the remaining two aircraft using internal cash flow as well.

As of June 30, 1999, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms. None of these jet aircraft leases expires before second quarter 2001.

In April 1999, the Company renegotiated two MD-88 aircraft leases, changing lessors and extending the lease term by 12 years. This transaction reduces aircraft rental costs by $.2 million each quarter.

The Company's Board of Directors has authorized a $15.0 million share repurchase program. As of June 30, 1999, the Company has purchased a total of 418,625 shares of common stock at a cost of $6.8 million under the program.


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


MD-80 Aircraft - During January 1999, Midwest Express placed into service the second and third of eight MD-80 series aircraft the Company agreed to purchase in 1997. The fourth aircraft was placed into service in April 1999. The fifth and sixth aircraft are currently being refurbished and have scheduled in-service dates of August and December 1999. The seventh and eighth aircraft will be received in the fourth quarter and are expected to enter service in the first and second quarters of 2000. The Company has financed all deliveries thus far with internal cash flow and expects to do the same for the remaining aircraft. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in existing or new markets.

In August 1999, the Company signed a letter of intent to acquire four MD-80 series aircraft currently operated by Scandinavian Airlines System and made a $.4 million deposit. A definitive purchase agreement is expected to be completed by October 1999. Assuming successful completion of negotiations, delivery of the aircraft is anticipated beginning in September 2000 and continuing through November 2001. After refurbishment and modification, three aircraft are expected to enter scheduled service in 2001 and the last in 2002. The Company expects that this project, including aircraft refurbishment, modification and support equipment, will cost approximately $60.0 million. Financing alternatives are currently being evaluated.

Regional Jets - Skyway expects to take delivery of the first two of five new Fairchild Aerospace 328JET aircraft in August 1999 and place the aircraft in service in October 1999. All five aircraft are expected to be in service by the end of 1999. Plans for these 32-passenger aircraft have not been announced other than replacing Midwest Express' DC-9 service in the Milwaukee/Grand

Rapids markets. The Company expects that the cost of these five aircraft, including purchase price and support equipment, will total approximately $55.0 million, and will be financed via operating leases as deliveries take place. The Company also holds options for 10 additional aircraft to support future growth, which are exercisable after January 1, 2001.

Headquarters Building Expansion - In July 1999, the Company announced it will add a 55,000-square-foot training facility to its Oak Creek, Wisconsin headquarters. Ground breaking for the building is expected in October 1999, with facility completion anticipated in July 2000. The Company expects the cost of this project to be $6.0 million and anticipates funding this project by cash flows from operations.

Second Call Center - In July 1999, the Company announced plans for a second reservations center to be located in the Kansas City area by the end of the year. The Company expects the cost of this project to be less than $1.0 million.

Labor Relations - In December 1997, Midwest Express pilots elected the Air Line Pilots Association (ALPA), a labor union, for representation in collective bargaining. Negotiations began in August 1998. In February 1999, ALPA requested assistance from the National Mediation Board. The Company and ALPA continue in mediated negotiations. In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants, AFL-CIO, a labor union, for representation in collective bargaining. Negotiations have not yet begun.

Year 2000 - In January 1998, the Company created an executive oversite committee and a year 2000 project team. With safety of the Company's customers and employees as the highest priority, a comprehensive plan to address issues related to the impact of the year 2000 was developed. The Company's Year 2000 Project involves five phases: Awareness, Inventory/Assessment, Renovation, Validation and Implementation.

More than 24,000 items have been inventoried and assessed. Items inventoried include, but are not limited to, aircraft components, computers, elevators, jet bridges, ground equipment, telephones, computer applications and HVAC. An extensive review of aircraft components relative to flight safety was conducted and both the Midwest Express fleet of McDonnell Douglas DC-9s and MD-80s, and Skyway Airlines' fleet of 15 Beechcraft 1900Ds are fully year 2000 compliant. Skyway's new fleet of five Fairchild 328 regional jets arriving this fall will be delivered year 2000 compliant.

Substantially all internal systems - financial, operations and non-information technology systems - have been inventoried, assessed and remediated. This includes all safety-related systems. The Company has one major internally developed and maintained system that required extensive modifications. This system is used for purchasing, inventory, accounts payable, and aircraft maintenance planning and records. The remediation effort of this system was outsourced and was completed the end of June 1999. The remediated system is currrently being tested by a user team and is scheduled for a September 1999 implementation.

The Company realizes that preparedness is also predicated on many external factors. Therefore, the Company is actively contacting suppliers and vendors to evaluate their respective levels of preparedness. All of the Company's critical business partners have been contacted. The Company has received favorable year 2000 readiness responses from many of its mission-critical vendors and suppliers, and continues to follow up to ensure readiness predictions are achieved. These efforts are designed to minimize the extent to which its business will be vulnerable to their failure to remediate their year 2000 issues. The Company has a contingency plan in place for partners who are behind in year 2000 efforts.

The Company is also actively involved with the Air Transport Association (ATA) in an airline industry effort to identify potential year 2000 related issues within the industry infrastructure, including common vendors, suppliers, airports and government agencies such as the Federal Aviation Administration
(FAA). A recent news release from the Department of Transportation reported the FAA had achieved year 2000 readiness. Data being accumulated by ATA indicates that airports are making significant progress in achieving year 2000 compliance.

The implications for the Company of the Company, a critical vendor or supplier, the FAA, airports or other third parties not being prepared for the year 2000 could have a material adverse effect on the Company, resulting in customer inconvenience, increased costs, grounded or delayed flights, or a degraded level of safety. To be prepared to address unexpected occurrences, the remainder of the year will be devoted to reviewing and/or creating, enhancing and testing contingency plans for those scenarios within the Company's control. However, due to the complexity and pervasiveness of the year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that the Company's compliance plan will be achieved, and actual results could differ materially from those expected.

The Company has spent $.7 million through June 1999 on the year 2000 project and estimates that the overall cost associated with year 2000 readiness will be $1.1 million, approximately 50% of which is from reallocation of existing internal resources. Costs associated with year 2000 readiness are expensed as incurred and have been funded using internal cash flow.

Other Issues - The Company's Annual Report for the year ended December 31, 1998, disclosed certain issues relating to the maintenance program and sales taxes. These issues remain pending.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk since December 31, 1998.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 28, 1999, the following individuals were elected to the Board of Directors:

                                 Authority Granted          Authority Withheld
      James G. Grosklaus             12,460,414                  165,238
      Timothy E. Hoeksema            12,461,305                  164,347
      Ulice Payne, Jr.               12,449,181                  176,471
      David H. Treitel               12,460,275                  165,377

The terms of office for the following directors continued after the Company's Annual Meeting: John F. Bergstrom, Oscar C. Boldt, Brenda F. Skelton, Samuel K. Skinner, Richard H. Sonnentag, Frederick P. Stratton, Jr., and John W. Weekly.


Item 5.  Other Information.

On April 28, 1999, the Board of Directors of the Company adopted amendments to the By-Laws of the Company (the "By-Laws"), which, among other things, modified the requirements for raising matters that can be considered at any annual meeting of shareholders. As amended, the By-Laws establish procedures for shareholder nominations for elections for directors of the Company and for bringing business before any Annual Meeting of Shareholders of the Company. Among other things, to bring business before an annual meeting, a shareholder must give written notice to the Secretary of the Company not less than 45 days nor more than 75 days prior to the first annual anniversary of the date set forth in the Company's proxy statement for the immediately preceding annual meeting of shareholders as the date on which the Company first mailed definitive proxy materials for the immediately preceding annual meeting of shareholders (subject to certain exceptions if the annual meeting is advanced or delayed a certain number of days). The notice must contain certain information about the proposed business or the nominee and the shareholder making the proposal. Under the By-Laws as amended, if the Company does not receive a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, prior to February 1, 2000, then the notice will be considered untimely and the Company is not required to present such proposal at the 2000 annual meeting of shareholders. If the Board of Directors chooses to present such proposal at the 2000 annual meeting of shareholders, then the persons named in proxies solicited by the Board of Directors for the 2000 annual meeting of shareholders may exercise discretionary voting power with respect to such proposal.

The By-Laws, as amended, are attached hereto as an exhibit. The foregoing description of the amendments to the By-Laws does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                  (3) By-Laws of Midwest Express Holdings, Inc. as amended through April 29, 1999.

                  (10) Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 15, 1999.

                  (27)     Financial Data Schedule.


         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Midwest Express Holdings, Inc.



Date:    August 13, 1999                 By /s/    Timothy E. Hoeksema
      -------------------                   ---------------------------------
                                            Timothy E. Hoeksema
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date:    August 13, 1999                 By /s/     Robert S. Bahlman
      -------------------                   -----------------------------------
                                            Robert S. Bahlman
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


         (3) By-Laws of Midwest Express Holdings, Inc. as amended through April 29, 1999.

         (10) Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 15, 1999.

         (27)     Financial Data Schedule.