Form 10-Q
period 1999-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 1999-11-09
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ___________________to____________________

     Commission file number         1-13934
                                    -------

                         MIDWEST EXPRESS HOLDINGS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                Wisconsin                               39-1828757
                ---------                               ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                            6744 South Howell Avenue
                           Oak Creek, Wisconsin 53154
                           --------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                  414-570-4000
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----         ------

As of October 31, 1999, there were 14,131,433 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------
     Item 1. Financial Statements (unaudited)
     ------  -------------------------------

             Consolidated Statements of Income                                3

             Condensed Consolidated Balance Sheets                            4

             Consolidated Statements of Cash Flows                            5

             Unaudited Notes to Consolidated Financial Statements             6

     Item 2. Management's Discussion and Analysis of Results of
     ------  --------------------------------------------------
             Operations and Financial Condition                               8
             ----------------------------------

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      19
     ------  ----------------------------------------------------------


                           PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                20
     ------  -------------------------------

SIGNATURES                                                                   21

Part I Item I - Financial Statements

                                             MIDWEST EXPRESS HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                    (Dollars in thousands, except per share amounts)
                                                       (Unaudited)
                                                                Three Months                    Nine Months
                                                                ------------                    -----------
                                                             Ended September 30,            Ended September 30,
                                                             ------------------             ------------------
                                                             1999            1998            1999           1998
                                                             ----            ----            ----           ----
Operating revenues:
     Passenger service.............................       $106,251        $ 95,172        $303,156       $265,970
     Cargo ........................................          2,776           2,894           8,702          8,763
     Other ........................................          6,810           5,757          20,521         17,599
                                                          --------        --------        --------       --------
         Total operating revenues..................        115,837         103,823         332,379        292,332
                                                          --------        --------        --------       --------

Operating expenses:
     Salaries, wages and benefits..................         31,868          28,579          93,099         84,060
     Aircraft fuel and oil.........................         14,307          10,532          36,547         32,144
     Commissions...................................          8,190           8,434          23,571         23,187
     Dining services...............................          6,138           5,314          17,573         14,632
     Station rental, landing and other fees........          7,558           6,274          22,855         19,720
     Aircraft maintenance materials and repairs....         11,392          10,496          33,292         26,949
     Depreciation and amortization.................          3,359           2,615           9,452          7,364
     Aircraft rentals..............................          4,675           4,899          14,213         14,323
     Other.........................................         10,856           9,764          32,214         26,803
                                                          --------        --------        --------       --------
         Total operating expenses..................         98,343          86,907         282,816        249,182
                                                          --------        --------        --------       --------
Operating income...................................         17,494          16,916          49,563         43,150
                                                          --------        --------        --------       --------

Other income (expense):
     Interest income...............................            266             415             668          1,304
     Interest expense..............................            (67)            (70)           (204)          (211)
     Other.........................................            102             (19)             29            (57)
                                                          --------        --------        --------       --------
         Total other income........................            301             326             493          1,036
                                                          --------        --------        --------       --------

Income before income taxes.........................         17,795          17,242          50,056         44,186
Provision for income taxes.........................          6,673           6,447          18,771         16,551
                                                          --------        --------        --------       --------
Net income.........................................       $ 11,122        $ 10,795        $ 31,285       $ 27,635
                                                          ========        ========        ========       ========

Net income per common share - basic................       $    .79        $    .77        $   2.21       $   1.96
                                                          ========        ========        ========       ========
Net income per common share - diluted..............       $    .78        $    .75        $   2.19       $   1.93
                                                          ========        ========        ========       ========

                       See notes to consolidated financial statements.

Part I Item I - Financial Statements

                                                  MIDWEST EXPRESS HOLDINGS, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Dollars in thousands)
                                                                                              September 30,    December 31,
                                                                                                  1999            1998
                                                                                                  ----            ----
                                       ASSETS                                                 (Unaudited)

Current assets:
     Cash and cash equivalents.............................................................      $ 29,260        $ 13,455
     Accounts receivable:..................................................................
         Traffic, less allowance for doubtful accounts of $107 and $251 at September 30,
           1999 and December 31, 1998, respectively........................................         7,654           5,450
         Other receivables.................................................................           262           3,804
                                                                                                 --------        --------
     Total accounts receivable.............................................................         7,916           9,254
     Inventories...........................................................................         6,178           4,020
     Prepaid expenses......................................................................         4,684           6,358
     Deferred income taxes.................................................................         4,502           5,521
     Aircraft and modifications intended to be financed by sale and leaseback transactions.             -             951
                                                                                                 --------        --------
Total current assets.......................................................................        52,540          39,559
                                                                                                 --------        --------
Property and equipment, at cost............................................................       299,843         243,284
     Less accumulated depreciation and amoritzation........................................        92,520          82,701
                                                                                                 --------        --------
Net property and equipment.................................................................       207,323         160,583
Landing slots and leasehold rights, net....................................................         4,327           4,572
Purchase deposits on flight equipment......................................................           800          13,383
Other assets...............................................................................         3,382           2,380
                                                                                                 --------        --------
Total assets...............................................................................      $268,372        $220,477
                                                                                                 ========        ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................................       $ 5,754         $ 5,064
     Income taxes payable..................................................................            51           2,305
     Air traffic liability.................................................................        46,031          35,285
     Scheduled maintenance expense.........................................................         2,655           5,182
     Accrued liabilities...................................................................        35,994          34,185
                                                                                                 --------        --------
Total current liabilities..................................................................        90,485          82,021
                                                                                                 --------        --------
Long-term debt.............................................................................         3,112           3,206
Deferred income taxes......................................................................        13,844          13,647
Noncurrent scheduled maintenance expense...................................................        15,887          12,082
Accrued pension and other postretirement benefits..........................................         9,077           6,201
Other noncurrent liabilities...............................................................         5,741           5,688
                                                                                                 --------        --------
Total liabilities..........................................................................      $138,146        $122,845
                                                                                                 --------        --------
Shareholders' equity:
     Preferred stock, without par value, 5,000,000 shares authorized, no shares issued or
         outstanding.......................................................................             -               -
     Common stock, $.01 par value, 25,000,000 shares authorized, 14,540,531 shares
         issued in 1999 and 14,464,056 in 1998.............................................           145             145
     Additional paid-in capital............................................................        11,089           9,680
     Treasury stock, at cost...............................................................        (6,501)         (6,401)
     Retained earnings.....................................................................       125,493          94,208
                                                                                                 --------        --------
Total shareholders' equity.................................................................       130,226          97,632
                                                                                                 --------        --------
Total liabilities and shareholders' equity.................................................      $268,372        $220,477
                                                                                                 ========        ========

                                          See notes to consolidated financial statements.

Part I Item I - Financial Statements

                                             MIDWEST EXPRESS HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)
                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                            1999                1998
                                                                                            ----                ----
Operating activities:
     Net income.............................................................             $ 31,285            $ 27,635
     Items not involving the use of cash:
         Depreciation and amortization......................................                9,452               7,364
         Deferred income taxes..............................................                1,216              (3,576)
         Other..............................................................                4,415               3,637
     Changes in operating assets and liabilities:
         Accounts receivable................................................                1,338                (772)
         Inventories........................................................               (2,158)               (101)
         Prepaid expenses...................................................                1,674              (1,441)
         Accounts payable...................................................                  690                 245
         Income taxes payable...............................................               (2,254)              2,847
         Accrued liabilities................................................                3,301              10,266
         Air traffic liability..............................................               10,746               8,289
                                                                                         --------            --------
     Net cash provided by operating activities..............................               59,705              54,393
                                                                                         --------            --------
Investing activities:
     Capital expenditures...................................................              (62,413)            (75,482)
     Aircraft acquisitions and modifications financed by or intended to be
         financed by sale and leaseback transactions........................                    -                 557
     Proceeds from sale of property and equipment...........................                   58                 309
     Other..................................................................               (1,252)             12,868
                                                                                         --------            --------
     Net cash used in investing activities..................................              (63,607)            (61,748)
                                                                                         --------            --------
Financing activities:
     Proceeds from sale and leaseback transactions..........................               15,951               4,492
     Purchase of treasury stock.............................................                    -              (2,003)
     Other..................................................................                3,756                 767
                                                                                         --------            --------
Net cash provided by financing activities...................................               19,707               3,256
                                                                                         --------            --------
Net increase (decrease) in cash and cash equivalents........................               15,805              (4,099)
Cash and cash equivalents, beginning of period..............................               13,455              32,066
                                                                                         --------            --------
Cash and cash equivalents, end of period....................................             $ 29,260            $ 27,967
                                                                                         ========            ========

                                     See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

      The consolidated financial statements for the nine-month period ended September 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2. New Accounting Standards

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently in the process of evaluating the accounting and disclosure effects of this Statement and anticipates adopting the Statement in the first quarter of 2001.

3. Reclassifications

      Certain   reclassifications   have  been  made  in  prior  year  financial
      statements to conform to the current year's presentation.

4. Segment Reporting

      Midwest Express Airlines, Inc. and Astral Aviation, Inc., doing business as Skyway Airlines, constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Financial information for the three months and nine months ended September 30 on the two operating segments, Midwest Express and Astral, follows (in thousands):

                                                            Three Months Ended September 30, 1999
                                                            -------------------------------------

                                               Midwest Express            Astral        Elimination     Consolidation
                                               ---------------            ------        -----------     -------------
Operating revenues...................                  105,352            11,317               (832)          115,837
Operating income.....................                   16,510               984                  -            17,494
Depreciation and amortization........                    3,157               202                  -             3,359
Interest income......................                      227               200               (161)              266
Interest expense.....................                      228                 -               (161)               67
Income before income taxes...........                   16,468             1,327                  -            17,795
Provision for income taxes...........                    6,175               498                  -             6,673
Total assets.........................                  258,063            24,310            (14,001)          268,372
Capital expenditures.................                   24,981             1,064                  -            26,045


                                                            Three Months Ended September 30, 1998
                                                            -------------------------------------
                                               Midwest Express            Astral        Elimination     Consolidation
                                               ---------------            ------        -----------     -------------
Operating revenues...................                   93,238            11,692             (1,107)          103,823
Operating income.....................                   15,025             1,891                  -            16,916
Depreciation and amortization........                    2,442               173                  -             2,615
Interest income......................                      415               156               (156)              415
Interest expense.....................                      226                 -               (156)               70
Income before income taxes...........                   15,195             2,047                  -            17,242
Provision for income taxes...........                    5,679               768                  -             6,447
Total assets.........................                  204,806            21,226            (13,341)          212,691
Capital expenditures.................                   34,578               111                  -            34,689


                                                             Nine Months Ended September 30, 1999
                                                             ------------------------------------

                                               Midwest Express            Astral        Elimination     Consolidation
                                               ---------------            ------        -----------     -------------
Operating revenues...................                  302,122            32,879             (2,622)          332,379
Operating income.....................                   47,182             2,381                  -            49,563
Depreciation and amortization........                    8,851               601                  -             9,452
Interest income......................                      628               483               (443)              668
Interest expense.....................                      647                 -               (443)              204
Income before income taxes...........                   47,051             3,005                  -            50,056
Provision for income taxes...........                   17,644             1,127                  -            18,771
Total assets.........................                  258,063            24,310            (14,001)          268,372
Capital expenditures.................                   60,151             2,262                  -            62,413


                                                             Nine Months Ended September 30, 1998
                                                             ------------------------------------

                                               Midwest Express            Astral        Elimination     Consolidation
                                               ---------------            ------        -----------     -------------
Operating revenues...................                  263,502            31,882             (3,052)          292,332
Operating income.....................                   39,853             3,297                  -            43,150
Depreciation and amortization........                    6,854               510                  -             7,364
Interest income......................                    1,304               410               (410)            1,304
Interest expense.....................                      621                 -               (410)              211
Income before income taxes...........                   40,478             3,708                  -            44,186
Provision for income taxes...........                   15,161             1,390                  -            16,551
Total assets.........................                  204,806            21,226            (13,341)          212,691
Capital expenditures.................                   75,280               202                  -            75,482


Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

                              Results of Operations

Overview
--------
The Company's 1999 third quarter operating income was $17.5 million, an increase of $.6 million from the third quarter 1998. Net income increased by $.3 million, or 3.0%, to $11.1 million. For the first nine months of 1999, operating income was $49.6 million, an increase of $6.4 million from 1998. Year-to-date net income increased from $27.6 million to $31.3 million, or 13.2%. Year-to-date diluted earnings per share were $2.19, a $.26, or 13.5% increase over 1998 results.

The Company's total revenue in the third quarter increased $12.0 million, or 11.6%, relative to the third quarter 1998. The increase in revenue was primarily attributable to record passenger traffic resulting from continued strong passenger demand for air travel and four additional aircraft in service. Traffic, as measured by scheduled service revenue passenger miles (RPMs), increased 16.1%, while capacity increased 17.7%. Operating income in comparison to the previous year was negatively impacted by the Northwest Airlines and Air Canada pilot strikes that benefited third quarter 1998 operating income by an estimated $1.2 million. Revenue yield decreased 3.8% because a higher percentage of traffic was in lower yield markets such as Milwaukee-Phoenix and Milwaukee-Orlando, and because of competitive pricing pressure in several markets. The Company realized increased revenue from the Midwest Express MasterCard program and frequent flyer partnership programs.

The Company's operating costs increased by $11.4 million, or 13.2%, in the third quarter primarily due to higher fuel prices and costs associated with capacity growth. The Company placed four additional MD80 aircraft into scheduled service since third quarter 1998. On a cost per available seat mile (ASM) basis, costs decreased from 12.5(cent) in third quarter 1998 to 12.1(cent) in the third quarter 1999, or 3.4%. Excluding the impact of higher fuel prices, unit costs (cost per total ASM) decreased 5.7%. Unit costs decreased due to reduced profit sharing expenses at Midwest Express, lower travel agent commission costs and economies of scale associated with company growth. Unit costs were adversely affected by reduced capacity due to a pilot shortage in August and September and cancellations caused by Hurricane Floyd. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
--------------------
The following table provides selected operating statistics for Midwest Express and Skyway.

                                                          Three Months Ended                            Nine Months Ended
                                                            September 30,                                 September 30,
                                                            -------------                                 -------------
                                                                               %                                          %
                                                     1999          1998     Change *            1999         1998      Change *
                                                     ----          ----     ------              ----         ----      ------
Midwest Express Operations
--------------------------
Origin & Destination Passengers                    551,727       485,286     13.7            1,537,763    1,312,484     17.2
Revenue Passenger Miles (000s)                     521,222       444,579     17.2            1,465,682    1,209,059     21.2
Scheduled Service Available Seat Miles (000s)      766,277       644,906     18.8            2,233,314    1,839,701     21.4
Total Available Seat Miles (000s)                  769,658       651,038     18.2            2,250,883    1,861,471     20.9
Load Factor (%)                                       68.0%         68.9%    -0.9  pts.           65.6%        65.7%    -0.1  pts.
Revenue Yield                                       $0.182        $0.188     -3.0               $0.185       $0.194     -4.8
Cost per total ASM                                  $0.115        $0.120     -3.9               $0.113       $0.120     -5.7
Average Passenger Trip Length                        944.7         916.1      3.1                953.1        921.2      3.5
Number of Flights                                   11,635        10,739      8.3               34,050       30,659     11.1
Into-plane Fuel Cost per Gallon                     $0.637        $0.534     19.2               $0.560       $0.569     -1.6
Full-time Equivalent Employees at End of Period      2,360         2,066     14.2                2,360        2,066     14.2
Aircraft in Service at End of Period                    31            27     14.8                   31           27     14.8


Skyway Airlines Operations
--------------------------
Origin & Destination Passengers                     94,710        99,144     -4.5              267,760      255,313      4.9
Revenue Passenger Miles (000s)                      21,153        22,695     -6.8               60,622       58,835      3.0
Scheduled Service Available Seat Miles (000s)       41,205        41,332     -0.3              121,566      121,642     -0.1
Total Available Seat Miles (000s)                   41,340        41,473     -0.3              122,001      121,818      0.2
Load Factor (%)                                       51.3%         54.9%    -3.6  pts.           49.9%        48.4%     1.5  pts.
Revenue Yield                                       $0.530        $0.510      3.9               $0.537       $0.537      0.0
Cost per total ASM                                  $0.250        $0.236      5.8               $0.250       $0.235      6.5
Average Passenger Trip Length                        223.3         228.9     -2.4                226.4        230.4     -1.7
Number of Flights                                   11,209        11,148      0.5               32,800       32,589      0.6
Into-plane Fuel Cost per Gallon                     $0.776        $0.623     24.5               $0.659       $0.642      2.6
Full-time Equivalent Employees at End of Period        368           297     23.9                  368          297     23.9
Aircraft in Service at End of Period                    15            15        -                   15           15        -


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

       The following table provides  operating  revenues and expenses for the Company  expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                                 Three Months Ended September 30,              Nine Months Ended September 30,
                                                 --------------------------------              -------------------------------
                                                  1999                    1998                    1999                  1998
                                                  ----                    ----                    ----                  ----
                                        Per Total      % of      Per Total     % of      Per Total     % of     Per Total     % of
                                           ASM       Revenue       ASM       Revenue       ASM       Revenue      ASM       Revenue
                                           ---       -------       ---       -------       ---       -------      ---       -------
Operating revenues:
Passenger service                         $0.131       91.7%      $0.137       91.7%      $0.128      91.2%      $0.134       91.0%

Cargo                                     $0.003        2.4%       0.004        2.8%      $0.004       2.6%       0.004        3.0%

Other                                     $0.008        5.9%       0.008        5.5%      $0.009       6.2%       0.009        6.0%
                                          ------        ----       -----        ----      ------       ----       -----        ----
Total operating revenues                  $0.143      100.0%       0.150        100%      $0.140     100.0%       0.147        100%
                                          ------      ------       -----        ----      ------     ------       -----        ----

Operating expenses:

Salaries, wages and benefits              $0.039       27.5%       0.041       27.5%      $0.039      28.0%       0.042       28.8%

Aircraft fuel and oil                     $0.018       12.4%       0.015       10.1%      $0.015      11.0%       0.016       11.0%

Commissions                               $0.010        7.1%       0.012        8.1%      $0.010       7.1%       0.012        7.9%

Dining services                           $0.008        5.3%       0.008        5.1%      $0.007       5.3%       0.007        5.0%

Station rental, landing and other fees    $0.009        6.5%       0.009        6.0%      $0.010       6.9%       0.010        6.7%

Aircraft maintenance materials/repairs    $0.014        9.8%       0.015       10.1%      $0.014      10.0%       0.014        9.2%

Depreciation and amortization             $0.004        2.9%       0.004        2.5%      $0.004       2.8%       0.004        2.5%

Aircraft rentals                          $0.006        4.0%       0.007        4.7%      $0.006       4.3%       0.007        4.9%

Other                                     $0.013        9.4%       0.014        9.4%      $0.014       9.7%       0.014        9.2%
                                          ------        ----       -----        ----      ------       ----       -----        ----
Total operating expenses                  $0.121       84.9%      $0.126       83.5%      $0.119      85.1%      $0.126       85.2%
                                          ======       =====      ======       =====      ======      =====      ======       =====

Total ASMs (000s)                        810,998                 692,511               2,372,884              1,983,289


                 Note: Numbers, percents and totals in this table may not be recomputed due to rounding.

                Three Months Ended September 30, 1999 Compared to
                      Three Months Ended September 30, 1998
                      -------------------------------------

Operating Revenues
------------------
Company operating revenues totaled $115.8 million in the third quarter 1999, a $12.0 million, or 11.6% increase over the third quarter 1998. Passenger revenues accounted for 91.7% of total revenues and increased $11.1 million, or 11.6%, from 1998 to $106.3 million. The increase was attributable to a 16.1% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express Airlines' passenger revenue increased by $11.4 million, or 13.7%, from 1998 to $95.0 million. This increase was caused by a 13.7% increase in origin and designation passengers. Total capacity, as measured by scheduled service ASMs, increased 18.8% due to four additional aircraft in scheduled service during the past year. Load factor decreased from 68.9% in 1998 to 68.0% in 1999. Revenue yield decreased 3.0% because a higher percentage of traffic was in lower yield markets such as Milwaukee-Phoenix and Milwaukee-Orlando, and because of competitive pricing pressure in several markets.

Skyway passenger revenue decreased by $.4 million, or 3.1%, from 1998 to $11.2 million. This decrease was primarily caused by a 6.8% decrease in passenger volume, as measured by revenue passenger miles, offset by a 3.9% increase in revenue yield. Load factor decreased from 54.9% to 51.3%, the reduction being directly attributable to the impact of the Northwest Airlines' pilot strike in September 1998.

Revenue from cargo, charter and other services increased $.9 million in the third quarter 1999. Midwest Express benefited from increased revenue of $.8 million from the Midwest Express MasterCard program, $.4 million from increased revenue from frequent flyer partnership programs and $.3 million from increased ground handling services for other airlines. Partially offsetting these increases were decreases of $.5 million in charter revenue and $.1 million in cargo revenue.

Operating Expenses
------------------
1999 operating expenses increased by $11.4 million, or 13.2%, from 1998. The cost increase was primarily due to higher fuel prices and service expansion. Midwest Express operated 8.3% more flights during the quarter and had four additional aircraft in service. Cost per total ASM decreased 3.4%, from 12.5(cent) in 1998 to 12.1(cent) in 1999.

Salaries, wages and benefits increased by $3.3 million, or 11.5%. Labor costs increased by $5.9 million due to the addition of approximately 365 full-time equivalent employees (294 at Midwest Express and 71 at Skyway) since September 30, 1998 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1999; Skyway added employees to support ramp and gate operations at the Milwaukee airport and the start-up of the regional jet program. These increases were partially offset by a $2.6 million reduction in the profit sharing accrual. The profit sharing and incentive plans which benefit substantially all employees, and are dependent on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings to date and projected results for the remainder of the year. On a cost per total ASM basis, labor costs decreased 4.6%, from 4.1(cent) in 1998 to 3.9(cent) in 1999.

Aircraft fuel and oil and associated taxes increased $3.8 million, or 35.8%, in third quarter 1999. Fuel consumption increased 13.4% in the quarter, primarily because Midwest Express operated 12.5% more aircraft flight hours. Into-plane fuel prices (which represent the Company's cost after the effect of any hedging) increased 19.4% in 1999, averaging 64.5(cent) per gallon for third quarter 1999 and 54.0(cent) per gallon for third quarter 1998. Fuel hedging programs resulted in $.9 million savings during the quarter and $.2 million savings in October. The average price would have been 69.0(cent) per gallon in the third quarter 1999 in the absence of hedging. Into-plane fuel prices in October 1999 trended upward, averaging 72.0(cent) per gallon. The Company manages the price risk of fuel primarily by purchasing caps, which are commodity options that establish ceiling prices. The Company has hedged approximately 28% of fourth quarter 1999 and 25% of first quarter 2000 forecasted fuel requirements.

Commissions decreased by $.2 million, or 2.9%. This decrease was primarily due to a cap placed on travel agent commissions of $25 one-way and $50 round trip, which was implemented February 1, 1999 and was partially offset by an 11.6% increase in passenger revenue. In addition, the Company realized savings due to increased travel booked directly through its reservations center, the Midwest Express Web site and other travel-related Web sites. Commission costs decreased 17.1% on a cost per total ASM basis. On October 19, 1999, the Company announced the commission rate structure will be further reduced from an 8% to a 5% base commission, with the maximum travel agent's commission remaining at $50 per round trip or $25 for a one-way ticket.

Dining services costs increased by $.8 million, or 15.5%, from 1998. The increase was primarily due to a 13.7% increase in Midwest Express origin and destination passengers and higher food and service prices. Dining services costs decreased 1.4% on a cost per total ASM basis.

Station rental, landing and other fees increased by $1.3 million, or 20.5%, from 1998. On a cost per total ASM basis, these costs increased 2.9%. The increase was caused by 8.3% more flight segments at Midwest Express, higher ground handling services costs and security fees.

Maintenance costs increased by $.9 million, or 8.5%, from 1998. Midwest Express continued to experience a significant number of airframe maintenance, aircraft refurbishment and heavy checks requiring the extensive use of contract labor. Additionally, the increase was caused by more flight hours at Midwest Express. Aircraft maintenance costs decreased from 1998 because of $1.6 million of incremental costs for two major aircraft maintenance checks that required outsourcing in the third quarter of 1998. Aircraft maintenance expense decreased 7.3% on a cost per total ASM basis, but increased 8.0% if the 1998 incremental costs are removed.

Depreciation and amortization increased by $.7 million, or 28.4%, from 1998. The increase was primarily the result of depreciation associated with four MD-80 aircraft placed in service during the last year.

Aircraft rental costs decreased by $.2 million, or 4.6%, from 1998. The decrease was a result of renegotiating the leases for two MD-88 aircraft during second quarter 1999.

Other costs increased by $1.1 million, or 11.2%, from 1998. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, reservation fees, administration and other items. The increase was primarily due to higher advertising to support new service, higher legal fees, higher frequent flyer expenses, higher booking fees associated with record passenger volume, and increased flight simulator costs to support increased pilot training. Other costs decreased 5.1% on a cost per total ASM basis due to economies of scale realized by adding capacity without similar increases in overhead spending.

Provision for Income Taxes
--------------------------
Income tax expense for third quarter 1999 was $6.7 million, a $.2 million increase from 1998. The effective tax rates for the third quarter of 1999 and 1998 were 37.5% and 37.4%
respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income
----------
Net income for the third quarter increased $.3 million from 1998. The net income margin decreased from 10.4% in 1998 to 9.6% in 1999.


                Nine Months Ended September 30, 1999 Compared to
                      Nine Months Ended September 30, 1998
                      ------------------------------------

Operating Revenues
------------------
Company operating revenues totaled $332.4 million for the nine months ended September 30, 1999, a $40.0 million, or 13.7% increase over 1998. Passenger revenue accounted for 91.2% of total revenues and increased $37.2 million, or 14.0%, from 1998 to $303.2 million. The increase is attributable to a 20.4% increase in passenger volume, as measured by revenue passenger miles, partially offset by a 5.3% decrease in revenue yield.

Midwest Express Airlines passenger revenue increased by $36.2 million, or 15.5%, from 1998 to $270.6 million. This increase was caused by a 17.2% increase in origin and destination passengers, partially offset by a 4.8% deterioration in revenue yield. Revenue yield decreased primarily due to operating larger aircraft on certain routes, competitive pricing pressures in several markets and increased passenger volume in lower-yield markets. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 21.4%. Load factor decreased from 65.7% in 1998 to 65.6% in 1999.

Skyway passenger revenue increased by $1.0 million, or 3.0%, from 1998 to $32.6 million. This increase was caused by a 4.9% increase in origin and destination passengers. Revenue yield remained unchanged from 1998 to 1999. Load factor increased from 48.4% in 1998 to 49.9% in 1999.

Revenue from cargo, charter and other services increased $2.9 million, or 10.8%, in 1999. Midwest Express benefited from increased revenue from the Midwest Express MasterCard program of $2.3 million, $.8 million from the MCI calling card program and $.5 million from ticket exchange fees. These increases were partially offset by a $.8 million reduction in charter revenue.

Operating Expenses
------------------
1999 operating expenses increased by $33.6 million, or 13.5%, from 1998, primarily due to service expansion as total capacity, measured by available seat miles, increased by 20.1%. Cost per total ASM decreased 5.1% from 12.6(cent) in 1998 to 11.9(cent) in 1999.

Salaries, wages and benefits increased $9.0 million, or 10.8%, from 1998. On a cost per total ASM basis, these costs decreased 7.4%, from 4.2(cent) in 1998 to 3.9(cent) in 1999. The labor cost increase reflects the addition of approximately 365 full-time equivalent employees (294 at Midwest Express and 71 at Skyway) since September 30, 1998 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service during 1999; Skyway added employees primarily to support ground service operations at the Milwaukee airport and the start-up of the regional jet program. Partially offsetting these increases were the accruals for Midwest Express' profit sharing and management incentive programs, which were $3.8 million lower in 1999 than 1998. The profit sharing and incentive programs, which benefit substantially all employees and are dependent on achieving certain levels of profitability, are payable annually and accrued monthly based on earnings to date and projected results for the remainder of the year.

Aircraft fuel and oil, and associated taxes increased $4.4 million, or 13.7%, in 1999. Into-plane fuel prices which reflect the Company's cost after the effect of any hedging, decreased 1.4% in 1999, averaging 56.6(cent) per gallon in 1999 and 57.4(cent) per gallon in 1998. Fuel consumption increased 15.1% in 1999, primarily because Midwest Express operated 14.6% more aircraft flight hours. The Company's fuel hedging program resulted in a $1.7 million savings, net of hedge premium, through October 1999.

Commissions increased by $.4 million, or 1.7%, but decreased 15.0% on a cost per total ASM basis. The increase was primarily due to a 14.0% increase in passenger revenue, partially offset by a cap on travel agent commissions implemented in February 1999. The Company also realized savings due to increased travel booked directly through the reservations center, Midwest Express Web site and other travel-related Web sites.

Dining services costs increased by $2.9 million, or 20.1%, from 1998. The increase was primarily due to the 17.2% increase in origin and destination passengers at Midwest Express.

Station rental, landing and other fees increased by $3.1 million, or 15.9%, from 1998. The increase was caused by 11.1% more flight segments at Midwest Express and higher airport costs. On a cost per total ASM basis, these costs decreased 3.1%.

Maintenance costs increased by $6.3 million, or 23.5%, from 1998. Aircraft maintenance costs increased 3.3% on a cost per total ASM basis. The increase was attributable to more flight hours at Midwest Express, an increase in accrual rates for future engine overhauls and higher-than-expected costs for a major aircraft maintenance check that required maintenance outsourcing.

Depreciation and amortization increased $2.1 million, or 28.4%, from 1998. The increase was primarily the result of the depreciation associated with the additional aircraft placed in service.

Aircraft rental costs decreased $.1 million, or .8%, from 1998. On a cost per total ASM basis, these costs decreased 17.1% because the aircraft added to service have all been owned.

Other operating expenses increased $5.4 million, or 20.2%, from 1998. The increase was primarily due to a $1.1 million nonrecurring airport rental credit received in 1998 from Milwaukee County to distribute an airport rental surplus, higher professional and financial services, higher advertising and promotion spending, higher booking fees, higher travel and entertainment expenses, higher flight simulator rent costs and an increase in legal services. On a cost per total ASM basis, these costs increased .5%.

Provision for Income Taxes
--------------------------
Income tax expense for the first nine months of 1999 was $18.8 million, an increase of $2.2 million from 1998. The effective tax rate for the first nine months 1999 and 1998 was 37.5%.

Net Income
----------
Net income for the first nine months increased $3.7 million from 1998. The net income margin decreased to 9.4% in 1999 from 9.5% in 1998.


                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $29.3 million at September 30, 1999, compared to $13.5 million at December 31, 1998. Net cash provided by operating activities totaled $59.7 million for the nine months ended September 30, 1999. Net cash used in investing activities totaled $63.6 million, primarily due to capital expenditures of $62.4 million, including $15.1 million of purchase deposits on flight equipment.

As of September 30, 1999, the Company had a working capital deficit of $37.9 million versus a $42.5 million deficit on December 31, 1998. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is common in the industry.

As of September 30, 1999, the Company had two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark. The Company used the revolving credit agreement to obtain letters of credit totaling approximately $9.9 million that reduce the amount of available credit. The outstanding letters of credit are used to support financing on the Company's maintenance facility and for various other purposes. The Company borrowed and repaid $10.0 million under the revolving bank credit facility in third quarter 1999 for short-term liquidity needs.

Net cash used for capital expenditures totaled $62.4 million for the nine months ended September 30, 1999. Capital expenditures primarily consisted of aircraft purchases and refurbishment costs. Other capital expenditures included aircraft engine hush kit components, capitalized engine overhauls, acquisition of capitalized spare parts, and construction of new gates at the Milwaukee airport to support the Skyway operation. The Company anticipates full-year capital spending to be approximately $80.0 million, excluding the five regional jets that the Company is in process of acquiring. To date, the Company has leased these aircraft and is planning to finance the remaining delivery in the same manner.

During 1997, the Company executed definitive purchase documents to acquire eight McDonnell Douglas MD-80 series aircraft. The Company financed seven deliveries using internal cash flow, and financed one MD-82 with a twelve-year operating lease in the third quarter 1999.

As of September 30, 1999, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark in return for a guarantee fee paid by the Company. Kimberly-Clark will continue to guarantee these leases until the end of the current lease terms.
None of these jet aircraft leases expires before second quarter 2001.

The Company's Board of Directors has authorized a $15.0 million share-repurchase program. As of September 30, 1999, the Company has purchased a total of 418,625 shares of common stock at a cost of $6.8 million under the program. However, no shares were repurchased during the third quarter.


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

MD-80 Aircraft - During January 1999, Midwest Express placed into service the second and third of eight MD-80 series aircraft the Company agreed to purchase in 1997. The fourth and fifth aircraft were placed into service in April 1999 and August 1999, respectively. The sixth aircraft is currently being refurbished and has a scheduled in-service date of December 1999. The seventh and eighth aircraft were received in the third and early fourth quarter, respectively, and are expected to enter service in the second and third quarter of 2000. The Company has financed seven deliveries with internal cash flow; a sale lease-back transaction was completed in the third quarter 1999 for the eighth aircraft. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in existing or new markets.

In August 1999, the Company signed a letter of intent to acquire four MD-80 series aircraft currently operated by Scandinavian Airlines System and made a $.4 million deposit. A definitive purchase agreement is expected to be completed in November 1999. Assuming successful completion of negotiations, delivery of the aircraft is anticipated to begin in September 2000 and continue through November 2001. After refurbishment and modification, three aircraft are expected to enter scheduled service in 2001, and the last in 2002. The Company expects that this project, including aircraft refurbishment, modification and support equipment, will cost approximately $60.0 million. Financing alternatives are currently being evaluated.

Regional Jets - In third quarter 1999, four of the five Fairchild Aerospace 328JET aircraft the Company agreed to purchase were financed via operating leases. The fifth 328JET aircraft will be financed in the fourth quarter under the same lease structure. Three aircraft were placed in service in October 1999, and the remaining two aircraft are expected to be in service by the end of 1999. The 32-passenger aircraft will replace DC-9 jet service in Grand Rapids and Toronto, provide new service to Pittsburgh, and supplement turboprop service on select flights to four Midwest cities in the fourth quarter 1999 and first quarter 2000. The Company expects that the cost of these five aircraft, including purchase price and support equipment, will total approximately $55.0 million. The Company also holds options for 10 additional jet aircraft to support future growth, which are exercisable after January 1, 2001.

Headquarters Building Expansion - In July 1999, the Company announced it will add a 55,000-square-foot training facility to its Oak Creek, Wisconsin headquarters. Ground breaking for the building took place in October 1999, with facility completion anticipated in August 2000. The Company expects the cost of this project to be approximately $6.0 million and anticipates funding this project by cash flows from operations.

Second Call Center - In July 1999, the Company announced plans for a second reservations call center to be located in the Kansas City. The Company expects the cost of this project to be less than $1.0 million and to be completed in first quarter 2000.

Milwaukee Airport Business Club - In October 1999, the Company announced it will open a business club at General Mitchell International Airport in Milwaukee. The 4,600-square-foot club is expected to open by mid-year 2000. The Company expects the cost of this project to be $.6 million and anticipates funding this project by cash flow from operations.

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

Year 2000 - In January 1998, the Company created an executive oversight committee and a year 2000 project team. With safety of the Company's customers and employees as the highest priority, a comprehensive plan to address issues related to the impact of the year 2000 was developed. The Company's Year 2000 Project involves five phases:
Awareness, Inventory/Assessment, Remediation, Validation and Implementation.

More than 24,000 items have been inventoried and assessed. Items inventoried include, but are not limited to, aircraft components, computers, elevators, jet bridges, ground equipment, telephones, computer applications and HVAC. An extensive review of aircraft components relative to flight safety was conducted and both the Midwest Express fleet of McDonnell Douglas DC-9s and MD-80s, and Skyway Airlines' fleet of 15 Beechcraft 1900Ds are fully year 2000 compliant. Skyway's new fleet of Fairchild 328 regional jets are being delivered year 2000 compliant.

Substantially all internal systems - financial, operational and non-information technology systems - have been inventoried, assessed and remediated. This includes all operational and safety-related systems. The Company's one major internally developed and maintained system which is used for purchasing, inventory, accounts payable, and aircraft maintenance planning and records was remediated, tested and successfully implemented on schedule in September 1999.

The Company realizes that preparedness is also predicated on many external factors. Therefore, the Company is actively contacting suppliers and vendors to evaluate their respective levels of preparedness. All of the Company's critical business partners have been contacted. The Company has received favorable year 2000 readiness responses from all of its mission-critical vendors and suppliers, and continues to follow up to ensure readiness predictions are achieved. These efforts are designed to minimize the extent to which the Company will be vulnerable to suppliers' failure to remediate 2000 issues. The Company has a contingency plan in place for partners who unexpectedly encounter year 2000 issues.

The Company is also actively involved with the Air Transport Association (ATA) in an airline industry effort to identify potential year-2000-related issues within the industry infrastructure, including common vendors, suppliers, airports and government agencies such as the Federal Aviation Administration
(FAA). With the FAA having been certified year 2000 compliant in July, focus has now turned to the nation's airports. Data being accumulated by ATA indicates that airports are making significant progress in achieving year 2000 compliance, and those airports not already compliant have appropriate plans in place to reach year 2000 compliance before year end.

The implications for the Company of the Company, a critical vendor or supplier, the FAA, airports, or other third parties not being prepared for the year 2000 could have a material adverse effect on the Company, resulting in customer inconvenience, increased costs, grounded or delayed flights, or a degraded level of safety. To be prepared to address unexpected occurrences, the remainder of the year will be devoted to reviewing and/or creating, enhancing and testing contingency plans for those scenarios within the Company's control. However, due to the complexity and pervasiveness of the year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that the Company's compliance plan will be achieved, and actual results could differ materially from those expected.

The Company has spent $.7 million through September 1999 on the year 2000 project and estimates that the overall cost associated with year 2000 readiness will be $.8 million, approximately 50% of which is from reallocation of existing internal resources. Costs associated with year 2000 readiness are expensed as incurred and have been funded using internal cash flow.

Other Issues - The Company's Annual Report for the year ended December 31, 1998, disclosed certain issues relating to the maintenance program and sales taxes. These issues remain pending.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

There have been no material changes in the Company's market risk since December 31, 1998.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)   Exhibits
               --------

               (27)  Financial Data Schedule.


         (b)   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Midwest Express Holdings, Inc.
                                         ------------------------------


Date: November 9, 1999                   By /s/  Timothy E. Hoeksema
      ----------------                      ---------------------------------
                                         Timothy E. Hoeksema
                                         Chairman of the Board, President and
                                         Chief Executive Officer


Date: November 9, 1999                   By /s/  Robert S. Bahlman
      ----------------                      ----------------------------------
                                         Robert S. Bahlman
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.           Description
27                    Financial Data Schedule