Form 10-K405
period 1999-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 2000-03-28
CIK 948845

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from  __________ to __________

     Commission file number   1-13934
                            -----------

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
        Common Stock, $.01 par value             New York Stock Exchange
       Preferred Stock Purchase Rights           New York Stock Exchange
     -----------------------------------     -------------------------------
             (Title of class)            (Names of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:      None
                                                           ------------------
                                                            (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  ___X___        No ________

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting and nonvoting common equity held by nonaffiliates as of March 9, 2000: $342.6 million. As of March 9, 2000 there were 14,017,662 shares of Common Stock, $.01 par value, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 26, 2000 are incorporated by reference in Part III.

                         MIDWEST EXPRESS HOLDINGS, INC.
                                    FORM 10-K

                     For the period ended December 31, 1999

                                TABLE OF CONTENTS

PART I                                                                  Page No.
------                                                                  --------

Item 1.      Business                                                       3

Item 2.      Properties                                                     11

Item 3.      Legal Proceedings                                              12

Item 4.      Submission of Matters to a Vote of Security Holders            13

Management - Officers of the Registrant                                     14

PART II
-------

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                            15

Item 6.      Selected Financial Data                                        15

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      16

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk     16

Item 8.      Financial Statements and Supplementary Data                    16

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       16

PART III
--------

Item 10.     Directors and Executive Officers of the Registrant             17

Item 11.     Executive Compensation                                         17

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                     17

Item 13.     Certain Relationships and Related Transactions                 17

PART IV
-------

Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                       17

SIGNATURES                                                                  19

INDEPENDENT AUDITORS' REPORT                                                20

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                             21

EXHIBIT INDEX                                                               22

PART I

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

Item 1. Business

Background

     Midwest Express Holdings, Inc. was reincorporated under the laws of the State of Wisconsin in 1996. Midwest Express Holdings, Inc. is a holding company and its principal subsidiary is Midwest Express Airlines, Inc. ("Midwest Express").

     Midwest Express operates a single-class, premium service passenger jet airline that caters to business travelers and serves major destinations throughout the United States and Toronto, from Milwaukee, Wisconsin; Omaha, Nebraska; and Kansas City, Missouri.

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

     Astral Aviation, Inc. ("Astral"), d/b/a Skyway Airlines ("Skyway"), a wholly owned subsidiary of Midwest Express, began operations in early 1994 by taking over routes that Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Express. Under the agreement, Mesa operated the system beginning in 1989 as "Skyway Airlines" using Midwest Express' airline code.

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

Route Structure and Scheduling

     Bases of Operations

     Midwest Express currently has two bases of operations, Milwaukee and Omaha. As of December 31, 1999, Midwest Express served 28 cities and was the only carrier providing nonstop service between Milwaukee and more than 60% of its core jet routes. Although 11 other jet airlines serve Milwaukee's airport, these carriers generally provide nonstop flights only between Milwaukee and their respective hubs.

     From Omaha, Midwest Express provides nonstop service to Los Angeles, Milwaukee, Newark, Washington, D.C. and Orlando (weekends). Passengers in Omaha can also travel to most other cities in the Midwest Express route system via connections through Milwaukee. Although nine other jet airlines serve Omaha's airport, these carriers (other than Southwest Airlines) provide nonstop flights only between Omaha and their respective operations' hubs.

     Integration of Skyway Operations

     Midwest Express coordinates Skyway's routes and schedules primarily to provide Skyway service to communities where there is the opportunity to complement Midwest Express service by giving passengers on short-haul, low-density routes the ability to connect to Midwest Express flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Skyway also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be a consistent demand for air service even though there is no Milwaukee connection. As of December 31, 1999, Skyway offered flights in 26 markets. In late 1999, four Fairchild Aerospace 328JETs joined Skyway's fleet of 15 Beech 1900D turboprop aircraft; a fifth regional jet joined the Skyway fleet in January 2000.

Customer Service

     Overall

     Midwest Express primarily caters to business travelers and has built its reputation by providing passengers with personal attention, two-across wide leather seats, fine food served on china with complimentary wine or champagne and baked-onboard chocolate chip cookies on luncheon flights - all at competitive fares. Conde Nast Traveler and the Zagat Airline Survey recognize Midwest Express as the best airline in the United States, and Aviation Week & Space Technology has honored Midwest Express as the world's best-managed national airline.

     Midwest Express has accomplished its unique level of customer service through such tangible amenities as a more comfortable seating configuration, quality cuisine, and complimentary wine and champagne, as well as such intangibles as the accommodating attitude of Midwest Express employees. Although Skyway has less opportunity to provide premium inflight service due to the limited duration of its flights, it also focuses on superior customer service in the regional airline industry.

     Premium Seating

     Each Midwest Express aircraft is configured with two leather-covered seats on each side of the aisle that are larger than coach seats on most other airlines (21 inches wide at the seat cushion compared to standard coach seats that are 17 to 18 inches wide). There are no middle seats. The number of seats in each aircraft is about 20% less than the number of seats that major airlines typically install in the same type of aircraft.

     Dining Services

     The high quality of Midwest Express cuisine has been recognized repeatedly in customer surveys. Breakfast and dinner menus typically consist of a choice of two entrees. Midwest Express offers complimentary champagne on breakfast flights and complimentary wine on other flights. Midwest Express spends about twice as much per revenue passenger meal compared to the industry average for major carriers.

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

Marketing

     Travel Agency Relationships

     Midwest Express sells approximately 67% of its tickets through travel agents. The Company maintains its own reservations center at its headquarters. As with most travel agencies, the Company's reservations center obtains airline information, makes reservations and sells tickets for Midwest Express and Skyway flights through a computer reservation system ("CRS"). The Company has a contract to use the SABRE CRS until 2001. Effective February 1, 1999, the Company placed a cap on travel agent commissions of $25 for a one-way ticket and $50 per roundtrip. Effective October 19, 1999, the Company implemented a new commission rate structure that reduced base commissions from 8% to 5%, with the maximum commission remaining. This commission structure is similar to that of most other airlines. The Company realized more revenue in 1999 than in previous years from direct sales via the Company's reservation center, Web site and ticket counters.

     Frequent Flyer Program

     The Company operates a frequent flyer program (the "Frequent Flyer Program") under which mileage credits are earned by flying on Midwest Express, Skyway or other participating airlines (including Swissair, Virgin Atlantic and Northwest) and by using the services of participating hotels (including Hilton, Hyatt, Loews, Radisson, Swissotel and Wyndham), car rental firms (including Avis, Hertz and National), MCI telecommunications, Elan MasterCard(R) and other program partners. Members can redeem Frequent Flyer Program miles for travel on Midwest Express or Skyway (20,000 miles for a free roundtrip ticket or 15,000 miles for a companion ticket), or other participating airlines. In addition to free travel, miles can be redeemed at participating hotels, car rental firms and other program partners. The program is designed to enhance customer loyalty and thereby retain and increase the business of frequent travelers by offering incentives for their continued patronage. The Frequent Flyer Plus Plan offers additional benefits and rewards to members flying at least 20,000 miles or 25 one-way trips in a calendar year.

     The Company's Frequent Flyer Program includes a marketing agreement whereby members in Northwest Airlines' WorldPerks Frequent Flyer Program and Midwest Express' Frequent Flyer Program members maintain their separate accounts, but can redeem award travel on either carrier. The Company also operates the Midwest Express MasterCard program in conjunction with Elan Financial Services of Illinois ("Elan"). The program allows Midwest Express to offer a co-branded credit card to its Frequent Flyer Program members and other members of the public to induce them to become Frequent Flyers. The Company generates income by selling Frequent Flyer miles to Elan, which in turn awards the miles to cardholders for purchases made with their credit cards.

     As of year-end 1999 and 1998, the Company had approximately 1,183,000 and 1,050,000 members enrolled in its Frequent Flyer Program, respectively. The Company estimates that as of December 31, 1999 and 1998, the total available awards under the Frequent Flyer Program were 116,000 and 110,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 46,000 and 31,000 during 1999 and 1998, respectively. Free travel awards accounted for approximately 4% of the total Company revenue passenger miles during 1999. Because Midwest Express controls the number of seats available for free travel on each flight, it does not believe that the use of Frequent Flyer Program awards results in a significant displacement of revenue passengers.

     Miles accrued in a member's account will expire unless there is qualifying activity in the Frequent Flyer Program account within a 36-month period. Qualifying activity includes flights on Midwest Express and/or Skyway, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive.

     The Company accounts for its Frequent Flyer Program obligations on the accrual basis using the incremental cost method. This method requires accrual of the average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost includes the cost of meals, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The accrual is based on estimated redemption percentages applied to actual mileage recorded in members' accounts. For purposes of calculating the Frequent Flyer Program accrual, the Company anticipates that approximately 72% of outstanding awards will be redeemed.

     Codesharing Agreements

     In 1999, Midwest Express continued a one-year renewable codesharing agreement with American Eagle that was originally established in 1998. Either party can cancel the agreement upon 180 days notice. Under the agreement, Midwest Express provides passengers with jet service to Los Angeles and Dallas/Ft. Worth, and American Eagle provides passengers with connecting service from Los Angeles to seven cities in California, and from Dallas/Ft. Worth to 34 cities in the southern and south central United States. Both the Midwest Express and American Eagle segments are designated in computer reservation systems with Midwest Express airline codes.

Related Business

     The Company also offers ancillary airline services directly to customers, including freight services and aircraft charters. The freight business consists of transporting freight, United States mail and counter-to-counter packages on regular passenger flights.

     Midwest Express operates a DC-9-30 jet aircraft configured specifically for the purpose of providing charter services. The primary customers of aircraft charter services are athletic teams, business groups and tour operators. The Company also generates revenue from inflight sales and from providing aircraft ground handling and aircraft maintenance services for other airlines.

Competition

     The Company competes with other air carriers on all routes it serves. Many of the Company's competitors have elaborate route structures that transport passengers to hub airports for transfer to many destinations, including those served by Midwest Express and Skyway. Some competitors offer flights from cities served by Midwest Express to more than one of their hub airports, permitting them to compete in markets by offering multiple routings. For many markets that Midwest Express serves from Milwaukee and Omaha, the competition does not provide nonstop service, but that condition could change. In some markets, Midwest Express and Skyway also compete against ground transportation.

     The Company has the largest market share of passengers at Milwaukee. In 1999, the Company carried 34.9% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second largest share, carried 20.8%. In 1999, Midwest carried 6.3% of the passengers boarded in Omaha, compared to 24.0% boarded by United Airlines and 15.2% by Southwest Airlines, the carriers with the two largest market shares of passengers.

     In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower-cost alternative to air travel.

Employees

     As of December 31, 1999, Midwest Express had 2,703 employees (435 of whom were part-time and 55 of whom were intermittents) and Skyway had 476 employees (117 of whom were part-time). The categories of employees were as indicated in the following table:

                                       Employees as of December 31, 1999
                                     -------------------------------------
                                           Midwest
          Employee Categories              Express            Skyway
          -------------------              -------            ------
          Flight Operations                   394               170
          Inflight                            441                14
          Passenger Services                  786               187
          Maintenance                         453                49
          Reservations and Marketing          385                 -
          Accounting and Finance              113                 5
          Administrative                      131                51
                                           ------             -----
          Total                             2,703               476
                                           ======             =====

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

     Labor Relations

     In January 1998, Skyway's pilots, represented by the Air Line Pilots Association ("ALPA"), a labor union, ratified a four-year labor contract. In February 2000, Midwest Express' pilots, represented by ALPA, ratified a five-year contract. In April 1999, Midwest Express' flight attendants elected the Association of Flight Attendants (AFL-CIO), a labor union, for representation in collective bargaining. Negotiations currently are in progress.

Regulation

     General

     The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, CRS, and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It is also authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

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

     The Company also is subject to regulation and/or oversight by federal agencies other than the DOT and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; and the use of radio facilities is regulated by the Federal Communications Commission. Also, the Company is generally regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure the Company's compliance with U.S. immigration, customs and import laws.

     Noise Abatement

     The federal Airport Noise and Capacity Act of 1990 ("ANCA") was intended to convert the nation's commercial jet service to quieter Stage III operations by requiring phaseout of Stage II operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. Midwest Express complies with ANCA by operating a fleet that is 100% Stage III compliant.

     ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures that do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, prohibition on operations during night-time hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. While the Company has had sufficient operational and scheduling flexibility to accommodate local noise restrictions imposed to date, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

     Safety

     In compliance with FAA regulations, the Company's aircraft are subject to many different levels of maintenance or "checks," and periodically go through complete overhauls. The FAA monitors maintenance efforts with FAA representatives typically on site. The regulations that govern aircraft with 30 seats or fewer had been less stringent than the regulations applicable to aircraft with more than 30 seats.

     Slots

     The FAA's regulations currently permit the buying, selling, trading and leasing of certain airline slots at Chicago's O'Hare, New York's La Guardia and Kennedy International, and Washington D.C.'s Reagan airports. A slot is an authorization to schedule a takeoff or landing at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disallow any such transfer.

     The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bi-monthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, the slot regulations provide that the FAA may withdraw at any time and without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation). Midwest Express' ability to increase its level of operations at these cities is affected by the number of slots available for takeoffs and landings.

Aircraft Fuel

     Because fuel costs constitute a significant portion of the Company's operating costs (approximately 14% and 13% in 1999 and 1998, respectively), significant changes in fuel costs can materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of the Company's fleet. See "Item 2. Properties - Fleet Equipment." The Company has periodically entered into short-term hedge agreements, which as of December 31, 1999 were not material, in an attempt to reduce its exposure to jet fuel price fluctuations. As of December 31, 1999 the Company hedged approximately 25% of its first quarter 2000 fuel requirements.

Year 2000

     The Company successfully completed the Year 2000 rollover. The Company spent $.8 million to achieve Year 2000 readiness. The Company estimates lost revenue as a result of some passengers avoiding travel in the last week of December 1999 and the first week of January 2000 due to the millennium change was approximately $.7 million. The Company had no significant occurrences associated with the millennium rollover and does not anticipate any future interruptions in operations as a result of the processing or display of date/time data.


Item 2. Properties

Fleet Equipment

     As of December 31, 1999, Midwest Express' fleet in service consisted of 32 McDonnell Douglas jet aircraft, including eight DC-9 series 10 aircraft, 16 DC-9 series 30 aircraft, two MD-88 aircraft, three MD-81 aircraft and three MD-82 aircraft. All aircraft meet Stage III noise requirements. None of the aircraft owned by Midwest Express is subject to liens to secure obligations.

                  MIDWEST EXPRESS AIRLINES AIRCRAFT IN SERVICE
                  --------------------------------------------

           Type            Seats        Owned          Leased       Total
           ----            -----        -----          ------       -----
          DC-9-10           60            8               -           8
          DC-9-30           84*           6              10          16
          MD-88            112            -               2           2
          MD-81/82         116            5               1           6
                                          -               -           -
          Total                          19              13          32

     *One aircraft is reconfigured to 60 seats and is primarily used for charter flights.


     The MD-82 lease and the two MD-88 aircraft leases expire in 2011. Ten DC-9-30 operating leases expire as follows: three in 2001, four in 2006, one in 2007 and two in 2008. During 1999 Midwest Express placed into service five MD-80 series aircraft the Company agreed in 1997 to purchase from Japan Air Systems. Two MD-80 series aircraft were received in the fourth quarter of 1999 and will enter service in the second and third quarter 2000. The Company has financed four deliveries with internal cash flows; a sale-leaseback was completed in 1999 for one aircraft.

     In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft currently operated by Scandinavian Airlines System. Delivery of the aircraft is expected to begin in September 2000 and continue through November 2001. After refurbishment and modification, three aircraft are expected to enter scheduled service in 2001, and the last in 2002. The Company expects that this project, including aircraft acquisition, refurbishment, modification and support equipment, will cost approximately $60 million. Financing alternatives are currently being evaluated. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in new markets.

     Skyway acquired 15 new Beech 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. Each of these aircraft has 19 passenger seats. During 1996, Skyway sold and leased back these aircraft from a group of six financial institutions with lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008.

     In 1999, Skyway acquired five 32-passenger Fairchild Aerospace 328JET aircraft. The five aircraft were financed via operating leases from one financial institution; with expiration dates all occurring in 2016. Four aircraft were placed in service in late 1999. The Company holds options to acquire 10 additional aircraft, with delivery dates beginning January 1, 2001.

Facilities

     The Company has secured long-term use of gates and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 19 gates at the Milwaukee airport, including ticket counters, baggage handling and operations space. In 1988, the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport for an initial term of five years ending March 31, 1993 which allows the Company to exercise a series of 11 additional five-year options to extend the lease.

     In October 1998, Midwest Express moved into a newly constructed 97,000-square-foot maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport. The new structure is used to handle maintenance support for its current fleet and planned growth. The City of Milwaukee issued variable-rate-demand industrial development revenue bonds to finance the cost of the $8.2 million project. The Company's variable rent payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term.

     In August 1997, the Company purchased its headquarters building, which it had previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. As of December 31, 1999, $3.1 million of long-term debt remained.

     In 11 of the other 28 cities Midwest Express served as of December 31, 1999, gates at the airport were leased directly from the airport authority. In 15 cities, Midwest Express subleased gates from other carriers. In Omaha, Midwest Express has exclusive rights to two gates.

     Skyway has secured long-term leases of facilities at General Mitchell International Airport. Skyway owns an aircraft maintenance and office facility at the Milwaukee airport. The land on which this facility is located is leased from Milwaukee County until 2010. Skyway also owns a headquarters building, which is located off airport grounds. Skyway currently operates from four gates; one gate is leased directly from Milwaukee County and the other three are subleased from Midwest Express.

Item 3. Legal Proceedings

     During 1996, the Wisconsin Department of Revenue asserted that Midwest Express should pay Wisconsin sales taxes in connection with its purchase of meals from its food caterer. A petition for review with the Wisconsin Tax Appeals Commission is pending. While Midwest Express does not believe any such tax is payable, if the Department of Revenue successfully asserts its position, then Midwest Express would be liable for back taxes and associated interest of approximately $.9 million, and would have to pay approximately $.3 million in additional sales tax annually in the future.

     In December 1999, Midwest Express commenced an action in the United States District Court for the Central District of California. The defendant in the action is Pacific Skyway, Inc. Midwest Express alleges that Pacific Skyway, Inc. has infringed Midwest Express' service mark rights in the mark SKYWAY, committed acts of unfair competition and diluted its service mark rights through the use of the service mark PACIFIC SKYWAY for providing air passenger transportation services.

     The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter 1999.

     MANAGEMENT

Officers of the Registrant

     The executive officers and other officers of the Company as of March 9, 2000, together with their ages, positions and business experience are described below:

        NAME            AGE                    POSITION
        ----            ---                    --------

Timothy E. Hoeksema     53       Chairman of the Board, President, Chief
                                   Executive Officer and Director

Brenda F. Skelton       44       Senior Vice President-Marketing and Director

Robert S. Bahlman       41       Senior Vice President, Chief Financial Officer
                                   and Controller

Carol  N. Skornicka     58       Senior Vice President-Corporate Development,
                                   General Counsel and Secretary

David C. Reeve          54       Senior Vice President-Operations

William E. Brown        37       Vice President-Technical Services

Michael W. Mooney       45       Vice President-Planning and Pricing

Christopher D. White    37       Vice President-Safety and Regulatory Compliance

Dennis J. O'Reilly      44       Treasurer

     Timothy E. Hoeksema has been a Director, Chairman of the Board, President and Chief Executive Officer of the Company since 1983. Mr. Hoeksema was appointed President-Transportation Sector of Kimberly-Clark in 1988 and resigned from all positions with Kimberly-Clark in 1995.

     Brenda F. Skelton has served as the Senior Vice President of Marketing and Director since 1998 and Senior Vice President of Marketing and Customer Service and Director from 1995-98. Prior to that, Ms. Skelton served as Vice President of Marketing from February 1993-95.

     Robert S. Bahlman has served as the Senior Vice President, Chief Financial Officer and Controller since February 1999. Mr. Bahlman served as Senior Vice President, Chief Financial Officer, Treasurer and Controller from 1998-99; as Vice President, Chief Financial Officer, Treasurer and Controller from 1996-98; as Controller from 1995-96; and as Financial Manager from 1990-95.

     Carol N. Skornicka has served as Senior Vice President of Corporate Development, Secretary and General Counsel since 1998. Ms. Skornicka served as Vice President, General Counsel and

Secretary from 1996-98. She formerly served as Secretary of the Wisconsin Department of Industry, Labor and Human Relations from 1991-96.

     David C. Reeve has served as Senior Vice President of Operations of Midwest Express since 1998. Mr. Reeve has served as President and Chief Executive Officer of Astral Aviation - which operates Skyway - since 1997 and will continue to serve in that dual capacity until a replacement is named. Before joining the Company, Mr. Reeve served as Director of Flight Operations for DHL Airways from 1991-97.

     William E. Brown has served as Vice President of Technical Services since October 1999. Before joining the company, he served American Airlines as Senior Manager Engine Repair from 1998-99; Composite Repair Manager from 1997-98; MD-11 and DC-10 Product Manager from 1995-97; Manager Component Maintenance from 1993-95; RB211 Engine Shop Supervisor from 1991-93; Maintenance Instructor MD-80 and All Engine Products from 1987-91; and Mechanic Engine Shop from 1986-87.

     Michael W. Mooney has served as Vice President of Planning and Pricing since February 1999. Mr. Mooney served as Director of Planning and Pricing from 1993-99, and as Manager of Pricing and Scheduling from 1985-93.

     Christopher D. White has served as Vice President of Safety and Regulatory Compliance since February 1999. Mr. White served as Director of Safety and Regulatory Compliance from 1996-99; Manager of Internal Safety in 1996; Internal Safety Evaluation Coordinator from 1995-96; Special Project Coordinator from 1994-95; and Research Analyst from 1992-94.

     Dennis J. O'Reilly has served as Treasurer and Director of Investor Relations since February 1999. Mr. O'Reilly served as Assistant Treasurer from 1996-99, and Business Analyst from 1990-96.


PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The information required in this Item is incorporated by reference to discussions of the share repurchase program in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 and to Shareholder Information on page 36 of the Company's 1999 Annual Report to Shareholders, Exhibit 13.

Item 6. Selected Financial Data

     The information required in this Item is incorporated by reference to page 18 of the Company's 1999 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides additional guidance regarding when revenue is realized, earned and appropriately recognized. The Company expects this guidance will be applicable to revenue recognition related to the sale of frequent flyer miles to frequent flyer partners. The Company is currently in the process of evaluating the accounting and disclosure effects of SAB 101 and is anticipating the adoption of any changes in policies to comply in the first quarter 2000. The Company expects the cumulative effect of this change will result in a material charge to earnings in first quarter 2000.

     Additional information required in this Item is incorporated by reference to pages 19 through 35 of the Company's 1999 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposures include commodity price risk (i.e. aircraft fuel prices) and interest rate risk. The Company's operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. Any premiums paid to enter into option contracts are recorded as prepaid expense and amortized to fuel expense over their respective option life. For 1999, aircraft fuel and oil and associated taxes (including the effect of any hedging) represented 13.8% of the Company's total operating expenses. Based on the Company's fiscal 2000 fuel consumption estimate of 97 million gallons, a one-cent change in the average annual price per gallon of aviation fuel would increase the Company's fuel expense by approximately $1.0 million. As of December 31, 1999, the Company hedged approximately 25% of its first quarter 2000 fuel requirements.

     Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investment portfolios and its interest expense from floating debt instruments. Market risk associated with the Company's long-term debt is the potential increase in fair value resulting from a decrease in interest rates. A 10% change in interest rates would not have a material impact on the Company's interest expense associated with fixed or variable rate debt. If short-term interest rates average 10% more in 2000 than they did during 1999, there would be no material impact on the Company's interest income.

Item 8. Financial Statements and Supplementary Data

     The information required in this Item is incorporated by reference to pages 24 through 36 of the Company's 1999 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required in this Item is set forth under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," incorporated herein by reference to pages 1 through 4 and page 12, respectively, of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000, and "Management - Officers of the Registrant" in Part I, Item 4.


Item 11. Executive Compensation

     The information required in this Item is set forth under the heading "Executive Compensation," incorporated herein by reference, to pages 7 through 14 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required in this Item is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference to pages 5 and 6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000.

Item 13. Certain Relationships and Related Transactions

     Not applicable.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

     The consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, together with the report thereon of Deloitte & Touche LLP, dated January 28, 2000, appear on pages 25 through 35 of the Company's 1999 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2) Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts

     Schedules not included have been omitted because they are not applicable.

(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

(c) Exhibits:

     The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDWEST EXPRESS HOLDINGS, INC.
                                        ----------------------------------------
                                        Registrant

March 27, 2000                          By /s/ TIMOTHY E. HOEKSEMA
-------------------                     ----------------------------------------
                                           Timothy E. Hoeksema
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.


/s/ TIMOTHY E. HOEKSEMA           Chairman of the Board of Directors,
-------------------------------   President and Chief Executive Officer
 Timothy E. Hoeksema              (Principal Executive Officer)


/s/ ROBERT S. BAHLMAN             Senior Vice President, Chief Financial Officer
-------------------------------   and Controller
 Robert S. Bahlman                (Principal Financial and Accounting Officer)


/s/ BRENDA F. SKELTON             Senior Vice President-Marketing and Director
-------------------------------
 Brenda F. Skelton


/s/ JOHN F. BERGSTROM             Director
-------------------------------
 John F. Bergstrom


/s/ OSCAR C. BOLDT                Director
-------------------------------
 Oscar C. Boldt


/s/ JAMES G. GROSKLAUS            Director
-------------------------------
 James G. Grosklaus


/s/ ULICE PAYNE, JR.              Director
-------------------------------
 Ulice Payne, Jr.


/s/ SAMUEL K. SKINNER             Director
-------------------------------
 Samuel K. Skinner


/s/ RICHARD H. SONNENTAG          Director
-------------------------------
 Richard H. Sonnentag


/s/ FREDERICK P. STRATTON, JR.    Director
-------------------------------
 Frederick P. Stratton, Jr.


/s/ DAVID H. TREITEL              Director
-------------------------------
 David H. Treitel


/s/ JOHN W. WEEKLY                Director
-------------------------------
 John W. Weekly

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.
Oak Creek, Wisconsin

We have audited the consolidated financial statements of Midwest Express Holdings, Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 28, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Midwest Express Holdings, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



/s/Deloitte & Touch LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

January 28, 2000

Schedule II


                         MIDWEST EXPRESS HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at       Additions        Deductions        Balance at
                                         Beginning        Charged to         from             End of
                                          of Year          Expense          Reserve             Year
                                       -------------------------------------------------------------------
Allowance for doubtful accounts:
    Year ended December 31, 1999          $251,000         $123,000        $(208,000)         $166,000
    Year ended December 31, 1998          $231,000         $102,000        $ (82,000)         $251,000
    Year ended December 31, 1997          $207,000         $400,000        $(376,000)         $231,000


                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                   -------------------------------------------

       Exhibit No.                      Description
       -----------                      -----------

          (3.1) Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

          (3.2) Bylaws of the Company as amended through April 29, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (file no. 1-13934)).

          (3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to
                    Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

          (4.1) Credit Agreement among Firstar Bank, National Association as successor in interest to Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; Bank One, Milwaukee, N.A.; and the Company dated September 27, 1995 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

          (4.2) Credit Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

          (4.3) Rights Agreement, dated February 14, 1996, between the Company and Firstar Bank, National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).

          (4.4) Amendment to the Rights Agreement, dated April 19, 1996, between the Company and Firstar Bank, National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).

          (4.5) Second Amendment to Credit Agreement, dated as of April 30, 1997, amending the Credit Agreement dated September 27, 1995, as amended to date, among the Company; Firstar Bank, National Association as successor in interest to Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; and Bank
                    One, Milwaukee, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-13934)).

          (10.1) Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988 (incorporated by reference to
                    Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-95212) (the "S-1")).

          (10.2)    Airline  Lease as  amended,  between  Milwaukee  County  and
                    Midwest Express, dated October 1, 1984 (incorporated by reference to Exhibit 10.5 to the S-1).

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

          (10.6) Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., the Company, Midwest Express and Astral dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

          (10.7) Guarantee Fee Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

          (10.8) Employee Matters Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).

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

          (10.12)+ Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest Express, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

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

          (10.17)* Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema, Brenda
                    F. Skelton and Carol N. Skornicka (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

          (10.18)* Form of Key Executive Employment and Severance Agreement between the Company and each of Robert S. Bahlman, David C. Reeve and Dennis J. O'Reilly (incorporated by reference to
                    Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).

          (10.19) Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).

          (10.20) Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).

          (13) The 1999 Annual Report to Shareholders (to the extent incorporated by reference herein).

          (23)      Consent of Deloitte & Touche LLP, Independent Auditors.

          (27)      Financial Data Schedule.

-----------------------

     *   A management contract or compensatory plan or arrangement.

     + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.