Form 10-Q
period 2000-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 2000-05-15
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________to____________________

     Commission file number      1-13934
                                 -------


                         MIDWEST EXPRESS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                    39-1828757
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                            6744 South Howell Avenue
                           Oak Creek, Wisconsin 53154
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                  414-570-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No
                                -----         -----

As of April 30, 2000, there were 14,022,342 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 2000


                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                        Page No.

Item 1.  Financial Statements (unaudited)
-------  --------------------------------

         Consolidated Statements of Income                                     3

         Condensed Consolidated Balance Sheets                                 4

         Consolidated Statements of Cash Flows                                 5

         Unaudited Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Results of                    9
-------  --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Item 3.  Quantitative and Qualitative Disclosure about Market Risk            16
-------  ---------------------------------------------------------


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                     17
-------  --------------------------------

SIGNATURES                                                                    18

Part I Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               2000       1999
                                                               ----       ----
Operating revenues:
  Passenger service......................................... $ 96,165   $88,862
  Cargo ....................................................    2,896     3,033
  Other ....................................................    7,703     6,986
                                                             --------   -------
    Total operating revenues................................  106,764    98,881
                                                             --------   -------

Operating expenses:
  Salaries, wages and benefits..............................   35,575    29,021
  Aircraft fuel and oil.....................................   20,006    10,356
  Commissions...............................................    5,822     7,068
  Dining services...........................................    5,466     5,198
  Station rental, landing and other fees....................    8,771     8,003
  Aircraft maintenance materials and repairs................   11,978    10,378
  Depreciation and amortization.............................    3,913     2,970
  Aircraft rentals..........................................    6,194     4,890
  Other.....................................................   11,666     9,732
                                                               ------     -----
    Total operating expenses................................  109,391    87,616
                                                             --------   -------
Operating (loss) income.....................................   (2,627)   11,265
                                                             --------   -------

Other income (expense):
  Interest income...........................................      225       207
  Interest expense..........................................      (66)      (69)
  Other.....................................................      (18)      (38)
                                                             --------   --------
    Total other income (expense)............................      141       100
                                                             --------   --------

(Loss) income before income taxes and
  cumulative effect of accounting changes...................   (2,486)   11,365
Provision for income taxes  (credit)........................     (924)    4,262
                                                             --------   --------
(Loss) income before cumulative effect of
  accounting changes........................................ $ (1,562)  $ 7,103
Cumulative effect of accounting changes,
  net of applicable income taxes of $2,768..................   (4,713)        -
                                                             --------   -------
Net (loss) income........................................... $ (6,275)  $ 7,103
                                                             ========   =======

(Loss) income per common share - basic:
  (Loss) income before cumulative effect
    of accounting changes................................... $   (.11)  $   .50
  Cumulative effect of accounting changes, net..............     (.34)        -
                                                             --------   -------
  Net (loss) income......................................... $   (.45)  $   .50
                                                             ========   =======
(Loss) income per common share - diluted:
  (Loss) income before cumulative effect of
    accounting changes...................................... $   (.11)  $   .50
  Cumulative effect of accounting changes, net..............     (.34)        -
                                                             --------   -------
  Net (loss) income......................................... $   (.45)  $   .50
                                                             =========  =======

                 See notes to consolidated financial statements.

Part I Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          2000         1999
                                                      (Unaudited)
                                                      -----------   ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents.......................... $ 20,328        $ 16,049
  Accounts receivable:  less allowance for
    doubtful accounts of $154 and $166 at
    March 31, 2000 and  December 31, 1999,
    respectively.....................................    9,797          10,237
  Inventories........................................    7,052           7,270
  Prepaid expenses...................................    6,504           4,645
  Deferred income taxes..............................    7,528           4,687
                                                      --------        --------
    Total current assets.............................   51,209          42,888
Property and equipment, at cost......................  305,104         308,418
  Less accumulated depreciation and amortization.....   92,945          96,969
                                                      --------        --------
Net property and equipment...........................  212,159         211,449
Landing slots and leasehold rights, net..............    4,159           4,244
Purchase deposits on flight equipment................    2,250           2,000
Other assets.........................................    3,213           3,248
                                                      --------        --------
Total assets......................................... $272,990        $263,829
                                                      ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................... $  7,892        $  4,796
  Air traffic liability..............................   55,366          36,428
  Accrued liabilities................................   33,322          38,718
                                                      --------        --------
    Total current liabilities........................   96,580          79,942
Long-term debt.......................................    3,031           3,068
Deferred income taxes................................   13,143          14,283
Noncurrent scheduled maintenance expense.............    9,794          16,991
Accrued pension and other postretirement benefits....    9,928           9,115
Deferred frequent flyer partner revenue..............    6,601               -
Other noncurrent liabilities.........................    6,525           6,891
                                                      --------        --------
Total liabilities.................................... $145,602        $130,290
Shareholders' equity:
  Preferred stock, without par value,
    5,000,000 shares authorized, no shares
    issued or outstanding............................      n/a             n/a
  Common stock, $.01 par value, 25,000,000
    shares authorized, 14,543,231 shares
    issued in 2000 and 14,543,231 shares
    issued in 1999...................................      145             145
  Additional paid-in capital.........................   11,208          11,147
  Treasury stock, at cost; 525,569 shares in
    2000 and 531,104 shares in 1999..................  (10,689)        (10,752)
  Retained earnings..................................  126,724         132,999
                                                      --------        --------
Total shareholders' equity...........................  127,388         133,539
                                                      --------        --------
Total liabilities and shareholders' equity........... $272,990        $263,829
                                                      ========        ========

                 See notes to consolidated financial statements.

Part I Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                              2000       1999
                                                              ----       ----
Operating activities:
  Net (loss) income........................................ $(6,275)   $  7,103
  Items not involving the use of cash:
    Cumulative effect of accounting changes, net...........   4,713           -
    Depreciation and amortization..........................   3,913       2,970
    Deferred income taxes..................................  (3,981)       (110)
    Other..................................................   1,071       1,233
  Changes in operating assets and liabilities:
    Accounts receivable....................................     440        (405)
    Inventories............................................     218        (354)
    Prepaid expenses.......................................  (1,859)       (958)
    Accounts payable.......................................   3,096         891
    Deferred frequent flyer partner revenue................     235           -
    Accrued liabilities....................................     734         186
    Air traffic liability..................................  10,823       6,107
                                                            -------    --------
    Net cash provided by operating activities..............  13,128      16,663
                                                            -------    --------
Investing activities:
  Capital expenditures.....................................  (9,143)    (26,337)
  Purchase deposits on flight equipment....................    (250)       (900)
  Other....................................................       6        (791)
                                                            -------    --------
  Net cash used in investing activities....................  (9,387)    (28,028)
                                                            -------    --------
Financing activities:
  Proceeds from sale and leaseback transactions............       -         951
  Other....................................................     538       3,205
                                                            -------    --------
Net cash provided by financing activities..................     538       4,156
                                                            -------    --------
Net increase (decrease) in cash and cash equivalents.......   4,279      (7,209)
Cash and cash equivalents, beginning of period.............  16,049      13,455
                                                            -------    --------
Cash and cash equivalents, end of period................... $20,328    $  6,246
                                                            =======    ========

Supplemental schedule of investing activities:
  Transfer of flight equipment from purchase
    deposits to property and equipment.....................       -    $ 10,466

                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

 1.  Business and Basis of Presentation

     The consolidated financial statements for the three-month period ended March 31, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

 2.  New Accounting Standards

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently in the process of evaluating the accounting and disclosure effects of this Statement, and anticipates adopting the Statement in the first quarter of 2001.

 3.  Reclassifications

     Certain reclassifications have been made in prior year financial statements to conform to the current year's presentation.

 4.  Cumulative Effect of Accounting Changes

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from frequent flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company has changed its method used to account for the sale of frequent flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized when transportation is provided to the passenger. The cumulative effect of this change is an unfavorable adjustment of

     ($7.8)  million,   net  of  tax.  The  Company   believes  the  new  method
     appropriately matches revenues in the period in which services are provided.

     The Company also changed its accounting policy associated with major maintenance on airframes. In the past, major airframe costs were either (1) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or (2) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Effective first quarter 2000, in conjunction with the Company's efforts to divide major maintenance events into smaller, more frequent events, the Company will record airframe maintenance costs as they are incurred. Costs associated with major maintenance on aircraft engines will continue to use the existing approach. In first quarter 2000, the Company recorded a favorable adjustment of $3.1 million, net of tax, for the cumulative effect of the change for prior years.

     The pro forma results, assuming that accounting changes were applied retroactively, are shown below (in thousands, except per share data):


                  Three months ended March 31, 1999 (unaudited)

                                                                          As
                                                              Pro     Previously
                                                             Forma     Reported
                                                             -----    ----------
     Income before cumulative effect of accounting
       changes...........................................   $ 7,103    $ 7,103
     Earnings per common share...........................   $   .50    $   .50
     Earnings per common share assuming dilution.........   $   .50    $   .50

     Net income..........................................   $ 7,826    $ 7,103
     Earnings per common share...........................   $   .55    $   .50
     Earnings per common share assuming dilution.........   $   .55    $   .50

 5.  Segment Reporting

     Midwest Express Airlines, Inc. ("Midwest Express") and Astral Aviation, Inc. doing business as Skyway Airlines ("Astral"), constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Financial information for the three months ended March 31 on the two operating segments, Midwest Express and Astral, follows (in thousands):


                               Midwest
2000                           Express     Astral    Elimination   Consolidation
----                           -------     ------    -----------   -------------
Operating revenues............$ 94,511    $13,144     $   (891)      $106,764
Operating (loss)..............    (815)    (1,812)           -         (2,627)
Depreciation and
  amortization expenses.......   3,593        320            -          3,913
Interest income...............     225        147         (147)           225
Interest expense..............     213          -         (147)            66
(Loss) before income taxes
  and cumulative effect of
  accounting changes..........    (820)    (1,666)           -         (2,486)
Provision for income taxes
  (credit)....................    (303)      (621)           -           (924)
Cumulative effect of
  accounting changes, net
  of applicable taxes.........  (4,713)         -            -         (4,713)
Total assets.................. 260,173     24,652      (11,835)       272,990
Capital expenditures..........$  8,453    $   690     $      -       $  9,143



                                Midwest
2000                            Express   Astral     Elimination   Consolidation
----                            -------   ------     -----------   -------------
Operating revenues............ $ 89,840   $ 9,892     $   (851)      $ 98,881
Operating income..............   11,196        69            -         11,265
Depreciation and
  amortization expenses.......    2,771       199            -          2,970
Interest income...............      207       132         (132)           207
Interest expense..............      201         -         (132)            69
Income before income taxes ...   11,164       201            -         11,365
Provision for income taxes....    4,186        76            -          4,262
Total assets..................  226,507    21,092      (10,813)       236,786
Capital expenditures.......... $ 25,540   $   797     $      -       $ 26,337

Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations

Overview

The Company's first quarter 2000 operating loss was ($2.6) million, a decrease of $13.9 million from the first quarter 1999 operating income of $11.3 million. Net loss for the quarter was ($6.3) million, which was $13.4 million less than net income in the first quarter 1999. Year-to-date net loss per share on a diluted basis was ($.45), a $.95 decrease over 1999 net income per diluted share of $.50.

The Company's total revenue in the first quarter increased $7.9 million, or 8.0%, compared to the first quarter 1999. Traffic, as measured in scheduled service revenue passenger miles ("RPM"), increased 5.9% in the first quarter while scheduled service capacity increased 8.5%. Capacity at Skyway Airlines increased 44.6% as five regional jets were in service compared to none in first quarter 1999. Capacity at Midwest Express increased 6.5% due to the addition of three MD-80 aircraft in scheduled service. Capacity at both operating units was constrained by a shortage of pilots, which resulted in abnormally low aircraft utilization. While both airlines have been able to hire sufficient pilots, both have experienced problems in training the number of pilots needed to support the growth plan. Traffic increased at Midwest Express and Skyway 4.8% and 31.0% respectively. Traffic was reduced the first few weeks in January due to passenger concerns about the millennium rollover. Traffic in February and March was reduced due to the threat of a pilots' strike at Midwest Express. Finally, capacity and traffic were affected by a high number of flight cancellations in the quarter. Skyway cancelled 850 flights, about 500 due to weather and most of the others due to crew shortages. Midwest Express cancelled 462 flights, mostly due to weather.

Revenue yield increased .3% at Midwest Express and 1.8% at Skyway. Competitive pricing pressures reduced yield in several markets, but was more than offset by the $10 fuel surcharge implemented on ticket sales effective February 1, 2000.

The Company's operating costs increased by $21.8 million, or 24.9%. On a cost per available seat mile basis, costs increased 13.7% at Midwest Express (4.2% excluding the impact of higher fuel prices) and 5.6% at Skyway ((.4%) excluding fuel price changes). Higher fuel prices caused costs to increase $9.0 million, as into-plane cost per gallon increased almost 80%. Unit costs also increased due to reduced aircraft utilization caused by the shortage of pilots at both airlines. In addition, pilot costs increased at Midwest Express due to a 2.5% contract signing bonus, increased wage rates associated with the new contract, and the implementation of the new FAA mandated interpretation of crew reserve rest rules. This effectively added 18 pilots with no increased flying. Additional detail on cost changes is included in subsequent sections.

Operating Statistics

The following table provides selected operating statistics for Midwest Express and Astral.


                                                   Three Months Ended,
                                                        March 31,
                                          --------------------------------------
                                                                        %
                                           2000         1999          Change
                                           ----         ----          ------

Midwest Express Operations
Origin & Destination Passengers           460,666      442,590       4.1
Revenue Passenger Miles (000s)            447,794      427,349       4.8
Scheduled Service Available Seat
  Miles (000s)                            751,268      705,236       6.5

Total Available Seat Miles (000s)         760,824      713,847       6.6
Load Factor (%)                              59.6%        60.6%     -1.0  pts.

Revenue Yield                            $  0.186     $  0.185        .3

Cost per total ASM                       $  0.125     $  0.110      13.7
Average Passenger Trip Length               972.1        965.6        .7
Number of Flights                          10,793       10,798       0.0
Into-plane Fuel Cost per Gallon          $  0.901     $  0.503      78.9
Full-time Equivalent Employees at
  End of Period                             2,556        2,219      15.2
Aircraft in Service at End of Period           32           29      10.3



Astral Operations
Origin & Destination Passengers            97,044       79,845      21.5
Revenue Passenger Miles (000s)             23,761       18,141      31.0
Scheduled Service Available Seat
  Miles (000s)                             56,516       39,078      44.6
Total Available Seat Miles (000s)          56,542       39,219      44.2
Load Factor (%)                              42.0%        46.4%     -4.4  pts.
Revenue Yield                              $0.550     $  0.540       1.8
Cost per total ASM                         $0.264     $  0.250       5.6
Average Passenger Trip Length               244.9        227.2       7.8
Number of Flights                          12,021       10,443      15.1
Into-plane Fuel Cost per Gallon            $1.002     $  0.555      80.6
Full-time Equivalent Employees at
  End of Period                               457          335      36.4
Aircraft in Service at End of Period           20           15      33.3


Note: All statistics exclude charter operations except the following: total available seat miles ("ASM"), cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics. Numbers in this table may not be recomputed due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:


                                            Three Months Ended March 31,
                                             2000                 1999
                                             ----                 ----
                                       Per                   Per
                                      Total      % of       Total      % of
                                       ASM      Revenue      ASM      Revenue
                                      -----     -------     -----     -------
Operating revenues:
Passenger service                    $ 0.118     90.1%     $ 0.118     89.9%
Cargo                                  0.004      2.7%       0.004      3.1%
Other                                  0.009      7.2%       0.009      7.0%
                                     -------    ------     -------     -----
Total operating revenues             $ 0.131      100%     $ 0.131      100%
                                     -------    ------     -------     -----

Operating expenses:
Salaries, wages and benefits         $ 0.043     33.3%     $ 0.038     29.3%
Aircraft fuel and oil                  0.024     18.8%       0.014     10.5%
Commissions                            0.007      5.5%       0.009      7.2%
Dining services                        0.007      5.1%       0.007      5.3%
Station rental, landing and
  other fees                           0.011      8.2%       0.011      8.1%
Aircraft maintenance
  materials/repairs                    0.015     11.2%       0.014     10.5%
Depreciation and amortization          0.005      3.7%       0.004      3.0%
Aircraft rentals                       0.008      5.8%       0.006      4.9%
Other                                  0.014     10.9%       0.013      9.8%
                                     -------    ------     -------     -----
Total operating expenses             $ 0.134    102.5%     $ 0.116     88.6%
                                     =======    ======     =======     =====

Total ASMs (000s)                    817,365               753,066


               Note: Numbers, percents and totals in this table may not be recomputed due to rounding.



                  Three Months Ended March 31, 2000 Compared to
                        Three Months Ended March 31, 1999

Operating Revenues

Company operating revenues totaled $106.8 million in the first quarter 2000, a $7.9 million, or 8.0%, increase over the first quarter 1999. Passenger revenues accounted for 90.1% of total revenues and increased $7.3 million, or 8.2%, from 1999 to $96.2 million. The increase is attributable to a 5.9% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue increased $4.0 million, or 5.1%, from 1999 to $83.1 million. This increase was caused by a 4.1% increase in origin and destination passengers. Total capacity, as measured by scheduled service ASMs, increased 6.5% due to three additional aircraft in scheduled service during the first quarter 2000. Load factor decreased from 60.6% in 1999 to 59.6% in 2000, due to lost bookings associated with a potential pilots' strike and a reduction in passenger travel in the first few weeks of January due to passenger concerns related to the year 2000 rollover. Revenue yield increased .3% due to a $10 fuel surcharge effective with February 1, 2000 ticket sales.

Astral passenger revenue increased $3.3 million, or 33.4%, from 1999 to $13.1 million. Total capacity, as measured by scheduled service ASMs, increased 44.6% due to five new regional jets in scheduled service during first quarter 2000. Passenger volume, as measured by revenue passenger miles, increased 31.0%. Load factor decreased from 46.4% in 1999 to 42.0% in 2000, while revenue yield increased 1.8% due to the $10 fuel surcharge effective with February 1, 2000 ticket sales.

Revenue from cargo, charter and other services increased $.6 million in the first quarter 2000. Midwest Express benefited from increased revenue from charter sales of $.4 million.

Operating Expenses

First quarter 2000 operating expenses increased $21.8 million, or 24.9%, from 1999. The increase was primarily the result of higher fuel prices, decreased aircraft utilization at both Midwest Express and Astral and increased labor costs. Decreased aircraft utilization was primarily due to a shortage of trained pilots. The shortage of trained pilots was primarily the result of lack of flight simulator time caused by increased industry demand for flight simulator time to meet the 1999 FAA change in reserve rest rule interpretation. Because of this, Midwest Express operated a similar number of flights during the quarter, but had three additional aircraft in service. Astral had similar issues with higher fuel prices and low regional jet utilization; the regional jets operated at 57% utilization, but had the infrastructure and costs to support full utilization. In addition to lack of simulator time, pilot turnover at Astral resulted in a lack of trained instructor pilots and check airmen. Offsetting higher costs in most categories were lower commission costs and no profit sharing accrual. Cost per total ASM increased 15.0%, from 11.6(cent) in 1999 to 13.4(cent) in 2000.

Salaries, wages and benefits increased $6.6 million, or 22.6%. The labor cost increase reflects the addition of approximately 459 full-time equivalent employees (337 at Midwest Express and 122 at Skyway) since March 31, 1999. Midwest Express and Astral added employees throughout the organization to support additional aircraft placed in service. Increased labor costs were also due to the Midwest Express pilots' contract signing bonus, an increase in the number of pilots due to new rest and reserve rules mandated by the FAA, and a wage increase for pilots associated with the new contract. On a cost per total ASM basis, labor costs increased 12.9% from 3.8(cent) in 1999 to 4.3(cent) in 2000.

Aircraft fuel and oil and associated taxes increased $9.6 million, or 93.2%, in first quarter 2000. Into-plane fuel increased 79.5% in 2000, averaging 90.9(cent) per gallon in 2000 versus 50.7(cent) per gallon in 1999 resulting in a $9.0 million pre-tax price impact. Fuel consumption increased 7.8% in the quarter, primarily because Astral placed five 328JETs in service. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. The Company hedged 25% of first quarter 2000 fuel requirements which resulted in $.6 million savings. Fuel costs in April 2000 trended downward, averaging 86.4(cent) per gallon.

Commissions decreased $1.2 million, or 17.6%. Most of this reduction was due to a new commission rate structure that reduced base commissions from 8% to 5% effective October 19, 1999. In addition, more tickets were generated in first quarter 2000 via the Company's reservations center, Web site and ticket counters.

Dining services costs increased $.3 million, or 5.2%, from 1999. The increase was primarily due to the 4.1% increase in Midwest Express origin and destination passengers.

Station rental, landing and other fees increased $.8 million, or 9.6%, from 1999. The increase was caused by 15.1% more flight segments at Astral. On a cost per ASM basis, these costs increased 1.0%.

Maintenance costs increased $1.6 million, or 15.4%, from 1999. The increase was caused by higher-than-expected costs associated with material aircraft component repairs and higher engine overhaul costs.

Depreciation and amortization increased $.9 million, or 31.8%, from 1999. The increase was primarily the result of depreciation associated with three additional MD-80 aircraft placed in service, aircraft noise hushkits added to six DC-9 aircraft and capital spending associated with the start-up of the regional jet program.

Aircraft rental costs increased $1.3 million, or 26.6%, from 1999 primarily as a result of Astral leasing five 328JETs and Midwest Express completing a sale/leaseback on one MD-80 aircraft.

Other costs increased $1.9 million, or 19.9%, from 1999. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, reservation fees, administration and other items. The increase was primarily due to a non-recurring $.5 million airport rental credit in 1999, higher costs for professional services, higher Frequent Flyer expenses and higher crew training costs. On a cost per total ASM basis, these costs increased 10.5% primarily because of lower aircraft utilization.

Provision for Income Taxes

Income tax expense for first quarter 2000 was a credit of ($.9) million, a $5.2 million decrease from 1999 provision of $4.3 million. The effective tax rates for the first quarter of 2000 and 1999 were 37.2% and 37.5% respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Cumulative Effect of Accounting Changes

The Company's cumulative effect of accounting changes, net of applicable tax, totaled ($4.7) million. The change was ($7.8) million, net of tax, for a change in accounting methods for Frequent Flyer partner miles, partially offset by a $3.1 million, net of tax, adjustment for major airframe maintenance due to the Company's planned transition to divide major events into smaller, more frequent events, and record airframe maintenance costs as they are incurred.

Net (Loss) Income

     Net (loss) for the first quarter 2000 was ($6.3) million, a decrease of $13.4 million from first quarter 1999 net income of $7.1 million. The net
     (loss) income margin deteriorated from 7.2% in 1999 to (5.9)% in 2000.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $20.3 million at March 31, 2000, compared to $16.0 million at December 31, 1999. Net cash provided by operating activities totaled $13.1 million for the three months ended March 31, 2000. Net cash used in investing activities totaled $9.4 million, due to capital expenditures of $9.4 million, including $.3 million of purchase deposits on flight equipment.

As of March 31, 2000, the Company had a working capital deficit of $45.4 million versus a $37.1 million deficit on December 31, 1999. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is common in the industry.

As of March 31, 2000, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totaling approximately $9.7 million that reduce the amount of available credit. The letters of credit are used to support financing on the Company's maintenance facility and for various other purposes. The Kimberly-Clark credit facility expires in September 2000.

Capital spending totaled $9.1 million for the three months ended March 31, 2000. Capital expenditures primarily consisted of spending for the construction of the Company's new training facility, aircraft refurbishment costs for two of the recently acquired MD-80 aircraft, engine overhauls, spare parts and spending for refurbishment and equipment for the Kansas City call center. The Company anticipates full year capital spending to be approximately $50 million in 2000, $21 million of which is associated with the acquisition and refurbishment of MD-80 aircraft.

During 1997, the Company executed definitive purchase documents to acquire eight previously owned McDonnell Douglas MD-80 series aircraft. The Company financed seven deliveries and refurbishment costs for six aircraft presently in service, primarily using internal cash flow. A sale-leaseback was completed for one MD-80 in September 1999.

As of March 31, 2000, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark. The Company pays Kimberly-Clark a guarantee fee equal to 1.25% annually of the outstanding lease commitments. Kimberly-Clark will continue to guarantee the leases for the three aircraft until the expiration of their initial lease terms. The first of these jet aircraft leases expires in 2001.

The five Fairchild Aerospace 328JET aircraft were financed via leveraged leases over a period of 16.5 years.

The Company's Board of Directors has authorized a $15.0 million share repurchase program. As of March 31, 2000, the Company has purchased a total of 565,725 shares of common stock at a cost of $11.0 million. No shares were repurchased in the first quarter.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft will be adequate to meet its current and anticipated working capital requirements and capital expenditures.


                              Pending Developments

This Form 10-Q filing, and particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel prices and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in Registration Statement on Form S-1 No. 333-03325.

MD-80 Aircraft - During 1999, Midwest Express placed into service five MD-80 series aircraft the Company agreed to purchase in 1997. Two MD-80 series aircraft were received in the fourth quarter 1999 and will enter service in the second and third quarter 2000. In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft operated by Scandinavian Airlines System. Delivery of the aircraft is expected to begin in September 2000 and continue through November 2001. After refurbishment and modification, three aircraft are expected to enter scheduled service in 2001 and the last in 2002. The Company expects this project, including aircraft refurbishment, modification and support equipment, will cost $60 million. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in existing and new markets.

Regional Jet Aircraft - The Company plans to acquire five 32-passenger 328JETs in 2001, with the first aircraft entering revenue service in February 2001, and five 44-passenger 428JETs beginning in 2003. These aircraft will be operated by Astral. The estimated cost of these ten aircraft will total approximately $115 million. The Company holds options to acquire five additional regional jet aircraft.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants, AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000. Midwest Express pilots ratified a five year agreement in February 2000. The Astral pilots have a four-year agreement which expires January 2002. No other employees are unionized.

Pension Plan - In 1999, Midwest Express approved a plan whereby the qualified defined benefit plan that covers substantially all Midwest Express employees has terminated as of March 31, 2000. This is subject to approval by Pension Benefit Guaranty Corporation (PBGC), the federal agency responsible for supervising pension plan terminations.

Subject to approval of the pension plan termination, effective April 1, 2000, substantially all Midwest Express employees will be covered by a money purchase pension plan. Midwest Express will make monthly contributions, primarily based on employee compensation and employee age.

Headquarters Building Expansion - In July 1999, the Company announced it would add a 55,000-square-foot training facility to its Oak Creek, Wisconsin headquarters. Ground breaking for the building took place in October 1999, with facility completion anticipated in the third quarter 2000. The Company expects the cost of this project to be $7.0 million, and anticipates funding this project by cash flows from operations.

Other Issues - The Company's Annual Report for the year ended December 31, 1999, disclosed certain issues relating to sales taxes. This issue remains pending.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since December 31, 1999.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              (10) Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated February 16, 2000.

              (27)  Financial data schedule.


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Midwest Express Holdings, Inc.



Date:    May 15, 2000                     By  /s/ Timothy E. Hoeksema
        --------------                       -----------------------------------
                                              Timothy E. Hoeksema
                                              Chairman of the Board, President
                                                and Chief Executive Officer



Date:    May 15, 2000                     By  /s/ Robert S. Bahlman
        --------------                       ---------------------------------
                                              Robert S. Bahlman
                                              Senior Vice President and
                                                Chief Financial Officer