Form 10-Q
period 2000-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 2000-08-14
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ______________ to _______________

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

As of July 31, 2000, there were 14,003,550 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended June 30, 2000


                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item 1. Financial Statements (unaudited)
------  -------------------------------

        Consolidated Statements of Income                                    3

        Condensed Consolidated Balance Sheets                                4

        Consolidated Statements of Cash Flows                                5

        Unaudited Notes to Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Results of
------  --------------------------------------------------
        Operations and Financial Condition                                   9
        ----------------------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk          19
------  ----------------------------------------------------------


                      PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 19
        ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K                                    19
------  -------------------------------

SIGNATURES                                                                  20

Part I  Item 1. - Financial Statements

                                                MIDWEST EXPRESS HOLDINGS, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                       (Dollars in thousands, except per share amounts)
                                                         (Unaudited)

                                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                                  ----------------------------       -------------------------
                                                                       2000            1999            2000            1999
                                                                       ----            ----            ----            ----
Operating revenues:
    Passenger service......................................          $116,082        $108,044        $212,246        $196,906
    Cargo..................................................             2,602           2,893           5,499           5,926
    Other..................................................             7,134           6,725          14,837          13,711
                                                                      -------         -------         -------         -------
       Total operating revenues............................           125,818         117,662         232,582         216,543
                                                                      -------         -------         -------         -------
Operating expenses:
    Salaries, wages and benefits...........................            36,719          32,210          72,295          61,232
    Aircraft fuel and oil..................................            20,855          11,883          40,861          22,240
    Commissions ...........................................             6,588           8,314          12,409          15,381
    Dining services........................................             6,430           6,237          11,896          11,435
    Station rental, landing and other fees.................             8,238           7,293          17,009          15,296
    Aircraft maintenance materials and repairs.............            14,534          11,522          26,512          21,900
    Depreciation and amortization..........................             4,088           3,124           8,001           6,093
    Aircraft rentals.......................................             6,049           4,648          12,243           9,538
    Other..................................................             8,912          11,627          20,578          21,359
                                                                      -------         -------         -------         -------
       Total operating expenses............................           112,413          96,858         221,804         184,474
                                                                      -------         -------         -------         -------
Operating income...........................................            13,405          20,804          10,778          32,069
                                                                      -------         -------         -------         -------
Other income (expense):
    Interest income........................................               742             195             966             402
    Interest expense.......................................               (65)            (68)           (131)           (137)
    Other..................................................               (57)            (35)            (75)            (73)
                                                                      -------         -------         -------         -------
       Total other income (expense)........................               620              92             760             192
                                                                      -------         -------         -------         -------
Income before income taxes and cumulative
   effect of accounting changes............................            14,025          20,896          11,538          32,261
Provision for income taxes.................................             5,185           7,836           4,261          12,098
                                                                      -------         -------         -------         -------
Income before cumulative effect of
   accounting changes......................................             8,840          13,060           7,277          20,163
Cumulative effect of accounting changes,
   net of applicable income taxes of $2,768................                 -               -          (4,713)              -
                                                                      -------         -------         -------         -------
Net income.................................................            $8,840        $ 13,060          $2,564        $ 20,163
                                                                      =======         =======         =======         =======

Income per common share - basic:
    Income before cumulative effect of
       accounting changes..................................           $  0.63         $  0.92         $  0.52         $  1.43
    Cumulative effect of accounting changes, net...........                 -               -           (0.34)              -
                                                                      -------         -------         -------         -------
Net income.................................................           $  0.63         $  0.92          $ 0.18         $  1.43
                                                                      =======         =======         =======         =======

Income per common share - diluted:
    Income before cumulative effect of
       accounting changes..................................           $  0.63         $  0.91          $ 0.51         $  1.41
    Cumulative effect of accounting changes, net...........                 -               -           (0.33)              -
                                                                      -------         -------         -------         -------
Net income.................................................           $  0.63         $  0.91         $  0.18         $  1.41
                                                                      =======         =======         =======         =======

                                       See notes to consolidated financial statements.

Part I  Item 1. - Financial Statements

                                           MIDWEST EXPRESS HOLDINGS, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands)
                                                                                                    June 30,       December 31,
                                                                                                     2000             1999
                                                                                                     ----             ----
                                                                                                  (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents..................................................................     $ 25,923        $ 16,049
     Accounts receivable:  less allowance for doubtful accounts of $133 and
         $166 at June 30, 2000 and December 31, 1999, respectively..............................       10,318          10,237
     Inventories................................................................................        7,546           7,270
     Prepaid expenses...........................................................................        4,875           4,645
     Deferred income taxes......................................................................        8,830           4,687
                                                                                                     --------        --------
         Total current assets...................................................................       57,492          42,888
Property and equipment, at cost.................................................................      316,675         308,418
     Less accumulated depreciation..............................................................       97,591          96,969
                                                                                                     --------        --------
Net property and equipment......................................................................      219,084         211,449
Landing slots and leasehold rights, net.........................................................        4,065           4,244
Purchase deposits on flight equipment...........................................................        2,800           2,000
Other assets....................................................................................        3,618           3,248
                                                                                                     --------        --------
Total assets....................................................................................     $287,059        $263,829
                                                                                                     ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................................     $  6,863         $ 4,796
     Income taxes payable.......................................................................        3,173               -
     Air traffic liability......................................................................       56,392          36,428
     Accrued liabilities........................................................................       35,553          38,718
                                                                                                     --------        --------
         Total current liabilities..............................................................      101,981          79,942
Long-term debt..................................................................................        2,987           3,068
Deferred income taxes...........................................................................       14,680          14,283
Noncurrent scheduled maintenance expense........................................................        8,997          16,991
Accrued pension and other postretirement benefits...............................................       10,774           9,115
Deferred frequent flyer partner liability.......................................................        6,937               -
Other noncurrent liabilities....................................................................        6,325           6,891
                                                                                                     --------        --------
Total liabilities...............................................................................      152,681         130,290
                                                                                                     --------        --------
Shareholders' equity:
     Preferred stock, without par value, 5,000,000 shares authorized, no shares issued or
         outstanding............................................................................            -               -
     Common stock, $.01 par value, 25,000,000 shares authorized, 14,549,531 shares
         issued at June 30, 2000 and 14,543,231 at December 31, 1999............................          145             145
     Additional paid-in capital.................................................................       11,352          11,147
     Treasury stock, at cost, 602,231 shares at June 30, 2000 and 531,104 shares
         at December 31, 1999...................................................................      (12,682)        (10,752)
     Retained earnings..........................................................................      135,563         132,999
                                                                                                     --------        --------
Total shareholders' equity......................................................................      134,378         133,539
                                                                                                     --------        --------
Total liabilities and shareholders' equity......................................................     $287,059        $263,829
                                                                                                     ========        ========


                                       See notes to consolidated financial statements.

Part I  Item 1. - Financial Statements

                                                MIDWEST EXPRESS HOLDINGS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in thousands)
                                                         (Unaudited)

                                                                                                     Six Months Ended June30,
                                                                                                     -----------------------
                                                                                                       2000            1999
                                                                                                       ----            ----
 Operating activities:
      Net income................................................................................       $2,564         $20,163
      Items not involving the use of cash:
          Cumulative effect of accounting changes, net..........................................        4,713               -
          Depreciation and amortization.........................................................        8,001           6,093
          Deferred income taxes.................................................................       (3,746)            (20)
          Other.................................................................................        2,456           2,697
      Changes in operating assets and liabilities:
          Accounts receivable...................................................................          (81)         (2,145)
          Inventories...........................................................................         (276)         (1,019)
         Prepaid expenses.......................................................................         (230)            279
          Accounts payable......................................................................        2,067           1,407
          Accrued liabilities...................................................................        5,331          (1,743)
          Air traffic liability.................................................................       11,849           6,716
          Deferred frequent flyer partner revenue...............................................          571               -
                                                                                                     --------        --------
      Net cash provided by operating activities.................................................       33,219          32,428
                                                                                                     --------        --------
 Investing activities:
      Capital expenditures......................................................................      (21,499)        (35,167)
      Purchase deposits on flight equipment.....................................................         (800)         (1,200)
      Proceeds from sale of property and equipment..............................................          146              28
      Other.....................................................................................         (493)           (973)
                                                                                                     --------        --------
      Net cash used in investing activities.....................................................      (22,646)        (37,313)
                                                                                                     --------        --------
 Financing activities:
      Proceeds from sale and leaseback transactions.............................................            -             951
      Other.....................................................................................         (699)          5,073
                                                                                                     --------        --------
      Net cash (used in) provided by financing activities.......................................         (699)          6,024
                                                                                                     --------        --------
 Net increase in cash and cash equivalents......................................................        9,874           1,139
 Cash and cash equivalents, beginning of period.................................................       16,049          13,455
                                                                                                     --------        --------
 Cash and cash equivalents, end of period.......................................................     $ 25,923        $ 14,594
                                                                                                     ========        ========

                                       See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

1.   Business and Basis of Presentation

     The consolidated financial statements for the six-month period ended June 30, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

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

4.   Cumulative Effect of Accounting Changes

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. The Company believes the new method appropriately matches revenues with the period in which services are provided.

     Effective first quarter 2000, the Company also changed its accounting policy associated with major maintenance on airframes: in conjunction with the Company's efforts to divide major maintenance events into smaller, more frequent events, the Company will expense airframe maintenance costs as they are incurred. In the past, major airframe costs were either (1) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or (2) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Costs associated with major maintenance on aircraft engines will continue to use the deferral or accrual method.

     The pro forma results, assuming that accounting changes were applied retroactively, are shown below (in thousands, except per share data):

                  Three months ended June 30, 1999 (unaudited)
                                                                                      As Previously
                                                                         Pro Forma       Reported
                                                                         ---------       --------

Income before cumulative effect of accounting changes...................   $13,060         $13,060
Earnings per common share...............................................      $.92            $.92
Earnings per common share assuming dilution.............................      $.91            $.91

Net income..............................................................   $11,983         $13,060
Earnings per common share...............................................      $.85            $.92
Earnings per common share assuming dilution.............................      $.84            $.91


                     Six months ended June 30, 1999 (unaudited)
                                                                                      As Previously
                                                                         Pro Forma       Reported
                                                                         ---------       --------

Income before cumulative effect of accounting changes...................   $20,163         $20,163
Earnings per common share...............................................     $1.43           $1.43
Earnings per common share assuming dilution.............................     $1.41           $1.41

Net income..............................................................   $19,809         $20,163
Earnings per common share...............................................     $1.40           $1.43
Earnings per common share assuming dilution.............................     $1.39           $1.41

5.   Segment Reporting

     Midwest Express Airlines, Inc. ("Midwest Express") and Astral Aviation, Inc., doing business as Skyway Airlines, The Midwest Express Connection ("Astral"), constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Financial information for the three months and six months ended June 30 on the two operating segments, Midwest Express and Astral, follows (in thousands):

                                                         Three Months Ended June 30, 2000 (unaudited)
                                                         -------------------------------------------

                                            Midwest Express             Astral         Elimination       Consolidation
                                            ---------------             ------         -----------       -------------
Operating revenues..................               $111,107            $15,830             ($1,119)           $125,818
Operating income....................                 12,913                492                ----              13,405
Depreciation and amortization.......                  3,757                331                ----               4,088
Interest income.....................                    742                172                (172)                742
Interest expense....................                    237               ----                (172)                 65
Income before income taxes..........                 13,361                664                ----              14,025
Provision for income taxes..........                  4,940                245                ----               5,185
Total assets........................                272,174             26,021             (11,136)            287,059
Capital expenditures................                 11,768                588                ----              12,356

                                                         Three Months Ended June 30, 1999 (unaudited)
                                                         -------------------------------------------

                                            Midwest Express             Astral         Elimination       Consolidation
                                            ---------------             ------         -----------       -------------
Operating revenues..................               $106,930            $11,670               ($938)           $117,662
Operating income....................                 19,477              1,327                ----              20,804
Depreciation and amortization.......                  2,924                200                ----               3,124
Interest income.....................                    195                150                (150)                195
Interest expense....................                    218               ----                (150)                 68
Income before income taxes..........                 19,419              1,477                ----              20,896
Provision for income taxes..........                  7,282                554                ----               7,836
Total assets........................                241,813             21,950             (12,784)            250,979
Capital expenditures................                  8,429                401                ----               8,830

                                                          Six Months Ended June 30, 2000 (unaudited)
                                                          -----------------------------------------

                                            Midwest Express             Astral         Elimination       Consolidation
                                            ---------------             ------         -----------       -------------
Operating revenues..................               $205,618            $28,974             ($2,010)           $232,582
Operating income (loss).............                 12,099             (1,321)               ----              10,778
Depreciation and amortization.......                  7,350                651                ----               8,001
Interest income.....................                    966                318                (318)                966
Interest expense....................                    449               ----                (318)                131
Income(loss) before income taxes
   and cumulative effect............                 12,540             (1,002)               ----              11,538
Provision for income taxes (credit).                  4,637               (376)               ----               4,261
Cumulative effect of accounting
changes, net........................                 (4,713)              ----                ----             (4,713)
Total assets........................                272,174             26,021             (11,136)            287,059
Capital expenditures................                 20,221              1,278                ----              21,499

                                                          Six Months Ended June 30, 1999 (unaudited)
                                                          -----------------------------------------

                                            Midwest Express             Astral         Elimination       Consolidation
                                            ---------------             ------         -----------       -------------
Operating revenues..................               $196,770            $21,562             ($1,789)           $216,543
Operating income....................                 30,673              1,396                ----              32,069
Depreciation and amortization.......                  5,694                399                ----               6,093
Interest income.....................                    402                282                (282)                402
Interest expense....................                    419               ----                (282)                137
Income before income taxes..........                 30,583              1,678                ----              32,261
Provision for income taxes..........                 11,469                629                ----              12,098
Total assets........................                241,813             21,950             (12,784)            250,979
Capital expenditures................                 33,969              1,198                ----              35,167

Part I  Item 2.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              Results of Operations
Overview
--------
The Company's 2000 second quarter operating income was $13.4 million, a decrease of $7.4 million from the second quarter 1999. Net income decreased by $4.2 million, or 32.3%, to $8.8 million. For the first six months of 2000, operating income was $10.8 million, a decrease of $21.3 million from 1999. Year-to-date net income decreased from $20.2 million to $2.5 million. Year-to-date diluted earnings per share were $.18, a $1.23 decrease versus 1999 net income per diluted share of $1.41.

The Company's total revenue in the second quarter increased $8.2 million, or 6.9%, relative to the second quarter 1999. The increase in revenue was substantially attributable to a 6.0% increase in revenue yield as a result of the implementation of the ticket fuel surcharge on February 1, 2000.

Traffic, as measured by scheduled service revenue passenger miles ("RPM"), increased 1.4% in the second quarter while scheduled service capacity increased 4.7%. Capacity at Astral Aviation increased 51.7% as five regional jets were in service compared with none in second quarter 1999. Capacity at Midwest Express increased 2.1% due to the addition of two MD-80 aircraft in scheduled service. Capacity at both operating units was constrained by a shortage of pilots and an increase in weather cancellations, which resulted in abnormally low aircraft utilization. While both airlines have been able to hire sufficient numbers of pilots, both have experienced problems in training pilots needed to support the Company's growth plan and to comply with the Federal Aviation Administration ("FAA") mandated pilot rest/reserve rules. Traffic increased 38.2% at Astral and decreased .1% at Midwest Express. Capacity and traffic were adversely affected by a high number of flight cancellations in the quarter. Astral canceled 684 flights, approximately 300 due to weather and approximately 245 due to crew shortages. Midwest Express canceled 438 flights, approximately 194 due to weather.

The Company's operating costs increased by $15.6 million, or 16.1%, in the second quarter. On a cost per available seat mile basis, costs increased 9.7% at Midwest Express (1.2% excluding the impact of higher fuel prices) and decreased 1.8% at Astral. Higher fuel prices caused costs to increase $8.2 million, as into-plane costs per gallon increased 66.6%. Unit costs also increased due to lower aircraft utilization. In addition, the Company's labor costs increased 14.0% primarily due to the addition of maintenance and flight operations employees. Pilot costs increased due to increased wages associated with their new contract and the implementation of the new FAA-mandated interpretation of crew rest/reserve rules. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
---------------------

The following table provides select operating statistics for Midwest Express and Astral.

                                                         Three Months Ended                        Six Months Ended
                                                             June 30,                                  June 30,
                                                     ------------------------                  ------------------------

                                                                                     %                                        %
                                                        2000         1999         Change        2000           1999        Change
                                                     ---------    ---------       ------     ---------      ---------      ------
Midwest Express Operations
--------------------------
Origin & Destination Passengers                        538,535      543,446        -0.9        999,201        986,036        1.3
Revenue Passenger Miles (000s)                         516,489      517,112        -0.1        964,283        944,461        2.1
Scheduled Service Available Seat Miles (000s)          778,172      761,802         2.1      1,529,439      1,467,037        4.3
Total Available Seat Miles (000s)                      785,744      767,378         2.4      1,546,568      1,481,225        4.4
Load Factor (%)                                           66.4%        67.9%     -1.5 pts.        63.0%          64.4%    -1.4 pts.
Revenue Yield                                           $0.194       $0.187         4.1         $0.190         $0.186        2.3
Revenue per scheduled service ASMs (1)                  $0.134       $0.132         1.4         $0.125         $0.125       -0.2
Cost per total ASM                                      $0.125       $0.114         9.7         $0.125         $0.112       11.6
Average Passenger Trip Length                            959.1        951.5         0.8          965.1          957.8        0.8
Number of Flights                                       11,214       11,617        -3.5         22,007         22,415       -1.8
Into-plane Fuel Cost per Gallon                         $0.894       $0.534        67.3         $0.897         $0.519       72.8
 Full-time Equivalent Employees at End of Period         2,664        2,301        15.8          2,664          2,301       15.8
Aircraft in Service at End of Period                        32           30         6.7             32             30        6.7

Astral Aviation Operations
--------------------------
Origin & Destination Passengers                        116,159       93,205        24.6        213,203        173,050       23.2
Revenue Passenger Miles (000s)                          29,467       21,329        38.2         53,228         39,470       34.9
Scheduled Service Available Seat Miles (000s)           62,606       41,283        51.7        119,122         80,362       48.2
Total Available Seat Miles (000s)                       62,606       41,443        51.1        119,147         80,662       47.7
Load Factor (%)                                           47.1%        51.7%     -4.6 pts.        44.7%         49.1%     -4.4 pts.
Revenue Yield                                           $0.535       $0.542        -1.3         $0.542         $0.541        0.1
Revenue per scheduled service ASMs (1)                  $0.253       $0.281       -10.2         $0.243         $0.267       -9.1
Cost per total ASM                                      $0.245       $0.250        -1.8         $0.254         $0.250        1.7
Average Passenger Trip Length                            253.7        228.8        10.9          249.7          228.1        9.4
Number of Flights                                       13,067       11,148        17.2         25,088         21,591       16.2
Into-plane Fuel Cost per Gallon                         $0.975       $0.643        51.6         $0.988         $0.600       64.7
 Full-time Equivalent Employees at End of Period           462          370        24.7            462            370       24.7
Aircraft in Service at End of Period                        20           15        33.3             20             15       33.3


     (1) Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.

     Note: All statistics exclude charter operations except the following: total available seat miles ("ASM"), cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet in service are excluded from the aircraft in service statistics. Numbers in this table may not be recomputed due to rounding.

The following table provides operating revenues and expenses for the Company expressed in cents per total ASM, including charter operations, and as a percentage of total revenues:

                                            Three Months Ended June 30,                       Six Months Ended June 30,
                                            --------------------------                        ------------------------
                                             2000                   1999                     2000                     1999
                                   ---------------------    --------------------    --------------------     ---------------------
                                   Per Total        % of    Per Total       % of    Per Total       % of     Per Total       % of
                                      ASM         Revenue      ASM        Revenue      ASM        Revenue       ASM        Revenue
                                   ---------      -------   ---------     -------   ---------     -------    ---------     -------
Operating revenues:
Passenger service                     $0.137        92.2%      $0.134       91.8%      $0.128       91.2%       $0.126       90.9%
Cargo                                 $0.003         2.1%      $0.004        2.5%      $0.003        2.4%       $0.004        2.7%
Other                                 $0.008         5.7%      $0.008        5.7%      $0.009        6.4%       $0.009        6.4%
                                      ------       ------      ------      ------      ------      ------       ------      ------
Total operating revenues              $0.148       100.0%      $0.145      100.0%      $0.140      100.0%       $0.139      100.0%
                                      ------       ------      ------      ------      ------      ------       ------      ------
Operating expenses:
Salaries, wages and benefits          $0.043        29.2%      $0.040       27.4%      $0.043       31.1%       $0.039       28.3%
Aircraft fuel and oil                 $0.025        16.6%      $0.015       10.1%      $0.025       17.6%       $0.014       10.3%
Commissions                           $0.008         5.2%      $0.010        7.1%      $0.008        5.3%       $0.010        7.1%
Dining services                       $0.008         5.1%      $0.008        5.3%      $0.007        5.1%       $0.007        5.3%
Station rental, landing and
    other fees                        $0.010         6.5%      $0.009        6.2%      $0.010        7.3%       $0.010        7.1%
Aircraft maintenance                  $0.017        11.6%      $0.014        9.8%      $0.016       11.4%       $0.014       10.1%
    materials/repairs
Depreciation and amortization         $0.005         3.2%      $0.004        2.7%      $0.005        3.4%       $0.004        2.8%
Aircraft rentals                      $0.007         4.8%      $0.006        4.0%      $0.007        5.3%       $0.006        4.4%
Other                                 $0.010         7.1%      $0.014        9.9%      $0.012        8.9%       $0.014        9.9%
                                      ------       ------      ------      ------      ------      ------       ------      ------
Total operating expenses              $0.133        89.3%      $0.120       82.3%      $0.133       95.4%       $0.118       85.2%
                                      ======       ======      ======      ======      ======      ======       ======      ======

Total ASMs (000s)                    848,350                  808,821               1,665,715                1,561,887

       Note: Numbers in this table cannot be recalculated due to rounding.


                  Three Months Ended June 30, 2000 Compared to
                        Three Months Ended June 30, 1999
                        --------------------------------

Operating Revenues
------------------
Company operating revenues totaled $125.8 million in the second quarter 2000, an $8.2 million, or 6.9%, increase over the second quarter 1999. Passenger revenues accounted for 92.2% of total revenues and increased $8.0 million, or 7.4%, from 1999 to $116.1 million. The increase is primarily attributable to a 6.0% increase in revenue yield primarily due to the implementation of the ticket fuel surcharge. The fuel surcharge more than offset over 55% of the higher fuel prices in second quarter.

Midwest Express passenger revenue increased by $3.8 million, or 4.0%, from 1999 to $100.3 million. This increase was due to a 4.1% increase in revenue yield primarily due to the fuel surcharge effective with February 1, 2000 ticket sales. Total capacity, as measured by scheduled service ASMs, increased 2.1% due to two additional aircraft in scheduled service during the second quarter 2000. Capacity was constrained by a shortage of trained pilots to support the Company's growth plan and comply with the revised FAA-mandated rest/reserve rules, and an increase in flight cancellations primarily due to weather. Load factor decreased from 67.9% in 1999 to 66.4% in 2000 due to operating larger aircraft on certain routes, lower volumes on new routes and increased competition in several markets.

Astral passenger revenue increased $4.2 million, or 36.4%, from 1999 to $15.8 million. Total capacity, as measured by scheduled service ASMs, increased 51.7% due to the operation of five new regional jets in scheduled service during second quarter 2000. Traffic, as measured by revenue passenger miles, increased 38.2%. Capacity and traffic were adversely affected by a high number of flight cancellations due to weather and crew shortages. Load factor decreased from 51.7% in 1999 to 47.1% in 2000. Revenue yield decreased 1.3% due to the addition of several routes with lower than average yields. This was partially offset by the fuel surcharge effective with February 1, 2000 ticket sales.

Midwest Express benefited from increased revenue from charter sales of $.6 million. Partially offsetting that increase were lower mail and freight revenues as a result of the U.S. Postal Service transporting more mail via dedicated aircraft and ground transportation.

Operating Expenses
------------------
Second quarter 2000 operating expenses increased by $15.6 million, or 16.1%, from 1999. The increase was primarily the result of higher fuel prices and increased labor costs. Decreased aircraft utilization was primarily due to a shortage of trained pilots. Because of this, Midwest Express operated 3.5% fewer flights during the quarter, although it had two additional aircraft in service. Astral had similar issues with higher fuel prices and low regional jet utilization; the regional jets operated at about 60% utilization, but had the infrastructure and costs to support full utilization. Pilot turnover at Astral resulted in a lack of trained instructor pilots and check airmen. Offsetting higher costs in most categories were lower commission costs, no profit sharing accrual and a favorable settlement on a Wisconsin sales and use tax dispute. Cost per total ASM increased 10.7% from 12.0(cent) in 1999 to 13.3(cent) in 2000.

Salaries, wages and benefits increased $4.5 million, or 14.0%. The labor cost increase reflects the addition of approximately 455 full-time equivalent employees (363 at Midwest Express and 92 at Astral) since June 30, 1999. Midwest Express and Astral added employees throughout the organization to support additional aircraft placed in service and additional destinations. Increased labor costs were also due to hiring additional mechanics to support growth and complete aircraft modifications and repairs more efficiently, an increase in the number of pilots due to new rest/ reserve rules mandated by the FAA, and a wage increase for Midwest Express pilots associated with their new labor contract effective March 1, 2000. These increases were partially offset by the lack of a profit sharing accrual in 2000, which reduced costs by $2.6 million. On a cost per total ASM basis, labor costs increased 8.7% from 4.0(cent) in 1999 to 4.3(cent) in 2000.

Aircraft fuel and oil and associated taxes increased $9.0 million, or 75.5%, in second quarter 2000. Into-plane fuel increased 66.6% in 2000, averaging 90.1(cent) per gallon in 2000 versus 54.1(cent) per gallon in 1999 resulting in an $8.2 million pre-tax price impact. Fuel consumption increased 5.6% in the quarter, primarily because Astral placed five 328JETs in service. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices, but the Company did not hedge second quarter 2000 fuel requirements. Fuel costs in July 2000 trended upward, averaging 95.3(cent) per gallon.

Commissions decreased by $1.7 million, or 20.8% from 1999. Most of this reduction was due to a new commission rate structure that reduced base commissions from 8% to 5% effective October 19, 1999. In addition, in second quarter 2000, more ticket sales were generated via the Company's reservations centers, Midwest Express Web site, other travel-related Web sites and ticket counters.

Dining services costs increased by $.2 million, or 3.1%, from 1999. The increase was due to an increase in food and service prices. Dining services costs decreased 1.7% on a cost per total ASM basis.

Station rental, landing and other fees increased $.9 million, or 13.0%, from 1999. The increase was caused by 17.2% more flight segments at Astral. On a cost per ASM basis, these costs increased 7.7%.

Maintenance costs increased by $3.0 million, or 26.1%, from 1999. On a cost per total ASM basis, this category increased 20.3%. Abnormally high engine repair costs were $2.0 million more than last year.

Depreciation and amortization increased by $1.0 million, or 30.9%, from 1999. The increase was primarily the result of the depreciation associated with two additional MD-80 aircraft placed in service, aircraft noise hushkits added to six DC-9 aircraft in the second half of 1999 and capital spending associated with the start-up of the regional jet program. Depreciation increased 24.7% on a cost per total ASM basis due to lower aircraft utilization.

Aircraft rental costs increased by $1.4 million, or 30.1%, from 1999 primarily as a result of Astral leasing five 328JETs and Midwest Express completing a sale/leaseback in September 1999 on one MD-80 aircraft.

Other costs decreased $2.7 million, or 23.4%, from 1999. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, reservation fees, administration and other items. The decrease was primarily due to a $2.7 million nonrecurring favorable settlement of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. On a cost per total ASM basis, these costs decreased 26.9%.

Provision for Income Taxes
--------------------------
Income tax expense for the second quarter 2000 was $5.2 million, a $2.6 million decrease from the 1999 provision of $7.8 million. The effective tax rates for the second quarter of 2000 and 1999 were 37.0% and 37.5%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income
----------
Net income for the second quarter 2000 was $8.8 million, a decrease of $4.3 million from second quarter 1999 net income of $13.1 million. The net income margin decreased from 11.1% in 1999 to 7.0% in 2000.

                   Six Months Ended June 30, 2000 Compared to
                         Six Months Ended June 30, 1999
                         ------------------------------

Operating Revenues
------------------
Company operating revenues totaled $232.6 million for the six months ended June 30, 2000, a $16.0 million, or 7.4%, increase over 1999. Passenger revenues accounted for 91.2% of total revenues and increased $15.3 million, or 7.8%, from 1999 to $212.2 million. The increase was attributable to a 4.2% increase in revenue yield and a 3.4% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue increased by $7.9 million, or 4.5%, from 1999 to $183.4 million. This increase was caused by a 2.3% increase in revenue yield and a 2.1% increase in passenger volume, as measured by revenue passenger miles. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 4.3% due to additional aircraft in service during 2000. Capacity was constrained by a shortage of trained pilots to support the Company's growth plan by complying with the FAA-mandated rest/reserve rules and by an increase in flight cancellations primarily due to weather. Load factor decreased from 64.4% in 1999 to 63.0% in 2000 due to lost bookings as a result of competitive pricing, a potential pilot strike in the first quarter and passenger concerns related to the Year 2000 rollover.

Astral passenger revenue increased by $7.5 million, or 35.0%, from 1999 to $28.8 million. Traffic increased 34.9% on a 48.2% increase in capacity due to five regional jets in service in 2000. Load factor decreased from 49.1% in 1999 to 44.7% in 2000. Revenue yield was $.54 in 1999 and 2000.

The Company's revenue from cargo, charter and other services increased $.7 million, or 3.6%, in 2000. Midwest Express benefited from increased revenue from the charter program and Midwest Express partnership programs. Partially offsetting this increase were administrative fees, and lower mail and freight revenue.

Operating Expenses
------------------
2000 operating expenses increased by $37.3 million, or 20.2%, from 1999, primarily due to expanded operations, higher fuel costs and canceled flights primarily due to crew shortages and weather. Cost per total ASM increased 12.7% from 11.8(cent) in 1999 to 13.3(cent) in 2000.

Salaries, wages and benefits increased $11.1 million, or 18.1%, from 1999. On a cost per total ASM basis, these costs increased 10.7%, from 3.9(cent) in 1999 to 4.3(cent) in 2000. The labor cost increase reflects the addition of approximately 455 full-time equivalent employees (363 at Midwest Express and 92 at Astral) since June 30, 1999 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service. Midwest Express also increased mechanic headcount to support growth and complete aircraft modifications and repairs more efficiently. Pilot costs increased at Midwest Express due to a 2.5% contract signing bonus, increased wage rates associated with the new contract and the implementation of the new FAA-mandated interpretation of crew rest/reserve rules. This effectively added 18 pilots with no increased flying. These increases were partially offset by the lack of a profit sharing accrual.

Aircraft fuel and oil and associated taxes increased $18.6 million, or 83.7%, in 2000. Into-plane fuel prices increased 72.6% in 2000, averaging 90.5(cent) per gallon in 2000 versus 52.4(cent) per gallon in 1999. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. The Company hedged 25% of first quarter fuel prices but has not hedged for future fuel requirements.

Commissions decreased by $3.0 million, or 19.3%, and 24.4% on a cost per total ASM basis versus 1999. The decrease was primarily due to a new commission rate structure that reduced base commission from 8% to 5% effective October 1, 1999. In addition, the Company realized savings due to increased travel booked directly through the reservations centers, Midwest Express Web site, other travel-related Web sites and ticket counters.

Dining services costs increased by $.5 million, or 4.0%, from 1999. The increase was primarily due to the 1.3% increase in origin and destination passengers at Midwest Express and a 1.9% increase in food and services prices.

Station rental, landing and other fees increased by $1.7 million, or 11.2%, from 1999. The increase was caused by 16.2% more flight segments at Astral. On a cost per ASM basis, these costs increased 4.3%.

Maintenance costs increased by $4.6 million, or 21.1%, from 1999. Aircraft maintenance costs increased 13.5% on a unit cost basis. The increase was attributable to higher-than-expected costs for engine repairs, higher-than-expected costs associated with material aircraft component repairs and higher use of contract labor.

Depreciation and amortization increased by $1.9 million, or 31.3%, from 1999. The increase from second quarter 1999 was primarily the result of the depreciation associated with two additional MD-80 aircraft placed into service, aircraft noise hushkits and capital spending associated with the start-up of the regional jet program.

Aircraft rental costs increased by $2.7 million, or 28.4%, from 1999 primarily as a result of Astral leasing five 328JETs and Midwest Express completing a sale/leaseback in September 1999 on one MD-80 aircraft.

Other operating expenses decreased by $.8 million, or 3.7%, from 1999. The decrease was primarily due to a nonrecurring $2.7 million favorable settlement of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. The decrease was partially offset by cost increases in Frequent Flyer expenses, professional and financial services, travel and entertainment, flight training, property taxes, advertising and legal services. On a cost per ASM basis, these costs decreased 9.7%.

Provision for Income Taxes
--------------------------
Income tax expense for the first six months of 2000 was $4.3 million, a decrease of $7.8 million from 1999. The effective tax rates for the first six months 2000 and 1999 were 37.0% and 37.5%, respectively.

Cumulative Effect of Accounting Changes
---------------------------------------
The Company's cumulative effect of accounting changes, net of applicable tax, totaled ($4.7) million. The charge was ($7.8) million, net of tax, for a change in accounting methods for Frequent Flyer partner miles, partially offset by a $3.1 million, net of tax, adjustment for major airframe maintenance due to the Company's planned transition to divide major events into smaller, more frequent events, and to expense airframe maintenance costs as they are incurred.

Net Income
----------
Net income for the first six months was $2.6 million, a decrease of $17.6 million from 1999. The net income margin decreased to 1.1% in 2000 from 9.3% in 1999.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $25.9 million at June 30, 2000, compared to $16.0 million at December 31, 1999. Net cash provided by operating activities totaled $33.2 million for the six months ended June 30, 2000. Net cash used in investing activities totaled $22.6 million, due to capital expenditures of $22.3 million, including $.8 million of purchase deposits on flight equipment.

As of June 30, 2000, the Company had a working capital deficit of $44.5 million versus a $37.1 million deficit on December 31, 1999. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is common in the industry.

As of June 30, 2000, the Company's two credit facilities, a $55.0 million revolving bank credit facility and a $20.0 million secondary revolving credit facility with Kimberly-Clark, have not been used except for letters of credit totaling approximately $9.7 million that reduce the amount of available credit. The letters of credit are used to support financing on the Company's maintenance facility and for various other purposes. The Kimberly-Clark credit facility expires in September 2000.

Capital spending totaled $22.3 million, including $.8 million of purchase deposits on flight equipment for the six months ended June 30, 2000. Capital expenditures primarily consisted of spending for the construction of the Company's new training facility, aircraft refurbishment costs for two of the recently acquired MD-80 aircraft, engine overhauls, spare parts, and spending for refurbishment and equipment for the Kansas City call center. The Company anticipates full-year capital spending to be approximately $50 million in 2000, $21 million of which is associated with the acquisition and refurbishment of MD-80 aircraft.

During 1997, the Company executed definitive purchase documents to acquire eight previously owned McDonnell Douglas MD-80 series aircraft. The Company financed eight deliveries and refurbishment costs for the seven aircraft presently in service, primarily using internal cash flow. A sale-leaseback was completed for one MD-80 in September 1999.

As of June 30, 2000, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark. The Company pays Kimberly-Clark a guarantee fee equal to 1.25% annually of the outstanding lease commitments. Kimberly-Clark will continue to guarantee the leases for the three aircraft until the expiration of their initial lease terms. The first of these jet aircraft leases expires in 2001.

The five Fairchild Aerospace 328JET aircraft were financed via operating leases over a period of 16.5 years.

The Company's Board of Directors has authorized a $30.0 million share repurchase program. As of June 30, 2000, the Company has purchased a total of 642,825 shares of common stock at a cost of $13.0 million.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities and available long-term financing for the acquisition of jet aircraft will be adequate to meet its current and anticipated working capital requirements and capital expenditures.

                              Pending Developments

This Form 10-Q filing, and particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in this report, statements containing the words such as expects, anticipate, believe, estimate, goal, objective, or similar words are intended to identify forward looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel prices, competitive developments and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in Registration Statement on Form S-1 No. 333-03325.

MD-80 Aircraft - Two MD-80 series aircraft the Company agreed to purchase in 1997 were received in the fourth quarter 1999. One entered service in July 2000 and the other is expected to enter service in the fourth quarter 2000. In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft operated by Scandinavian Airlines System. Delivery of the aircraft is expected to begin in September 2000 and continue through November 2001. After refurbishment and modification, three aircraft are expected to enter scheduled service in 2001 and the last in 2002. The Company expects this project, including aircraft refurbishment, modification and support equipment, will cost $50 million. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in existing and new markets.

Regional Jet Aircraft - The Company plans to acquire five 32-passenger Fairchild Dornier 328JETs in 2001, with the first aircraft entering revenue service in February 2001, and five additional regional jets beginning in 2003. These aircraft will be operated by Astral. The estimated cost of these 10 aircraft will total approximately $115 million. The Company holds options to acquire five additional regional jet aircraft.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants, AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000.

Pension Plan - In 1999, Midwest Express approved a plan to terminate the qualified defined benefit plan that covers substantially all Midwest Express employees on March 31, 2000. This is subject to approval by Pension Benefit Guaranty Corporation (PBGC), the federal agency responsible for supervising pension plan terminations.

Effective April 1, 2000, the Company began making monthly contributions to a money purchase plan for substantially all Midwest Express employees. The monthly contributions are primarily based on employee compensation and employee age.

Fuel Prices - Fuel prices continue to be high. In third quarter 1999, the Company's into-plane fuel costs averaged approximately 64.5(cent) per gallon versus the current cost of over 90(cent) per gallon. In third quarter 2000, the Company expects approximately $6 million unfavorable price variance at current pricing but expects to offset about 60% of the unfavorable fuel price variance by the ticket fuel surcharge.

Capacity Growth - Full-year third quarter 2000 capacity is expected to increase about 5% over 1999 and fiscal-year 2000 capacity is expected to increase approximately 9% over fiscal-year 1999.

In 2001, capacity is expected to increase approximately 20%. This capacity growth is expected to come from improved aircraft utilization and additional aircraft in the Company's fleet.


Item 3. Quantitative and Qualitative Disclosures about Market Risk
------  ----------------------------------------------------------

There have been no material changes in the Company's market risk since December 31, 1999.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 26, 2000, the following individuals were elected to the Board of Directors:

                                Authority Granted       Authority Withheld
                                -----------------       ------------------
    Brenda F. Skelton                12,982,649              78,050
    Samuel K. Skinner                13,000,993              59,706
    Richard H. Sonnentag             13,002,159              58,540

The terms of office for the following directors continued after the Company's Annual Meeting: John F. Bergstrom, Frederick P. Stratton, Jr., John W. Weekly, Timothy E. Hoeksema, Ulice Payne, Jr., James G. Grosklaus, and David H. Treitel.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)   Exhibits
               --------

               (27) Financial Data Shedule.


         (b)   Reports on Form 8-K
               -------------------

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Midwest Express Holdings, Inc.
                                     ------------------------------


Date:    August 14, 2000             By /s/    Timothy E. Hoeksema
      -------------------               ---------------------------------
                                     Timothy E. Hoeksema
                                     Chairman of the Board, President and
                                     Chief Executive Officer


Date:    August 14, 2000             By /s/     Robert S. Bahlman
      -------------------               ----------------------------------
                                     Robert S. Bahlman
                                     Senior Vice President and
                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.           Description
27                    Financial Data Schedule