Form 10-Q
period 2000-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 2000-11-14
CIK 948845

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________

     Commission file number                        1-13934
                                                   -------


                         MIDWEST EXPRESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Wisconsin                                           39-1828757
           ---------                                           ----------
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

As of October 31, 2000, there were 13,862,538 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 2000



                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.    Financial Statements (unaudited)
-------    --------------------------------

           Consolidated Statements of Income                               3

           Condensed Consolidated Balance Sheets                           4

           Consolidated Statements of Cash Flows                           5

           Unaudited Notes to Consolidated Financial Statements            6


Item 2.    Management's Discussion and Analysis of Results of              9
-------    ---------------------------------------------------
           Operationsand Financial Condition
           ---------------------------------


                           PART II - OTHER INFORMATION

Item 3.    Quantitative and Qualitative Disclosures                       19
-------    ----------------------------------------
           about Market Risk
           ------------------

Item 6.    Exhibits and Reports on Form 8-K                               19
-------    --------------------------------

SIGNATURES                                                                20

Part I  Item 1. - Financial Statements

                                   MIDWEST EXPRESS HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in thousands, except per share amounts)
                                             (Unaudited)

                                                         Three Months               Nine Months
                                                      Ended September 30,       Ended September 30,
                                                       2000        1999          2000        1999
                                                       ----        ----          ----        ----
Operating revenues:
  Passenger service................................. $117,364    $106,251      $329,610    $303,156
  Cargo.............................................    2,570       2,776         8,068       8,702
  Other.............................................    7,093       6,810        21,931      20,521
                                                     --------    --------      --------    --------
     Total operating revenues.......................  127,027     115,837       359,609     332,379
                                                     --------    --------      --------    --------
Operating expenses:
  Salaries, wages and benefits......................   39,477      31,868       111,772      93,099
  Aircraft fuel and oil.............................   24,439      14,307        65,300      36,547
  Commissions ......................................    6,629       8,190        19,038      23,571
  Dining services...................................    6,711       6,138        18,607      17,573
  Station rental, landing and other fees............    8,255       7,558        25,264      22,855
  Aircraft maintenance materials and repairs........   12,557      11,392        39,070      33,292
  Depreciation and amortization.....................    4,245       3,359        12,245       9,452
  Aircraft rentals..................................    6,081       4,675        18,324      14,213
  Other.............................................   12,162      10,856        32,740      32,214
                                                     --------    --------      --------    --------
     Total operating expenses.......................  120,556      98,343       342,360     282,816
                                                     --------    --------      --------    --------
Operating income....................................    6,471      17,494        17,249      49,563
                                                     --------    --------      --------    --------
Other income (expense):
  Interest income...................................      471         266         1,437         668
  Interest expense..................................      (65)        (67)         (196)       (204)
  Other.............................................      (20)        102           (95)         29
                                                     --------    --------      --------    --------
     Total other income (expense)...................      386         301         1,146         493
                                                     --------    --------      --------    --------
Income before income taxes and cumulative
 effect of accounting changes.......................    6,857      17,795        18,395      50,056
Provision for income taxes..........................    2,540       6,673         6,801      18,771
                                                     --------    --------      --------    --------
Income before cumulative effect of
 accounting changes.................................    4,317      11,122        11,594      31,285
Cumulative effect of accounting changes,
 net of applicable income taxes.....................        -           -        (4,713)          -
                                                     --------    --------      --------    --------
Net income.......................................... $  4,317    $ 11,122      $  6,881    $ 31,285
                                                     --------    --------      --------    --------

Income per common share - basic:
  Income before cumulative effect of
   accounting changes............................... $   0.31    $   0.79      $   0.83    $   2.21
  Cumulative effect of accounting changes, net......        -           -         (0.34)          -
                                                     --------    --------      --------    --------
Net income.......................................... $   0.31    $   0.79      $   0.49    $   2.21
                                                     --------    --------      --------    --------

Income per common share - diluted:
  Income before cumulative effect of
   accounting changes............................... $   0.31    $   0.78      $   0.82    $   2.19
  Cumulative effect of accounting changes, net......        -           -         (0.33)          -
                                                     --------    --------      --------    --------
Net income.......................................... $   0.31    $   0.78      $   0.49    $   2.19
                                                     --------    --------      --------    --------

                           See notes to consolidated financial statements.

Part I  Item 1. - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 24,120        $ 16,049
  Accounts receivable:  less allowance for
   doubtful accounts of $125 and $166 at
   September 30, 2000 and December 31, 1999,
   respectively...... ...............................    8,269          10,237
  Inventories........................................    8,863           7,270
  Prepaid expenses...................................    4,650           4,645
  Deferred income taxes..............................    8,167           4,687
                                                      --------        --------
    Total current assets.............................   54,069          42,888
Property and equipment, at cost......................  333,447         308,418
  Less accumulated depreciation......................  101,612          96,969
                                                      --------        --------
Net property and equipment...........................  231,835         211,449
Landing slots and leasehold rights, net..............    3,972           4,244
Purchase deposits on flight equipment................    2,450           2,000
Other assets.........................................    3,726           3,248
                                                      --------        --------
Total assets......................................... $296,052        $263,829
                                                      ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................... $  6,952        $  4,796
  Income taxes payable...............................    1,458               -
  Air traffic liability..............................   58,141          36,428
  Scheduled maintenance expense......................    5,525           3,897
  Frequent Flyer awards..............................    2,148           4,001
  Accrued liabilities................................   30,560          30,820
                                                      --------        --------
    Total current liabilities........................  104,784          79,942
Long-term debt.......................................    2,937           3,068
Deferred income taxes................................   16,753          14,283
Noncurrent scheduled maintenance expense.............    9,479          16,991
Accrued pension and other postretirement benefits....   11,055           9,115
Deferred Frequent Flyer partner liability............    7,215               -
Other noncurrent liabilities.........................    6,208           6,891
                                                      --------        --------
Total liabilities....................................  158,431         130,290
                                                      --------        --------
Shareholders' equity:
  Preferred stock, without par value, 5,000,000
   shares authorized, no shares issued or
   outstanding.......................................        -               -
  Common stock, $.01 par value, 25,000,000
   shares authorized, 14,549,531 shares issued
   at September 30, 2000 and 14,543,231 shares
   at December 31, 1999 .............................      145             145
  Additional paid-in capital.........................   11,608          11,147
  Treasury stock, at cost, 628,493 shares at
   September 30, 2000 and 531,104 shares
   at December 31, 1999..............................  (14,012)        (10,752)
  Retained earnings..................................  139,880         132,999
                                                      --------        --------
Total shareholders' equity...........................  137,621         133,539
                                                      --------        --------
Total liabilities and shareholders' equity........... $263,829        $296,052
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

Part I  Item 1. - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                             2000        1999
                                                             ----        ----
Operating activities:
  Net income.............................................. $  6,881    $ 31,285
  Items not involving the use of cash:
    Cumulative effect of accounting changes, net..........    4,713           -
    Depreciation and amortization.........................   12,245       9,452
    Deferred income taxes.................................   (1,010)      1,216
    Other.................................................    3,882       4,415
  Changes in operating assets and liabilities:
    Accounts receivable...................................    1,968       1,338
    Inventories...........................................   (1,593)     (2,158)
    Prepaid expenses......................................       (5)      1,674
    Accounts payable......................................    2,156      (1,564)
    Accrued liabilities...................................    6,763       3,301
    Air traffic liability.................................   13,598      10,746
    Deferred Frequent Flyer partner revenue...............      849           -
                                                           --------    --------
  Net cash provided by operating activities...............   50,447      59,705
                                                           --------    --------
Investing activities:
  Capital expenditures....................................  (39,902)    (47,330)
  Purchase deposits on flight equipment...................     (450)    (15,083)
  Proceeds from sale of property and equipment............      282          58
  Other...................................................     (662)     (1,252)
                                                           --------    --------
  Net cash used in investing activities...................  (40,732)    (63,607)
                                                           --------    --------
Financing activities:
  Proceeds from sale and leaseback transactions...........        -      15,951
  Other...................................................   (1,644)      3,756
                                                           --------    --------
  Net cash (used in) provided by financing
   activities.............................................   (1,644)     19,707
                                                           --------    --------
Net increase in cash and cash equivalents.................    8,071      15,805
Cash and cash equivalents, beginning of period............   16,049      13,455
                                                           --------    --------
Cash and cash equivalents, end of period.................. $ 24,120    $ 29,260
                                                           ========    ========


Supplemental cash flow information:
  Cash paid for:
    Income taxes.......................................... $  1,336*   $ 15,686*
    Interest..............................................      196         204

* Included in taxes paid are amounts paid to Kimberly-Clark in accordance with tax agreement totaling $1,150 in 2000 and $3,251 in 1999.



                 See notes to consolidated financial statements.

                         Midwest Express Holdings, Inc.
              Unaudited Notes to Consolidated Financial Statements

1.   Business and Basis of Presentation

     The consolidated financial statements for the nine-month period ended September 30, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.   New Accounting Standards

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulty in implementation. The Company is currently in the process of evaluating the accounting and disclosure effects of SFAS No. 133 and the corresponding amendments under SFAS No.
     138. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001.

3.   Reclassifications

     Certain reclassifications have been made in prior period financial statements to conform to the current period's presentation.

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

     The pro forma results, assuming that accounting changes were applied retroactively, are shown below (in thousands, except per share data):

                 Three months ended September 30, 1999 (unaudited)

                                                                   As Previously
                                                      Pro Forma       Reported
                                                      ---------    -------------

     Income before cumulative effect of
      accounting changes.............................  $11,122        $11,122
     Earnings per common share.......................     $.79           $.79
     Earnings per common share assuming dilution.....     $.78           $.78

     Net income......................................  $10,767        $11,122
     Earnings per common share.......................     $.76           $.79
     Earnings per common share assuming dilution.....     $.75           $.78


                  Nine months ended September 30, 1999 (unaudited)

                                                                   As Previously
                                                      Pro Forma       Reported
                                                      ---------    -------------

     Income before cumulative effect of
      accounting changes.............................  $31,285        $31,285
     Earnings per common share.......................    $2.21          $2.21
     Earnings per common share assuming dilution.....    $2.19          $2.19

     Net income......................................  $30,575        $31,285
     Earnings per common share.......................    $2.16          $2.21
     Earnings per common share assuming dilution.....    $2.14          $2.19

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

                               Three Months Ended September 30, 2000 (unaudited)

                                 Midwest
                                 Express   Astral   Elimination   Consolidation
                                 -------   ------   -----------   -------------
Operating revenues............. $112,583  $15,653     ($1,209)       $127,027
Operating income (loss)........    7,055     (584)       ----           6,471
Depreciation and amortization..    3,897      348        ----           4,245
Interest income................      471      167        (167)            471
Interest expense...............      232     ----        (167)             65
Income (loss) before income
 taxes.........................    7,273     (416)       ----           6,857
Provision for income taxes
 (credit)......................    2,694     (154)       ----           2,540
Total assets...................  281,662   25,592     (11,202)        296,052
Capital expenditures...........   17,863      540        ----          18,403

                               Three Months Ended September 30, 1999 (unaudited)

                                 Midwest
                                 Express   Astral   Elimination   Consolidation
                                 -------   ------   -----------   -------------
Operating revenues............. $105,352  $11,317       ($832)       $115,837
Operating income...............   16,510      984        ----          17,494
Depreciation and amortization..    3,157      202        ----           3,359
Interest income................      227      200        (161)            266
Interest expense...............      228     ----        (161)             67
Income before income taxes.....   16,468    1,327        ----          17,795
Provision for income taxes.....    6,175      498        ----           6,673
Total assets...................  258,063   24,310     (14,001)        268,372
Capital expenditures...........   10,499    1,664        ----          12,163


                                Nine Months Ended September 30, 2000 (unaudited)

                                 Midwest
                                 Express   Astral   Elimination   Consolidation
                                 -------   ------   -----------   -------------
Operating revenues............. $318,202  $44,627     ($3,220)       $359,609
Operating income (loss)........   19,153   (1,904)       ----          17,249
Depreciation and amortization..   11,246      999        ----          12,245

Interest income................    1,437      485        (485)          1,437
Interest expense...............      681     ----        (485)            196
Income (loss) before income
 taxes and cumulative effect...   19,814   (1,419)       ----          18,395
Provision for income taxes
 (credit)......................    7,331     (530)       ----           6,801
Cumulative effect of
 accounting changes, net.......   (4,713)    ----        ----         (4,713)
Total assets...................  281,662   25,592     (11,202)        296,052
Capital expenditures...........   38,084    1,818        ----          39,902


                                Nine Months Ended September 30, 1999 (unaudited)

                                 Midwest
                                 Express   Astral   Elimination   Consolidation
                                 -------   ------   -----------   -------------
Operating revenues............. $302,122  $32,879     ($2,622)       $332,379
Operating income...............   47,182    2,381        ----          49,563
Depreciation and amortization..    8,851      601        ----           9,452
Interest income................      628      483        (443)            668
Interest expense...............      647     ----        (443)            204
Income before income taxes.....   47,051    3,005        ----          50,056
Provision for income taxes.....   17,644    1,127        ----          18,771
Total assets...................  258,063   24,310     (14,001)        268,372
Capital expenditures...........   44,468    2,862        ----          47,330

Part I Item 2.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                              Results of Operations

Overview
The Company's third quarter 2000 operating income was $6.5 million, a decrease of $11.0 million, or 63.0% from the third quarter 1999. Net income decreased $6.8 million, or 61.2%, to $4.3 million. For the first nine months of 2000, operating income was $17.2 million, a decrease of $32.3 million, or 65.2% from 1999. Year-to-date net income decreased $24.4 million, or 78.0% to $6.9 million. Year-to-date diluted earnings per share were $.49, a $1.70 decrease versus 1999 net income per diluted share of $2.19.

The Company's total revenue in the third quarter increased $11.2 million, or 9.7%, from the third quarter 1999. The increase in revenue was attributable to an increase in revenue yield as a result of the implementation of the ticket fuel surcharge on February 1, 2000 and additional passenger volume at Astral.

Traffic, as measured by scheduled service revenue passenger miles ("RPM"), increased 1.3% in the third quarter while scheduled service capacity increased 6.3%. Capacity at Astral increased 53.7% due to the addition of five new regional jets in scheduled service. Capacity at Midwest Express increased 3.8% due to the addition of two MD-80 aircraft in scheduled service. Capacity at both operating units was constrained by a shortage of trained pilots to support the Company's growth plan and an increase in flight cancellations, which resulted in abnormally low aircraft utilization. While both airlines have been able to hire sufficient numbers of pilots, both have experienced problems in training pilots quickly enough to support the Company's growth plan and to comply with the Federal Aviation Administration ("FAA") mandated pilot rest/reserve rules. Traffic increased 42.6% at Astral and decreased .3% at Midwest Express.

The Company's operating costs increased by $22.2 million, or 22.6%, in the third quarter. On a cost per available seat mile basis, costs increased 13.8% at Midwest Express (5.8% excluding the impact of higher fuel prices) and increased 2.6% at Astral (decreased 2.5% excluding the impact of higher fuel prices). Higher fuel prices caused the Company's costs to increase $9.1 million, as into-plane costs per gallon increased 60.0%. The $10 fuel surcharge implemented in February 2000 offset approximately 50% of the higher fuel prices in third quarter. Unit costs also increased due to lower aircraft utilization. In addition, the Company's labor costs increased 23.9% primarily due to the addition of maintenance and flight operations employees hired to support full aircraft utilization. Pilot costs increased due to increased wages associated with a new five-year contract and the implementation of the new FAA-mandated interpretation of crew rest/reserve rules. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
The following table provides select operating statistics for Midwest Express and Astral.

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                            -------------                       -------------
                                                                                  %                                      %
                                                          2000       1999       Change        2000         1999        Change
                                                          ----       ----       ------        ----         ----        ------

Midwest Express Operations
Origin & Destination Passengers                          544,491    551,727       -1.3      1,543,692    1,537,763        0.4
Revenue Passenger Miles (000s)                           519,403    521,222       -0.3      1,483,686    1,465,682        1.2
Scheduled Service Available Seat Miles (000s)            795,170    766,277        3.8      2,324,609    2,233,314        4.1
Total Available Seat Miles (000s)                        803,351    769,658        4.4      2,349,919    2,250,883        4.4
Load Factor (%)                                             65.3%      68.0%   -2.7 pts.         63.8%        65.6%   -1.8 pts.
Revenue Yield                                             $0.196     $0.182        7.5         $0.192       $0.185        4.1
Revenue per Scheduled Service ASMs (1)                    $0.133     $0.129        2.8         $0.128       $0.127        0.9
Cost per Total ASM                                        $0.131     $0.115       13.8         $0.127       $0.113       12.4
Average Passenger Trip Length                              953.9      944.7        1.0          961.1        953.1        0.8
Number of Flights                                         11,796     11,635        1.4         33,803       34,050       -0.7
Into-plane Fuel Cost per Gallon                           $1.024     $0.637       60.8         $0.941       $0.560       68.1
 Full-time Equivalent Employees at End of Period           2,752      2,360       16.6          2,752        2,360       16.6
Aircraft in Service at End of Period                          33         31        6.5             33           31        6.5

Astral Aviation Operations
Origin & Destination Passengers                          118,997     94,710       25.6        332,200      267,760       24.1
Revenue Passenger Miles (000s)                            30,170     21,153       42.6         83,399       60,622       37.6
Scheduled Service Available Seat Miles (000s)             63,320     41,205       53.7        182,442      121,566       50.1
Total Available Seat Miles (000s)                         63,341     41,340       53.2        182,488      122,001       49.6
Load Factor (%)                                             47.6%      51.3%   -3.7 pts.          45.7%       49.9%   -4.2 pts.
Revenue Yield                                             $0.517     $0.530       -2.5         $0.533       $0.537       -0.9
Revenue per Scheduled Service ASMs (1)                    $0.247     $0.274       -9.7         $0.244       $0.269       -9.3
Cost per Total ASM                                        $0.256     $0.250        2.6         $0.255       $0.250        2.0
Average Passenger Trip Length                              253.5      223.3       13.5          251.1        226.4       10.9
Number of Flights                                         13,057     11,209       16.5         38,145       32,800       16.3
Into-plane Fuel Cost per Gallon                           $1.119     $0.776       44.2         $1.033       $0.659       56.7
Full-time Equivalent Employees at End of Period              498        368       35.3            498          368       35.3
Aircraft in Service at End of Period                          20         15       33.3             20           15       33.3


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

The following table provides operating revenues and expenses for the Company expressed in cents per total ASM, including charter operations, and as a percentage of total revenues:

                                            Three Months Ended September 30,                 Nine Months Ended September 30,
                                            --------------------------------                 -------------------------------
                                              2000                    1999                    2000                    1999
                                              ----                    ----                    ----                    ----
                                     Per Total      % of     Per Total      % of     Per Total      % of     Per Total      % of
                                        ASM       Revenue       ASM       Revenue       ASM       Revenue       ASM       Revenue
                                     ---------    -------    ---------    -------    ---------    -------    ---------    -------
Operating revenues:
Passenger service                      $0.136       92.4%      $0.131      91.7%        $0.130      91.7%       $0.128      91.2%
Cargo                                  $0.003        2.0%      $0.003       2.4%        $0.003       2.2%       $0.004       2.6%
Other                                  $0.008        5.6%      $0.008       5.9%        $0.009       6.1%       $0.009       6.2%
                                      -------      ------     -------     ------     ---------     ------    ---------     ------
Total operating revenues               $0.147      100.0%      $0.143     100.0%        $0.142     100.0%       $0.140     100.0%
                                      -------      ------     -------     ------     ---------     ------    ---------     ------

Operating expenses:
Salaries, wages and benefits           $0.045       31.1%      $0.039      27.5%        $0.044      31.1%       $0.039      28.0%
Aircraft fuel and oil                  $0.028       19.2%      $0.018      12.4%        $0.026      18.1%       $0.015      11.0%
Commissions                            $0.008        5.2%      $0.010       7.1%        $0.008       5.3%       $0.010       7.1%
Dining services                        $0.008        5.3%      $0.008       5.3%        $0.007       5.2%       $0.007       5.3%
Station rental, landing and other
  fees                                 $0.010        6.5%      $0.009       6.5%        $0.010       7.0%       $0.010       6.9%
Aircraft maintenance
  materials/repairs                    $0.014        9.9%      $0.014       9.8%        $0.015      10.9%       $0.014      10.0%
Depreciation and amortization          $0.005        3.3%      $0.004       2.9%        $0.005       3.4%       $0.004       2.8%
Aircraft rentals                       $0.007        4.8%      $0.006       4.0%        $0.007       5.1%       $0.006       4.3%
Other                                  $0.014        9.6%      $0.013       9.4%        $0.013       9.1%       $0.014       9.7%
                                      -------      ------     -------     ------     ---------     ------    ---------     ------
Total operating expenses               $0.139       94.9%      $0.121      84.9%        $0.135      95.2%       $0.119      85.1%
                                      =======      ======     =======     ======     =========     ======    =========     ======
Total ASMs (000s)                     866,692                 810,998                2,532,407               2,372,884

                               Note: Numbers in this table may not be recalculated due to rounding.

                Three Months Ended September 30, 2000 Compared to
                      Three Months Ended September 30, 1999

Operating Revenues
The Company's operating revenues totaled $127.0 million in the third quarter 2000, an $11.2 million, or 9.7%, increase over the third quarter 1999. Passenger revenues accounted for 92.4% of total revenues and increased $11.1 million, or 10.5%, from 1999 to $117.4 million. The increase is primarily attributable to an increase in revenue yield due to the implementation of a $10 one-way ticket fuel surcharge in February 2000. The increase in the surcharge to $20 in September 2000 had very little impact in the third quarter. Total revenue also increased due to higher passenger volume at Astral.

Midwest Express passenger revenue increased by $6.7 million, or 7.1%, from 1999 to $101.8 million. This increase was due to a 7.5% increase in revenue yield primarily due to the fuel surcharge. Total capacity, as measured by scheduled service ASMs, increased 3.8% due to two additional MD-80 aircraft in scheduled service during the third quarter 2000. Capacity at both operating units was constrained by a shortage of trained pilots to support the Company's growth plan and by the need to comply with the revised FAA-mandated rest/reserve rules, and by an increase in flight cancellations. Load factor decreased from 68.0% in 1999 to 65.3% in 2000 due to operating larger aircraft on certain routes, lower volumes on new routes and increased competition in several markets.

Astral passenger revenue increased $4.4 million, or 39.0%, from 1999 to $15.6 million. Total capacity, as measured by scheduled service ASMs, increased 53.7% due to the operation of five new regional jets in scheduled service during the third quarter 2000. Traffic, as measured by revenue passenger miles, increased 42.6%. Capacity and traffic were adversely affected by a high number of flight cancellations. Load factor decreased from 51.3% in 1999 to 47.6% in 2000. Revenue yield decreased 2.5% due to the addition of several longer routes with lower-than-average revenue yield. The average passenger trip increased 30 miles, or 13.5%. Revenue yield was positively impacted by the fuel surcharge.

Midwest Express benefited from increased revenue from charter sales of $.7 million. Partially offsetting this increase was lower mail and freight revenue as a result of the U.S. Postal Service transporting more mail via dedicated aircraft and ground transportation.

Operating Expenses
The Company's third quarter 2000 operating expenses increased by $22.2 million, or 22.6%, from 1999 to $120.6 million. The increase was primarily the result of higher fuel prices and increased labor costs. Decreased aircraft utilization in the third quarter was due to a shortage of trained pilots to support the Company's growth plan and comply with the revised FAA-mandated rest/reserve rules. Because of this, Midwest Express operated only 1.4% more flights during the quarter, although it had two additional aircraft in service. Astral had similar issues with higher fuel prices and low regional jet utilization; the regional jets operated at about 70% utilization, but had the infrastructure and costs to support full utilization. Pilot turnover at Astral resulted in a lack of trained instructor pilots and check airmen. Offsetting higher costs in most categories were lower commission costs and no profit sharing accrual. Cost per total ASM increased 14.7% from 12.1(cent) in 1999 to 13.9(cent) in 2000.

Salaries, wages and benefits increased $7.6 million, or 23.9% to $39.5 million. The labor cost increase reflects the addition of approximately 522 full-time equivalent employees (392 at Midwest Express and 130 at Astral) since September 30, 1999. Midwest Express and Astral added employees throughout the organization to support additional aircraft placed in service and additional destinations. Increased labor costs were also due to hiring additional mechanics to support growth and complete aircraft modifications and repairs more efficiently, an increase in the number of pilots due to new rest/reserve rules mandated by the FAA, and a wage increase for Midwest Express pilots associated with their new labor contract effective March 1, 2000. These increases were partially offset by the lack of a profit sharing accrual in 2000, which reduced costs by $.5 million. On a cost per total ASM basis, labor costs increased 15.9% from 3.9(cent) in 1999 to 4.6(cent) in 2000.

Aircraft fuel and oil prices and associated taxes increased $10.1 million, or 70.8%, in third quarter 2000 to $24.4 million. Into-plane fuel increased 60.0% in 2000, averaging $1.03 per gallon versus 64.5(cent) per gallon in 1999, resulting in a $9.1 million pre-tax price impact. Fuel consumption increased 6.9% in the quarter, primarily because Astral placed five new regional jets in service. The Company has managed to some extent the price risk of fuel primarily by purchasing commodity options that establish ceiling prices, but did not hedge third quarter 2000 fuel requirements. Fuel costs in October 2000 trended upward, averaging $1.17 per gallon. The Company has not hedged prices for future fuel requirements.

Commissions decreased by $1.6 million, or 19.1%, from 1999 to $6.6 million. Most of this reduction was due to a new commission rate structure that reduced base commissions from 8% to 5% effective October 19, 1999. In addition, in third quarter 2000 more ticket sales were generated via the Company's reservations centers, Midwest Express Web site (www.midwestexpress.com), other travel-related Web sites and ticket counters. Commission expense decreased 24.3% on a cost per total ASM basis.

Dining services costs increased by $.6 million, or 9.3%, from 1999 to $6.7 million. The increase was primarily due to an increase in food prices. Dining services costs increased 2.3% on a cost per total ASM basis.

Station rental, landing and other fees increased $.7 million, or 9.2%, from 1999 to $8.3 million. The increase was primarily caused by 16.5% more flight segments at Astral and higher airport fees. On a cost per total ASM basis, these costs increased 2.2%.

Maintenance costs increased by $1.2 million, or 10.2%, from 1999 to $12.6 million. On a cost per total ASM basis, this category increased 3.1%. The increase was caused by higher-than-expected costs associated with maintenance contract labor and higher aircraft component repair costs.

Depreciation and amortization increased by $.9 million, or 26.4%, from 1999 to $4.2 million. The increase was primarily the result of the depreciation associated with two additional MD-80 aircraft placed in service, aircraft noise hushkits added to six DC-9 aircraft in the second half of 1999 and capital spending associated with the start-up of the Astral regional jet program. Depreciation increased 18.3% on a cost per total ASM basis due to lower aircraft utilization.

Aircraft rental costs increased by $1.4 million, or 30.1%, from 1999 primarily as a result of Astral leasing five new regional jets and Midwest Express completing a sale/leaseback on one MD-80 aircraft in September 1999. On a cost per total ASM basis, these costs increased 21.7%.

Other costs increased $1.3 million, or 12.0%, from 1999 to $12.2 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, reservation fees, administration and other items. The increase was primarily due to increased costs in flight training, crew hotel costs, software, telephone and communications, and property taxes. On a cost per total ASM basis, these costs increased 4.8%.

Provision for Income Taxes
Income tax expense for the third quarter 2000 was $2.5 million, a $4.1 million decrease from the 1999 provision of $6.6 million. The effective tax rates for the third quarter of 2000 and 1999 were 37.0% and 37.5%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering in 1996 as if they were payable to taxing authorities.

Net Income
Net income for the third quarter 2000 was $4.3 million, a decrease of $6.8 million from third quarter 1999 net income of $11.1 million. The net income margin decreased from 9.6% in 1999 to 3.4% in 2000.

                Nine Months Ended September 30, 2000 Compared to
                      Nine Months Ended September 30, 1999

Operating Revenues
The Company's operating revenues totaled $359.6 million for the nine months ended September 30, 2000, a $27.2 million, or 8.2%, increase over 1999. Passenger revenues accounted for 91.7% of total revenues and increased $26.5 million, or 8.7%, from 1999 to $329.6 million. The increase was primarily attributable to a 5.9% increase in revenue yield and a 2.7% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue increased by $14.6 million, or 5.4%, from 1999 to $285.2 million. This increase was caused by a 4.1% increase in revenue yield and a 1.2% increase in passenger volume, as measured by revenue passenger miles. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 4.1% due to additional aircraft in service during 2000. Capacity was constrained by a shortage of trained pilots to support the Company's growth plan, by compliance with the FAA-mandated rest/reserve rules, and by an increase in flight cancellations. Load factor decreased from 65.6% in 1999 to 63.8% in 2000 due to lost bookings as a result of competitive pricing, operating larger aircraft on certain routes, lower volume on new routes, a potential pilot strike in the first quarter, and passenger concerns related to the Year 2000 rollover.

Astral passenger revenue increased by $11.8 million, or 36.4%, from 1999 to $44.4 million. Traffic increased 37.6% on a 50.1% increase in capacity due to five new regional jets in service in 2000. Load factor decreased from 49.9% in 1999 to 45.7% in 2000. Revenue yield decreased from $.54 in 1999 to $.53 in 2000.

The Company's revenue from cargo, charter and other services increased $.8 million, or 2.7%, in 2000. Midwest Express benefited from increased revenue from the charter program. Partially offsetting this increase was lower mail and freight revenue.

Operating Expenses
The Company's 2000 operating expenses increased by $59.5 million, or 21.1%, from 1999, primarily due to expanded operations and higher fuel costs. Offsetting higher costs in most categories were lower commission costs and no profit sharing accrual. Cost per total ASM increased 13.4% from 11.9(cent) in 1999 to 13.5(cent) in 2000.

Salaries, wages and benefits increased $18.7 million, or 20.1%, from 1999 to $111.8 million. On a cost per total ASM basis, these costs increased 12.5%, from 3.9(cent) in 1999 to 4.4(cent) in 2000. The labor cost increase reflects the addition of approximately 522 full-time equivalent employees (392 at Midwest Express and 130 at Astral) since September 30, 1999 and increases in labor rates. Midwest Express added employees throughout the organization to support the aircraft placed in service. Midwest Express also added mechanics to support growth and complete aircraft modifications and repairs more efficiently. Pilot costs at Midwest Express increased due to a 2.5% contract signing bonus; increased wage rates associated with the new contract; and the implementation of the new FAA-mandated interpretation of crew rest/reserve rules, which effectively added 18 pilots with no increased flying. These increases were partially offset by a reduction in the profit sharing accrual.

Aircraft fuel and oil and associated taxes increased $28.8 million, or 78.7%, in 2000 to $65.3 million. Into-plane fuel prices increased 67.7% in 2000, averaging 94.9(cent) per gallon in 2000 versus 56.6(cent) per gallon in 1999. The Company has managed to some extent the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. The Company hedged 25% of first quarter 2000 fuel prices but has not hedged future fuel requirements.

Commissions decreased by $4.5 million, or 19.2%, and 24.3% on a cost per total ASM basis versus 1999. The decrease was primarily due to a new commission rate structure that reduced base commission from 8% to 5% effective October 1, 1999. In addition, the Company realized savings due to increased travel booked directly through its reservations centers, Midwest Express Web site, other travel-related Web sites and ticket counters.

Dining services costs increased by $1.0 million, or 5.9%, from 1999 to $18.6 million. The increase was primarily due to a 4.8% increase in food and services prices, and a .4% increase in origin and destination passengers at Midwest Express.

Station rental, landing and other fees increased by $2.4 million, or 10.5%, from 1999 to $25.3 million. The increase was caused by 16.3% more flight segments at Astral and higher airport costs throughout the system. On a cost per ASM basis, these costs increased 3.6%.

Maintenance costs increased by $5.8 million, or 17.3%, from 1999 to $39.1 million. Aircraft maintenance costs increased 10.0% on cost per total ASM basis. The increase was attributable to higher-than-expected costs for engine repairs, higher-than-expected costs associated with material aircraft component repairs and higher use of contract labor.

Depreciation and amortization increased by $2.8 million, or 29.5%, from 1999 to $12.2 million. The increase from third quarter 1999 was primarily the result of the depreciation associated with two additional MD-80 aircraft placed into service, aircraft noise hushkits and capital spending associated with the start-up of the regional jet program.

Aircraft rental costs increased by $4.1 million, or 28.9%, from 1999 primarily as a result of Astral leasing five new regional jets and Midwest Express completing a sale/leaseback on one MD-80 aircraft in September 1999.

Other operating expenses increased by $.5 million, or 1.6%, from 1999. The increase was due to cost increases in flight training, Frequent Flyer program expenses, professional and financial services, crew hotels, property taxes, charters, advertising and legal services. The increase was mostly offset by a nonrecurring $2.7 million favorable settlement of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. On a cost per ASM basis, these costs decreased 4.8%.

Provision for Income Taxes
The Company's income tax expense for the first nine months of 2000 was $6.8 million, a decrease of $12.0 million from 1999. The effective tax rates for the first nine months 2000 and 1999 were 37.0% and 37.5%, respectively.

Cumulative Effect of Accounting Changes
The Company's cumulative effect of accounting changes, net of applicable tax, totaled ($4.7) million. The charge was ($7.8) million, net of tax, for a change in accounting methods for Frequent Flyer partner miles, partially offset by a $3.1 million, net of tax, adjustment for major airframe maintenance due to the Company's transition dividing major events into smaller, more frequent events, and to expense airframe maintenance costs as they are incurred.

Net Income
The Company's net income for the first nine months was $6.9 million, a decrease of $24.4 million from 1999. The net income margin decreased to 1.9% in 2000 from 9.4% in 1999.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $24.1 million at September 30, 2000, compared with $16.0 million at December 31, 1999. Net cash provided by operating activities totaled $50.4 million for the nine months ended September 30, 2000. Net cash used in investing activities totaled $40.7 million, due to capital expenditures of $40.4 million, including $.5 million of purchase deposits on flight equipment.

As of September 30, 2000, the Company had a working capital deficit of $50.7 million versus a $37.1 million deficit on December 31, 1999. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is common in the industry.

As of September 30, 2000, the Company's $55.0 million revolving bank credit facility has not been used except for letters of credit totaling approximately $9.5 million that reduces the amount of available credit. The letters of credit are used to support financing on the Company's maintenance facility and for various other purposes. The Company's $20.0 million secondary revolving credit facility with Kimberly-Clark expired in September 2000 and will not be renewed.

Capital spending totaled $40.4 million, including $.5 million of purchase deposits on flight equipment for the nine months ended September 30, 2000. Capital expenditures primarily consisted of spending for the construction of the Company's new training facility, aircraft refurbishment costs for three of the recently acquired MD-80 aircraft, engine overhauls, spare aircraft parts, and spending for refurbishment and equipment for the Kansas City Call Center. The Company anticipates full-year capital spending to be approximately $55 million in 2000, $21 million of which is associated with the acquisition and refurbishment of MD-80 aircraft and $11 million for the acquisition of a sixth regional jet.

In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft currently operated by Scandinavian Airlines Systems. The Company financed the first delivery using internal cash flow. The remaining three aircraft will be delivered in 2001 and financing will be determined at that time.

As of September 30, 2000, leases relating to three of Midwest Express' jet aircraft are guaranteed by Kimberly-Clark. The Company pays Kimberly-Clark a guarantee fee equal to 1.25% annually of the outstanding lease commitments. Kimberly-Clark will continue to guarantee the leases for the three aircraft until the expiration of their initial lease terms. The first of these jet aircraft leases expires in 2001.

Astral's five new regional Fairchild Dornier 328JET aircraft acquired in 2000 were financed via operating leases over a period of 16.5 years.

The Company's Board of Directors has authorized share repurchase programs totaling $30.0 million. In the third quarter 2000, the Company acquired 84,626 shares at a cost of $2.0 million. As of September 30, 2000, the Company has repurchased a total of 727,451 shares of common stock at a cost of $15.0 million.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities, and available long-term financing for the acquisition of jet aircraft will be adequate to meet its current and anticipated working capital requirements and capital expenditures.

                              Pending Developments

This Form 10-Q filing, and particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in this report, statements containing the words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel prices, competitive developments and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to, the Company's prospectus dated May 23, 1996 included in Registration Statement on Form S-1 No. 333-03325.

MD-80 Aircraft - Two MD-80 series aircraft that the Company agreed to purchase in 1997 were received in the fourth quarter 1999. One entered service in July 2000, and the other entered service in October 2000. In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft operated by Scandinavian Airlines System ("SAS"). Delivery of these aircraft began in September 2000 and is expected to continue through November 2001. After refurbishment and modification, three aircraft are expected to enter scheduled service in 2001 and the fourth in 2002. The Company expects the SAS project, including aircraft refurbishment, modification and support equipment, will cost $50 million. These four aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in existing and new markets.

Regional Jet Aircraft - The Company currently operates five 32-passenger Fairchild Dornier 328JETs. The Company was planning to acquire five additional regional jets in 2001 and more in subsequent years. The Company planned to acquire the Fairchild Dornier 428JET, which was planned to be a 44-passenger derivative of the 328JET. Fairchild Dornier canceled its 428JET program in the third quarter 2000. The Company is currently evaluating alternatives for its regional jet program in light of this cancellation, including disposal of the existing fleet of Fairchild Dornier 328JETs and acquisition of a different regional jet product. The Company intends to continue its regional jet program.

Air Midwest Codeshare - On November 2, 2000 the Company announced an agreement to codeshare with Air Midwest, a subsidiary of Mesa Air Group. Under the agreement the Midwest Express code will be placed on Air Midwest flights operating to and from Kansas City, providing passengers connection service between Kansas City and 14 Midwestern cities. The codeshare program is expected to begin in the first quarter of 2001.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants (AFA), AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board. The Company and AFA continue in mediated negotiations.

Pension Plan - In 1999, Midwest Express approved a plan to terminate on March 31, 2000 the qualified defined benefit plan that covers substantially all Midwest Express employees. This is subject to approval by Pension Benefit Guaranty Corporation (PBGC), the federal agency responsible for supervising pension plan terminations.

Effective April 1, 2000, the Company began making monthly contributions to a money purchase pension plan for substantially all Midwest Express employees. The monthly contributions are primarily based on employee compensation and employee age.

Fuel Prices - Fuel prices remain high. In fourth quarter 1999, the Company's into-plane fuel costs averaged approximately 75(cent) per gallon versus the October cost of over $1.17 per gallon. In fourth quarter 2000, the Company expects an unfavorable fuel price variance of approximately $8-9 million at current pricing, but expects to offset some of the unfavorable variance by the ticket fuel surcharge. The ticket fuel surcharge is subject to competitive pressures. The Company has not hedged fuel purchases in the fourth quarter or beyond.

Capacity Growth - Fourth quarter 2000 capacity is expected to increase 15% over 1999. Fiscal-year 2000 capacity is expected to increase approximately 9% over fiscal-year 1999.

In 2001, capacity is expected to increase 15 to 20%. This capacity growth is expected to result from improved aircraft utilization and additional aircraft in the Company's fleet including the regional jet program as discussed above in this pending developments section.


PART II - OTHER INFORMATION


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since December 31, 1999.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                (10) Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 29, 2000.

                (27)  Financial Data Schedule.


          (b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Midwest Express Holdings, Inc.



Date: November 14, 2000                  By /s/    Timothy E. Hoeksema
      ---------------------                 ------------------------------------
                                            Timothy E. Hoeksema
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date: November 14, 2000                  By /s/     Robert S. Bahlman
      ---------------------                 ------------------------------------
                                            Robert S. Bahlman
                                            Senior Vice President and
                                            Chief Financial Officer