Form 10-K405
period 2000-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 2001-03-26
CIK 948845

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                      to
                                     -------------------      ----------------

        Commission file number          1-13934
                                 -------------------------

                         MIDWEST EXPRESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Wisconsin                                   39-1828757
        ---------                                   ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                            6744 South Howell Avenue
                           Oak Creek, Wisconsin 53154
                           --------------------------
               (Address of Principal executive offices) (Zip code)

                                  414-570-4000
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, $.01 par value                New York Stock Exchange
   Preferred Stock Purchase Rights              New York Stock Exchange
-------------------------------------    ---------------------------------------
          (Title of class)               (Names of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:          None
                                                              -----------------
                                                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes          X          No
                                 ----------            ---------

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting and nonvoting common equity held by nonaffiliates as of March 9, 2001: $235.1 million. As of March 9, 2001 there were 13,827,186 shares of Common Stock, $.01 par value, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 2000 Annual Report to Shareholders for the fiscal year ended
     December 31, 2000 are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 25, 2001 are incorporated by reference in Part III.

                         MIDWEST EXPRESS HOLDINGS, INC.
                                    FORM 10-K

                     For the period ended December 31, 2000

                                TABLE OF CONTENTS

PART I                                                                  Page No.

Item 1.      Business                                                       3

Item 2.      Properties                                                    11

Item 3.      Legal Proceedings                                             13

Item 4.      Submission of Matters to a Vote of Security Holders           13

Management - Officers of the Registrant                                    14

PART II

Item 5.      Market for the Registrant's Common Equity and
              Related Stockholder Matters                                  15

Item 6.      Selected Financial Data                                       15

Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          15

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk    15

Item 8.      Financial Statements and Supplementary Data                   16

Item 9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                          16

PART III

Item 10.     Directors and Executive Officers of the Registrant            16

Item 11.     Executive Compensation                                        16

Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                               16

Item 13.     Certain Relationships and Related Transactions                17

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                  17

SIGNATURES                                                                 18

INDEPENDENT AUDITORS' REPORT                                               19

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                            20

EXHIBIT INDEX                                                              21

PART I

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. Statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include but are not limited to uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs, competitive developments and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

Item 1. Business

Background

         Midwest Express Holdings, Inc. was reincorporated under the laws of the State of Wisconsin in 1996. Midwest Express Holdings, Inc. is a holding company and its principal subsidiary is Midwest Express Airlines, Inc. ("Midwest Express").

         Midwest Express operates a single-class, premium service passenger jet airline that caters to business travelers and serves major destinations throughout the United States from Milwaukee, Wisconsin; Omaha, Nebraska; and Kansas City, Missouri.

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

         Midwest Express began commercial operations in June 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee's General Mitchell International Airport. Milwaukee, as Midwest Express' original base of operations, has been the main focus of its route structure. Midwest Express established Omaha as its second base of operations in May 1994. Midwest Express established Kansas City as its third base of operations in September 2000 and currently provides nonstop jet service between Kansas City and eight destinations.

         Astral Aviation, Inc., a wholly owned subsidiary of Midwest Express, ("Astral"), d/b/a Skyway Airlines, The Midwest Express Connection began operations in early 1994 by taking over routes that

Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Express. Under the agreement, Mesa operated the system beginning in 1989 as "Skyway Airlines" using Midwest Express' airline code.

         On September 27, 1995, the stock of Midwest Express was transferred to Midwest Express Holdings, Inc. in connection with the initial public offering ("Offering") by Kimberly-Clark of shares of common stock of Midwest Express Holdings, Inc. Following the Offering, Kimberly-Clark retained 20% of the shares of outstanding common stock of the Company which it subsequently sold in a secondary public offering consummated on May 23, 1996. As used herein, unless the context otherwise requires, the "Company" refers to Midwest Express Holdings, Inc. and its respective predecessors, including Midwest Express Airlines, Inc. when operated as a subsidiary of Kimberly-Clark.

Route Structure and Scheduling

         Bases of Operations

         Midwest Express currently has three bases of operations - Milwaukee, Omaha and Kansas City. As of December 31, 2000, Midwest Express served 29 cities and was the only carrier providing nonstop service between Milwaukee and more than 60% of its core jet routes. Although 11 other jet airlines serve Milwaukee's airport, these carriers generally provide nonstop flights only between Milwaukee and their respective hubs.

         From Omaha, Midwest Express provides nonstop service to Los Angeles, Milwaukee, Kansas City, Newark, Washington, D.C. and Orlando (weekends). Passengers in Omaha can also travel to most other cities in the Midwest Express and Astral route system via connections through Milwaukee. Although 10 other jet airlines serve Omaha's airport, these carriers (other than Southwest Airlines) provide nonstop flights only between Omaha and their respective hubs.

         From Kansas City, Midwest Express provides nonstop service to New York La Guardia, Washington National, Washington Dulles, Milwaukee, Boston, Omaha, San Antonio and Des Moines. Passengers in Kansas City can travel to most other cities throughout the route systems of Midwest Express and Astral via connections through Milwaukee. In March 2001, Midwest Express entered into a five-year codeshare with Air Midwest, providing passengers in 15 Midwestern cities with connecting service via Kansas City. Midwest Express provides passengers with jet service to Kansas City and Air Midwest provides passengers with connecting service from Kansas City to 15 Midwestern cities.

         Integration of Astral Operations

         Midwest Express coordinates Astral's routes and schedules to complement Midwest Express service by providing passengers on short-haul, low-density routes the ability to connect to Midwest Express flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Astral also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be a consistent demand for air service even though there is no Milwaukee connection. As of December 31, 2000, Astral offered flights in 30 markets. In late 1999, four Fairchild Dornier 328JETs joined Astral's fleet of 15 Beech 1900D turboprop aircraft; a fifth Fairchild Dornier 328JET joined the Astral fleet in January 2000 and a sixth 328JET entered scheduled service in January 2001. Customer Service

         Overall

         Midwest Express primarily caters to business travelers and has built its reputation by providing passengers with personal attention, two-across wide leather seats, fine food served on china with complimentary wine or champagne, and baked-onboard chocolate chip cookies on luncheon flights - all at competitive fares. Conde Nast Traveler, Travel+Leisure and the Zagat Airline Survey have recognized Midwest Express as the best airline in the United States.

         Midwest Express has accomplished its unique level of customer service through such tangible amenities as a more comfortable seating configuration, quality cuisine, and complimentary wine or champagne, as well as such intangibles as the accommodating attitude of Midwest Express employees. Although Astral has less opportunity to provide premium inflight service due to the limited duration of its flights, it also focuses on superior customer service in the regional airline industry.

         Premium Seating

         Each Midwest Express aircraft is configured with two leather-covered seats on each side of the aisle that are larger than coach seats on most other airlines (21 inches wide at the seat cushion compared to standard coach seats that are 17 to 18 inches wide). The pitch between seats is 33 to 34 inches compared to standard coach pitch which averages about 31 inches. There are no middle seats. The number of seats in each aircraft is about 20% less than the number of seats that major airlines typically install in the same type of aircraft.

         Dining Services

         The high quality of Midwest Express cuisine has been recognized repeatedly in customer surveys. Breakfast and dinner menus typically consist of a choice of two entrees. Midwest Express offers complimentary champagne on breakfast flights and complimentary wine on other flights. Midwest Express spends about twice as much per revenue passenger meal than the industry average for major carriers.

Fare Pricing and Yield Management

         Airlines generally offer a range of fares that are distinguished by restrictions on use, such as the times of day and days of the week for travel, length of stay, and minimum advance booking period. Midwest Express and Astral generally offer the same range of fares that their competitors offer, although there are exceptions in particular markets where Midwest Express will discount certain categories of fares or charge a premium compared to its competitors.

         The number of seats an airline offers within each fare category is also an important factor in pricing. Midwest Express monitors the inventory and pricing of available seats with a computer-assisted yield management system. The system enables Midwest Express' yield management analysts to examine Midwest Express' and Astral's historical demand, and increases the analysts' opportunity to establish the optimal allocation of the number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and actual booking levels, with the objective of optimizing the number of passengers and the fares paid on future flights to maximize revenues.

Marketing

         Travel Agency Relationships

         During 2000 Midwest Express sold approximately 75% of its tickets through travel agents. The Company maintains its own reservations center at its headquarters in Milwaukee and a second call center in Kansas City. Like many travel agencies, the Company's reservation centers provide airline information, make reservations and sell tickets for Midwest Express and Astral flights through a computer reservation system ("CRS"). The Company has a contract to use the SABRE CRS until third quarter 2001. Effective February 1, 1999, the Company placed a cap on travel agent commissions of $25 for a one-way ticket and $50 per roundtrip ticket. Effective October 19, 1999, the Company implemented a new commission rate structure that reduced base commissions from 8% to 5%, in addition to the cap on travel agent commissions. This commission structure is similar to that of most other airlines. The Company realized more revenue in 2000 than in previous years from direct sales via the Company's reservation centers, Web site and ticket counters.

         Frequent Flyer Program

         The Company operates a Frequent Flyer Program (the "Frequent Flyer Program") under which mileage credits are earned by flying on Midwest Express, Astral or other participating airlines (including Swissair, Frontier, Virgin Atlantic, Sabena and Northwest) and by using the services of participating hotels (including Hilton, Hyatt, Loews, Radisson, Swissotel, Baymont and Wyndham), car rental firms (including Avis, Hertz and National), MCI telecommunications, Elan MasterCard(R) and other program partners. Members can redeem Frequent Flyer Program miles for travel on Midwest Express or Astral (20,000 miles for a free roundtrip ticket or 15,000 miles for a companion ticket), or other participating airlines. In addition to free travel, miles can be redeemed at participating hotels, car rental firms and other program partners. The program is designed to enhance customer loyalty and thereby retain and increase the business of frequent travelers by offering incentives for their continued patronage. In addition to the Frequent Flyer Program, the Company also offers the Frequent Flyer Plus program that provides additional benefits and rewards to members flying at least 20,000 miles or 25 one-way trips in a calendar year.

         The Company's Frequent Flyer Program includes a marketing agreement whereby members in Northwest Airlines' WorldPerks Frequent Flyer Program and the Frequent Flyer Program maintain their separate accounts, but can redeem award travel on either carrier. The Company also operates the Midwest Express MasterCard program in conjunction with Elan Financial Services of Illinois ("Elan").

The program allows Midwest Express to offer a co-branded credit card to its Frequent Flyer Program members to induce them to become frequent flyers. The Company generates income by selling Frequent Flyer Program miles to Elan, which in turn awards the miles to cardholders for purchases made with their credit cards.

         Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer Program mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer Program mileage credits is deferred and recognized when transportation is provided to the passenger. The Company believes the new method appropriately matches revenues with the period in which services are provided.

         As of year-end 2000 and 1999, the Company had approximately 1,308,000 and 1,183,000 members enrolled in its Frequent Flyer Program, respectively. The Company estimates that as of December 31, 2000 and 1999, the total available awards under the Frequent Flyer Program were 143,000 and 116,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 61,000 and 46,000 during 2000 and 1999, respectively. Free travel awards accounted for approximately 6% of the Company's total revenue passenger miles during 2000. Because Midwest Express controls the number of seats available for free travel on each flight, it does not believe that the use of Frequent Flyer Program awards results in a significant displacement of revenue passengers.

         Miles accrued in a member's account will expire unless there is qualifying activity in the Frequent Flyer Program account within a 36-month period. Qualifying activity includes flights on Midwest Express and/or Astral, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive.

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

         Codesharing Agreements

         In 2000, Midwest Express continued a one-year renewable codesharing agreement with American Eagle that was originally established in 1998. Either party can cancel the agreement upon 180 days notice. Under the agreement, Midwest Express provides passengers with jet service to Los Angeles, Dallas/Ft. Worth and Boston. American Eagle then provides passengers with connecting service from Los Angeles to seven cities in California, from Dallas/Ft. Worth to 28 cities in the southern and south central United States, and from Boston to 15 cities in the northeast. Both the Midwest Express and American Eagle segments are designated in computer reservation systems with the Midwest Express airline code.

         Effective March 2001, Midwest Express entered into a five-year codeshare agreement with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and 15 Midwestern cities. At the expiration of the initial term, the agreement is automatically renewed for additional six month terms. Either party can cancel the agreement upon 180 days notice under the agreement. Midwest Express provides passengers with jet service to Kansas City and Air Midwest provides passengers with connecting service from Kansas City to 15 Midwestern cities. Both the Midwest Express and Air Midwest segments are designated in the computer reservation systems with the Midwest Express airline code.

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

Competition

         The Company competes with other air carriers on all routes it serves. Many of the Company's competitors have elaborate route structures that transport passengers to their hub airports for transfer to many destinations, including those served by Midwest Express and Astral. Some competitors offer flights from cities served by Midwest Express to more than one of their hub airports, permitting them to compete in the Company's markets by offering multiple routings. For many markets that Midwest Express serves from Milwaukee and Omaha, the competition does not provide nonstop service, but that condition could change. In some markets, Midwest Express and Astral also compete against ground transportation.

         The Company has the largest market share of passengers at Milwaukee. In 2000, the Company carried 34.3% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second largest share, carried 21.7%. In 2000, Midwest Express carried 6.4% of the passengers boarded in Omaha, compared with 20.3% carried by United Airlines and 16.7% by Southwest Airlines, the carriers with the two largest market shares in Omaha. In 2000, Midwest Express carried 2.7% of the passengers boarded in Kansas City, compared with 29.6% carried by Southwest Airlines and 11.0% by Delta, the carriers with the two largest market shares in Kansas City.

         In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower-cost alternatives to air travel.

Employees

         As of December 31, 2000, Midwest Express had 3,185 employees (560 of whom were part-time and 72 of whom were intermittents) and Astral had 601 employees (156 of whom were part-time). The categories of employees were as indicated in the following table:


                                         Employees as of December 31, 2000
                                    --------------------------------------------
                                          Midwest
   Employee Categories                    Express                    Astral
   -------------------                    -------                    ------
   Flight Operations                         444                       199
   Inflight                                  506                        25
   Passenger Services                        942                       233
   Maintenance                               597                        74
   Reservations and Marketing                437                         -
   Accounting and Finance                    113                         6
   Administrative                            146                        64
                                         -------                  --------
   Total                                   3,185                       601
                                          ======                   =======


         The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest Express' and Astral's fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables the Company to schedule employees when they are needed. Part-time employees are eligible for the Company's benefits programs, subject to certain restrictions and co-pay requirements, because doing so enables the Company to attract quality employees and reinforces the value the Company places on part-time employees.

         Labor Relations

         In April 1999, Midwest Express' flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board. The Company and AFA continue in mediated negotiations.

Regulation

         General

         The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, computer reservation system, and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It is also authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

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

         Noise Abatement

         The federal Airport Noise and Capacity Act of 1990 ("ANCA") recognizes the right of airport operators with special noise problems to implement local noise abatement procedures that do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. As a result of litigation and pressure from airport area residents, airport operators have taken local action over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits, prohibition on operations during night-time hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. While the Company has had sufficient operational and scheduling flexibility to accommodate local noise restrictions imposed to date, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread.

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

         The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bi-monthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, the slot regulations provide that the FAA may withdraw slots at any time and without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation). Midwest Express' ability to increase its level of operations at these cities is affected by the number of slots available for takeoffs and landings.

Aircraft Fuel

         Because fuel costs constitute a significant portion of the Company's operating costs (approximately 20% and 14% in 2000 and 1999, respectively), significant changes in fuel costs can materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of the Company's fleet. See "Item 2. Properties - Fleet Equipment." The Company has periodically entered into short-term hedge agreements, in an attempt to reduce its exposure to jet fuel price fluctuations. As of December 31, 2000, the Company has not hedged fuel purchases in the first quarter 2001 or beyond. The $10 one-way fuel service charge implemented in February 2000 and increased to $20 in September 2000 offset some of the impact of higher fuel prices in 2000.

Item 2. Properties

Fleet Equipment

         As of December 31, 2000, Midwest Express' fleet in service consisted of 34 McDonnell Douglas jet aircraft, including eight DC-9 series 10 aircraft, 16 DC-9 series 30 aircraft, two MD-88 aircraft, five MD-81 aircraft and three MD-82 aircraft. All aircraft meet stage III noise requirements. None of the aircraft owned by Midwest Express is subject to liens to secure obligations.

                  MIDWEST EXPRESS AIRLINES AIRCRAFT IN SERVICE

     Type        Seats        Owned           Leased             Total
     ----        -----        -----           ------             -----
DC-9-10             60           8               -                  8
DC-9-30             84*          6              10                 16
MD-88             112            -               2                  2
MD-81/82          116            7               1                  8
                                 -               -                  -
Total                           21              13                 34

     * One aircraft is reconfigured to 60 seats and used primarily for charter flights.

         The MD-82 lease and the two MD-88 aircraft leases expire in 2011. As of March 20, 2001, ten DC-9-30 operating leases expire as follows: three in 2004, four in 2006, one in 2007 and two in 2008. During 2000, Midwest Express placed into service two MD-80 series aircraft the Company agreed to purchase in 1997 from Japan Air Systems. The Company financed the acquisition and refurbishment of these two aircraft with internal cash flows.

         In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft operated by Scandinavian Airlines System. Delivery of the aircraft began in July 2000 and will continue through November 2001. As of March 20, 2001, after refurbishment and modification, two aircraft are expected to enter scheduled service in 2001 and two in 2002. The Company expects that this project - including aircraft acquisition, refurbishment, modification and support equipment - will cost approximately $50 million. Financing alternatives are currently being evaluated. These aircraft will be used to increase capacity on the Company's high-traffic routes and expand service in new markets.

         Astral acquired 15 new Beech 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. Each of these aircraft has 19 passenger seats. During 1996, Astral sold and leased back these aircraft from a group of six financial institutions with lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008.

         In 1999, Astral acquired five 32-passenger Fairchild Dornier 328JET aircraft. The five aircraft were financed via operating leases from one financial institution, with expiration dates all occurring in 2016. Four aircraft were placed in service in late 1999; the fifth was placed in service in January 2000. A sixth Fairchild Dornier 328JET aircraft was acquired in December 2000 and placed in service in January 2001. Two additional 328JETs will be acquired, one in March 2001 and the other in May 2001.

         The Company expected to acquire the Fairchild Dornier 428JET, which was designed to be a 44-passenger derivative of the 328JET. Fairchild Dornier canceled its 428JET program in the third quarter 2000. The Company is currently evaluating alternatives for its regional jet program in light of this cancellation, including disposal of the existing fleet of Fairchild Dornier 328JETs and acquisition of a different regional jet product. In December 2000, the Company filed a Demand for Arbitration with the American Arbitration Association. The respondent is Fairchild Dornier. The Company alleges Fairchild Dornier breached the aircraft purchase agreement by deciding not to produce the 428JET.

Facilities

         The Company has secured long-term use of gates and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 19 gates at the Milwaukee airport, including ticket counters, baggage handling and operations space. In 1988, the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport for an initial term of five years ending March 31, 1993, with an option for the Company to extend the lease for 11 successive renewal terms of five years each.

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

         In August 1997, the Company purchased its headquarters building, which it had previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. As of December 31, 2000, $2.9 million of long-term debt remained. In July 2000, the Company opened a new 55,000-square-foot training facility as an addition to its Oak Creek, Wisconsin headquarters. The Company funded this $6.9 million project with cash flow from operations.

         In Omaha, Midwest Express has exclusive rights to two gates. In 14 of the other 29 cities Midwest Express served as of December 31, 2000, gates at the airport were leased directly from the airport authority. In 15 cities, Midwest Express subleased gates from other carriers.

         Astral has secured long-term leases of facilities at General Mitchell International Airport. Astral owns an aircraft maintenance and office facility at the Milwaukee airport. The land on which this facility is located is leased from Milwaukee County until 2010. Astral also owns a headquarters building, which is located off airport grounds. Astral currently operates from four gates at General Mitchell International Airport in Milwaukee: one gate is leased directly from Milwaukee County and the other three are subleased from Midwest Express.

Item 3. Legal Proceedings

         In December 2000, Astral filed a Demand for Arbitration with the American Arbitration Association. The respondent in this arbitration is Dornier Luftfahrt GmbH, now known as Fairchild Dornier. Astral alleges that Fairchild Dornier breached an aircraft purchase agreement by deciding not to produce its 428JET regional jet. Astral will purchase a total of eight Fairchild Dornier 328JETs through 2001 and was planning to acquire 428JETs under the aircraft purchase agreement. Astral seeks damages in an amount not yet determined.

         The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter 2000.

         MANAGEMENT

Officers of the Registrant

         The executive officers and other officers of the Company as of March 9, 2001, together with their ages, positions and business experience, are listed below:

        NAME              AGE                      POSITION

Timothy E. Hoeksema       54       Chairman of the Board, President, Chief
                                    Executive Officer and Director

Robert S. Bahlman         42       Senior Vice President, Chief Financial
                                    Officer and Controller

David C. Reeve            55       Senior Vice President-Operations

Carol N. Skornicka        59       Senior Vice President-Corporate Development,
                                    General Counsel and Secretary

Christopher I. Stone      50       Senior Vice President-Human Resources

William E. Brown          38       Vice President-Technical Services

Michael W. Mooney         46       Vice President-Planning and Pricing

Christopher D. White      38       Vice President-Safety and Regulatory
                                    Compliance

Dennis J. O'Reilly        45       Treasurer and Director of Investor Relations

         Timothy E. Hoeksema has been a Director, Chairman of the Board, President and Chief Executive Officer of the Company since 1983. Mr. Hoeksema was appointed President-Transportation Sector of Kimberly-Clark in 1988. He resigned from all positions with Kimberly-Clark in 1995.

         Robert S. Bahlman has served as the Senior Vice President, Chief Financial Officer and Controller since 1999. Mr. Bahlman served as Senior Vice President, Chief Financial Officer, Treasurer and Controller from 1998-99; as Vice President, Chief Financial Officer, Treasurer and Controller from 1996-98; as Controller from 1995-96.

         David C. Reeve has served as Senior Vice President of Operations of Midwest Express since 1998. He served as President of Astral from 1997-2000 and has served as Chairman of the Board at Astral since 1999. Before joining the Company, Mr. Reeve was Director of Flight Operations for DHL Airways from 1991-97.

         Carol N. Skornicka has served as Senior Vice President of Corporate Development, Secretary and General Counsel since 1998. Ms. Skornicka served as Vice President, General Counsel and Secretary from 1996-98. She formerly was Secretary of the Wisconsin Department of Industry, Labor and Human Relations from 1991-96.

         Christopher I. Stone was appointed Senior Vice President of Human Resources in 2000. Before joining the Company, he served Hewitt Associates as Senior Consultant from 1994-2000.

         William E. Brown has served as Vice President of Technical Services since 1999. Before joining the company, he served American Airlines as Senior Manager Engine Repair from 1998-99; Composite Repair Manager from 1997-98; MD-11 and DC-10 Product Manager from 1995-97.

         Michael W. Mooney has served as Vice President of Planning and Pricing since 1999. Mr. Mooney served as Director of Planning and Pricing from 1993-99.

         Christopher D. White has served as Vice President of Safety and Regulatory Compliance since February 1999. Mr. White served as Director of Safety and Regulatory Compliance from 1996-99.

         Dennis J. O'Reilly has served as Treasurer and Director of Investor Relations since February 1999. Mr. O'Reilly served as Assistant Treasurer from 1996-99.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         The information required in this Item is incorporated by reference to discussions of the share repurchase program in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22, and to Shareholder Information on the inside back cover of the Company's 2000 Annual Report to Shareholders, Exhibit 13.

Item 6. Selected Financial Data

         The information required in this Item is incorporated by reference to page 18 of the Company's 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required in this Item is incorporated by reference to pages 19 through 23 of the Company's 2000 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Company's primary market risk exposures include commodity price risk (i.e. aircraft fuel prices) and interest rate risk. The Company's operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. Any premiums paid to enter into option contracts are recorded as prepaid expense and amortized to fuel expense over their respective option life. For 2000, aircraft fuel and oil and associated taxes (including the effect of any hedging) represented 19.8% of the Company's total operating expenses. Based on the Company's fiscal 2000 fuel consumption estimate of 115 million gallons, a one-cent change in the average annual price per gallon of aviation fuel would increase the Company's fuel expense by approximately $1.2 million. The Company has not hedged fuel purchases in the first quarter 2001 or beyond.

         Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investment portfolios, and its interest expense from floating debt instruments. Market risk associated with the Company's long-term debt is the potential increase in fair value resulting from a decrease in interest rates. A 10% change in interest rates would not have a material impact on the Company's interest expense associated with fixed or variable rate debt. If short-term interest rates average 10% more in 2001 than they did during 2000, there would be no material impact on the Company's interest income.

Item 8. Financial Statements and Supplementary Data

         The information required in this Item is incorporated by reference to pages 24 through 36 of the Company's 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required in this Item is set forth under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," incorporated herein by reference to pages 1 through 3 and page 21, respectively, of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2001, and "Management - Officers of the Registrant" in Part I, Item 4.

Item 11. Executive Compensation

         The information required in this Item is set forth under the heading "Executive Compensation," incorporated herein by reference to pages 7 through 13 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required in this Item is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference to pages 5 and 6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2001.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements:

         The consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, together with the report thereon of Deloitte & Touche LLP, dated January 26, 2001, appear on pages 25 through 36 of the Company's 2000 Annual Report to Shareholders, and are incorporated herein by reference.

(a)(2) Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         Schedules not included have been omitted because they are not applicable.

(b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during fourth quarter 2000.

(c) Exhibits:

         The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MIDWEST EXPRESS HOLDINGS, INC.
                                            ------------------------------------
                                            Registrant

March 26, 2001                            By  /s/ TIMOTHY E. HOEKSEMA
------------------------                      ----------------------------------
                                              Timothy E. Hoeksema
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2001.

/s/ TIMOTHY E. HOEKSEMA                 Chairman of the Board of Directors,
----------------------------------      President and Chief Executive Officer
 Timothy E. Hoeksema                    (Principal Executive Officer)


/s/ ROBERT S. BAHLMAN                   Senior Vice President, Chief Financial
----------------------------------      Officer and Controller
 Robert S. Bahlman                      (Principal Financial and Accounting
                                        Officer)

/s/ JOHN F. BERGSTROM                   Director
----------------------------------
 John F. Bergstrom

/s/ JAMES G. GROSKLAUS                  Director
----------------------------------
 James G. Grosklaus

/s/ ULICE PAYNE, JR.                    Director
----------------------------------
 Ulice Payne, Jr.

                                        Director
----------------------------------
 Samuel K. Skinner

/s/ RICHARD H. SONNENTAG                Director
----------------------------------
 Richard H. Sonnentag

/s/ FREDERICK P. STRATTON, JR.          Director
----------------------------------
 Frederick P. Stratton, Jr.

/s/ DAVID H. TREITEL                    Director
----------------------------------
 David H. Treitel

/s/ JOHN W. WEEKLY                      Director
----------------------------------
 John W. Weekly

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.
Oak Creek, Wisconsin

We have audited the consolidated financial statements of Midwest Express Holdings, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 26, 2001; which report includes an explanatory paragraph as to the change on its methods of accounting for major airframe maintenance as well as frequent flyer revenue in 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Midwest Express Holdings, Inc., listed in Item
14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



/s/Deloitte & Touch LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

January 26, 2001

Schedule II

                                       MIDWEST EXPRESS HOLDINGS, INC.
                                     VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at        Additions
                                             Beginning of       Charged to     Deductions from   Balance at End
                                                 Year            Expense           Reserve           of Year
                                            ---------------- ----------------- ----------------- ----------------
Allowance for doubtful accounts:
         Year ended December 31, 2000           $166,000          $127,000        $ (67,000)         $226,000
         Year ended December 31, 1999           $251,000          $123,000        $(208,000)         $166,000
         Year ended December 31, 1998           $231,000          $102,000         $(82,000)         $251,000

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Exhibit No.                          Description

(3.1)     Restated Articles of Incorporation (incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(3.2) Bylaws of the Company as amended through April 29, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (file no. 1-13934)).
(3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(4.1) Credit Agreement among Firstar Bank, National Association as successor in interest to Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; Bank One, Milwaukee, N.A.; and the Company dated September 27, 1995 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(4.2) Rights Agreement, dated February 14, 1996, between the Company and Firstar Bank, National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).
(4.3) Amendment to the Rights Agreement, dated April 19, 1996, between the Company and Firstar Bank, National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(4.4) First Amendment to Credit Agreement dated May 30, 1996, amending the Credit Agreement dated September 27, 1995, among the Company; Firstar Bank, National Association as successor in interest to Firstar Bank Milwaukee, N.A.; M & I Marshall & Ilsley Bank; and Bank One, Milwaukee, N.A.
(4.5) Second Amendment to Credit Agreement, dated April 30, 1997, amending the Credit Agreement dated September 27, 1995, as amended to date, among the Company; Firstar Bank, National Association as successor in interest to Firstar Bank Milwaukee, N.A.; M&I Marshall & Ilsley Bank; and Bank One, Milwaukee, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-13934)).
(10.1) Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-95212) (the "S-1")).

(10.2) Airline Lease as amended, between Milwaukee County and Midwest Express, dated October 1, 1984 (incorporated by reference to Exhibit
          10.5 to the S-1).
(10.3) Omaha Airport Authority Agreement and Lease at Eppley Airfield with Midwest Express between the Airport Authority of the City of Omaha and Midwest Express (incorporated by reference to Exhibit 10.6 to the S-1).
(10.4) Airline Lease, as amended, between Milwaukee County and Astral, dated November 23, 1994 (incorporated by reference to Exhibit 10.7 to the S-1).
(10.5) Lease Agreement between Milwaukee County and Phillip Morris Incorporated, dated October 7, 1982, to which Astral has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the S-1).
(10.6) Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., the Company, Midwest Express and Astral dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.7) Guarantee Fee Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit
          10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.8) Employee Matters Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit
          10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.9) Tenth Amendment to Airline Lease between Milwaukee County and Midwest Express, dated August 18, 1997 (incorporated by reference to Exhibit
          10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.10) Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Express, dated December 17, 1997 (incorporated by reference to
          Exhibit 10.10 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.11) Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 21, 1998 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13934)).
(10.12)+ Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest Express, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.13)* Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 22, 2001, subject to shareholder approval at the 2001 Annual Meeting of Shareholders (incorporated by reference to Appendix B to the Company's Proxy Statement for the Annual meeting of shareholders dated March 21, 2001 (File No. 1-13934)).

(10.14)* Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through September 18, 1996 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-13934)).
(10.15)* Annual Incentive Compensation Plan, amended through February 11, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.16)* Supplemental Benefits Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.17)* Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema and Carol N. Skornicka (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.18)* Form of Key Executive Employment and Severance Agreement between the Company and each of Robert S. Bahlman, David C. Reeve and Dennis J. O'Reilly (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.19) Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).
(10.20) Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(10.21) Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated February 16, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (file no. 1-13934)).
(10.22) Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 29, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (file no. 1-13934)).
(10.23) Sixteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated January 1, 2001.
(13) The 2000 Annual Report to Shareholders (to the extent incorporated by reference herein).
(18) Letter from Deloitte & Touche LLP concerning preferable accounting practice, dated May 10, 2000.
(21)      List of the Company Subsidiaries.
(23)      Consent of Deloitte & Touche LLP, Independent Auditors.


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