Form 10-Q
period 2001-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 2001-05-14
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001
                                    --------------

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

                               Yes   X         No
                                   ------         ------

As of April 30, 2001, there were 13,830,210 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 2001

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                        Page No.
                                                                        --------

Item 1.   Financial Statements (unaudited)
------    --------------------------------

          Condensed Consolidated Statements of Operations                   3

          Condensed Consolidated Balance Sheets                             4

          Condensed Consolidated Statements of Cash Flows                   5

          Unaudited Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Results of Operations
------    -------------------------------------------------------------
          and Financial Condition                                           8
          -----------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       17
-------   ----------------------------------------------------------


                 PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                 17
-------   --------------------------------

SIGNATURES                                                                 18

Part I Item I - Financial Statements

                                      MIDWEST EXPRESS HOLDINGS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands, except per share amounts)
                                               (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                 2001            2000
                                                                                 ----            ----
Operating revenues:
     Passenger service..................................................       $107,801        $ 96,165
     Cargo .............................................................          2,845           2,896
     Other .............................................................          8,283           7,703
                                                                                  -----           -----
         Total operating revenues.......................................        118,929         106,764
                                                                                -------         -------
Operating expenses:
     Salaries, wages and benefits.......................................         42,313          35,575
     Aircraft fuel and oil..............................................         24,381          20,006
     Commissions........................................................          6,235           5,822
     Dining services....................................................          6,163           5,466
     Station rental, landing and other fees.............................         10,489           8,771
     Aircraft maintenance materials and repairs.........................         15,743          11,978
     Depreciation and amortization......................................          4,950           3,913
     Aircraft rentals...................................................          6,040           6,194
     Other..............................................................         12,797          11,666
                                                                                 ------          ------
         Total operating expenses.......................................        129,111         109,391
                                                                                -------         -------
Operating (loss) .......................................................        (10,182)         (2,627)
                                                                                -------         -------
Other (expense) income:
     Interest income....................................................            228             225
     Interest expense...................................................           (447)            (66)
     Other..............................................................            (11)            (18)
                                                                                -------         -------
         Total other (expense) income...................................           (230)            141
                                                                                -------         -------
(Loss) before income tax credit and cumulative effect of
     accounting changes.................................................        (10,412)         (2,486)
Income tax credit ......................................................         (3,852)           (924)
                                                                                -------         -------
(Loss) before cumulative effect of accounting changes...................         (6,560)         (1,562)
Cumulative effect of accounting changes, net of applicable income
     taxes of $2,768....................................................              -          (4,713)
                                                                                -------         -------
Net (loss) .............................................................       $ (6,560)       $ (6,275)
                                                                                =======        ========
(Loss) per common share - basic:
     (Loss) before cumulative effect of accounting changes..............       $   (.47)       $   (.11)
     Cumulative effect of accounting changes, net.......................              -            (.34)
                                                                                -------        --------
     Net (loss) ........................................................       $   (.47)       $   (.45)
                                                                                =======        ========
(Loss) per common share - diluted:
     (Loss) before cumulative effect of accounting changes..............       $   (.47)       $   (.11)
     Cumulative effect of accounting changes, net.......................              -            (.34)
                                                                                -------        --------
     Net (loss).........................................................       $   (.47)       $   (.45)
                                                                                =======        ========

     Weighted average shares  - basic...................................     13,823,061      14,017,394
     Weighted average shares  - diluted.................................     13,823,061      14,017,394

                        See notes to condensed consolidated financial statements.

Part I Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                                               March 31,     December 31,
                                                                                                 2001            2000
                                                                                                 ----            ----
                                       ASSETS                                                 (Unaudited)
Current assets:
     Cash and cash equivalents...........................................................      $ 19,315        $ 15,703
     Accounts receivable:
           Less allowance for doubtful accounts of $177 and $226 at March 31, 2001 and
           December 31, 2000 respectively................................................        14,236          15,850
     Inventories.........................................................................         7,767           7,988
     Prepaid expenses
          Commissions....................................................................         2,700           2,491
          Other..........................................................................         4,432           2,606
                                                                                               --------        --------
            Total prepaid expenses.......................................................         7,132           5,097
     Deferred income taxes...............................................................         7,619           9,351
                                                                                               --------        --------
              Total current assets.......................................................        56,069          53,989
                                                                                               --------        --------
Property and equipment, at cost..........................................................       377,259         350,083
     Less accumulated depreciation.......................................................       113,091         107,208
                                                                                               --------        --------
     Net property and equipment..........................................................       264,168         242,875
     Landing slots and leasehold rights, less accumulated amortization of $2,974 and
       $2,878 at March 31, 2001 and December 31, 2000 respectively.......................         3,776           3,872
Purchase deposits on flight equipment....................................................         1,200           1,900
Other assets.............................................................................         3,142           3,361
                                                                                               --------        --------
Total assets.............................................................................      $328,355        $305,997
                                                                                               ========        ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable....................................................................      $  7,017        $  6,216
     Notes payable.......................................................................        20,000          20,000
     Air traffic liability...............................................................        62,180          54,440
     Accrued liabilities:
         Scheduled maintenance expense...................................................         6,136           6,914
         Current maturities of long term debt............................................           960             182
         Vacation pay....................................................................         5,830           5,718
         Frequent Flyer awards...........................................................         2,402           2,281
         Other...........................................................................        27,710          27,374
                                                                                               --------        --------
              Total current liabilities..................................................       132,235         123,125
                                                                                               --------        --------
Long-term debt...........................................................................        20,073           2,886
Deferred income taxes....................................................................        22,810           21,694
Noncurrent scheduled maintenance expense.................................................         7,565           7,566
Accrued pension and other postretirement benefits........................................         8,640           7,909
Deferred Frequent Flyer partner revenue..................................................         7,656           7,517
Other noncurrent liabilities.............................................................         6,346           6,024
                                                                                               --------        --------
Total liabilities........................................................................      $205,325        $176,721
                                                                                               --------        --------
Shareholders' equity:
     Preferred stock, without par value, 5,000,000 shares authorized, no shares issued or
     outstanding.........................................................................             -               -
     Common stock, $.01 par value, 25,000,000 shares authorized, 14,549,531 in 2001 and
     14,549,531 shares issued in 2000....................................................           145             145
     Additional paid-in capital..........................................................        11,688          11,609
     Treasury stock, at cost; 722,345 shares in 2001 and 742,680 shares in 2000..........       (15,756)        (15,991)
     Retained earnings...................................................................       126,953         133,513
Total shareholders' equity...............................................................       123,030         129,276
Total liabilities and shareholders' equity...............................................      $328,355        $305,997
                                                                                               ========        ========

            See notes to condensed consolidated financial statements.

Part I Item I - Financial Statements

                                           MIDWEST EXPRESS HOLDINGS, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)
                                                    (Unaudited)
                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                          2001         2000
                                                                                          ----         ----
Operating activities:
     Net (loss) ............................................................            $(6,560)     $(6,275)
     Items not involving the use of cash:
         Cumulative effect of accounting changes, net.......................                  -        4,713
         Depreciation and amortization......................................              4,950        3,913
         Deferred income taxes..............................................              2,848       (3,981)
         Other..............................................................              1,266        1,071
     Changes in operating assets and liabilities:
         Accounts receivable................................................              1,614          440
         Inventories........................................................                221          218
         Prepaid expenses...................................................             (2,035)      (1,859)
         Accounts payable...................................................                801        3,096
         Deferred Frequent Flyer partner revenue............................                139          235
         Accrued liabilities................................................               (210)         734
         Air traffic liability..............................................              7,740       10,823
                                                                                        -------      -------
         Net cash provided by operating activities..........................             10,774       13,128
                                                                                        -------      -------
Investing activities:
     Capital expenditures...................................................            (27,281)      (9,143)
     Purchase deposits on flight equipment..................................                700         (250)
     Other..................................................................                 88            6
                                                                                        -------      -------
     Net cash used in investing activities..................................            (26,493)      (9,387)
                                                                                        -------      -------

Financing activities:
     Proceeds from aircraft financing.......................................             18,000            -
     Other..................................................................              1,331          538
                                                                                        -------      -------
Net cash provided by financing activities...................................             19,331          538
                                                                                        -------      -------
Net increase in cash and cash equivalents...................................              3,612        4,279
Cash and cash equivalents, beginning of period..............................             15,703       16,049
                                                                                        -------      -------
Cash and cash equivalents, end of period....................................            $19,315      $20,328
                                                                                        =======      =======

            See notes to condensed consolidated financial statements.

                         Midwest Express Holdings, Inc.
         Unaudited Notes to Condensed Consolidated Financial Statements

1.   Business and Basis of Presentation

     The consolidated financial statements for the three-month period ended March 31, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.   Cumulative Effect of Accounting Changes

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. In the first quarter 2000, the Company recorded an unfavorable adjustment of ($7.8) million, net of tax, for the cumulative effect of the change for prior years. The Company believes the new method appropriately matches revenues in the period in which services are provided.

     The Company also changed its accounting policy associated with major maintenance on airframes. In the past, major airframe maintenance costs were either (1) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or (2) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Effective January 1, 2000, in conjunction with the Company's efforts to divide major airframe maintenance events into smaller, more frequent events, the Company records airframe maintenance costs as they are incurred. Costs associated with major maintenance on aircraft engines continue to use the existing approach. In the first quarter 2000, the Company recorded a favorable adjustment of $3.1 million, net of tax, for the cumulative effect of the change for prior years.

3.   New Accounting Standard

     The Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. As of March 31, 2001, the Company had no derivative instruments.

4.   Segment Reporting

     Midwest Express Airlines, Inc. ("Midwest Express") and Astral Aviation, Inc., doing business as Skyway Airlines, The Midwest Express Connection ("Astral"), constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Financial information for the three months ended March 31 on the two operating segments, Midwest Express and Astral, follows (in thousands):

2001                                        Midwest Express            Astral        Elimination     Consolidation
----                                        ---------------            ------        -----------     -------------
Operating revenues......................         $104,255             $15,911          $ (1,237)         $118,929
Operating (loss)........................           (8,080)             (2,102)                -           (10,182)
Depreciation and amortization expense...            4,442                 508                 -             4,950
Interest income.........................              350                   -              (122)              228
Interest expense........................             (447)               (122)              122              (447)
(Loss) before income tax credit.........           (8,187)             (2,225)                -           (10,412)
Income tax credit.......................           (3,029)               (823)                -            (3,852)
Total assets............................          307,651              39,812           (19,108)          328,355
Capital expenditures....................          $15,877            $ 11,404          $      -          $ 27,281

2000                                        Midwest Express            Astral        Elimination     Consolidation
----                                        ---------------            ------        -----------     -------------
Operating revenues......................         $ 94,511             $13,144          $   (891)          106,764
Operating (loss)........................             (815)             (1,812)                -            (2,627)
Depreciation and amortization expense...            3,593                 320                 -             3,913
Interest income.........................              225                 147              (147)              225
Interest expense........................             (213)                  -               147               (66)
(Loss) before income tax credit and
      cumulative effect of accounting
      changes...........................             (820)             (1,666)                -            (2,486)
Income tax credit.......................             (303)               (621)                -              (924)
Cumulative effect of accounting
      changes, net of applicable taxes..          (4,713)                  -                 -            (4,713)
Total assets............................          260,173              24,652           (11,835)          272,990
Capital expenditures....................         $  8,453             $   690          $      -          $  9,143

Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

                              Results of Operations

Overview
--------
The Company's first quarter 2001 operating loss was ($10.2) million, an increase in loss of $7.6 million from the first quarter 2000 operating loss of ($2.6) million. Net loss for the quarter was ($6.6) million, which was $0.3 million more than the net loss in the first quarter 2000 of ($6.3) million. Year-to-date net loss per share on a diluted basis was ($.47), $.02 more than 2000 net loss per diluted share of ($.45).

The Company's total revenue in the first quarter increased $12.2 million, or 11.4%, compared with the first quarter 2000. Traffic, as measured by scheduled service revenue passenger miles ("RPM"), increased 9.0% in the first quarter, while scheduled service capacity increased 12.3%. Capacity, as measured by available seat miles ("ASMs") at Astral increased 29.0% as two additional regional jets were in service and regional jet utilization improved significantly. Capacity at Midwest Express increased 11.1% due to the addition of two MD-80 aircraft in scheduled service. This capacity growth was lower than planned due to the discontinuation of flights in Indianapolis in early January 2001. The two DC-9 aircraft serving the Indianapolis market were not redeployed into new markets until April 2001. Traffic increased 7.9% at Midwest Express and 29.8% at Astral, in the first quarter, due to additional aircraft in service and fewer flight cancellations than first quarter 2000. Additionally, traffic in the first quarter 2000 was negatively impacted by passenger concerns about the millennium rollover and the threat of a pilots' strike at Midwest Express in February 2000.

Revenue yield increased 2.6% at Midwest Express and decreased 6.6% at Astral. The Midwest Express yield improvement resulted primarily from the impact of the $20 per segment fuel surcharge. The decrease in yield at Astral was primarily the result of new routes with longer flight lengths and lower-than-system-average yield.

The Company's operating costs increased by $19.7 million, or 18.0% in first quarter 2001. On a cost per total available seat mile basis, costs increased 6.3% at Midwest Express (4.5% excluding the impact of higher fuel prices) and decreased 6.6% at Astral (7.3% excluding higher fuel prices). Higher fuel prices caused costs to increase $2.1 million as into-plane cost per gallon increased 9.5%. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
--------------------
The following table provides selected operating statistics for Midwest Express and Astral.

                                                           Three Months Ended,
                                                                 March 31
                                                 -------------------------------------------
                                                                                     %
                                                         2001            2000      Change
                                                         ----            ----      ------
Midwest Express Operations
--------------------------
Origin & Destination Passengers                        495,904         460,666       7.6
Revenue Passenger Miles (000s)                         483,051         447,794       7.9
Scheduled Service Available Seat Miles (000s)          834,431         751,268      11.1
Total Available Seat Miles (000s)                      843,316         760,824      10.8
Load Factor (%)                                           57.9            59.6      -1.7  pts.
Revenue Yield                                           $0.190          $0.186       2.6
Revenue per schedule service ASM (1)                    $0.115          $0.116      -0.7
Cost per total ASM                                      $0.133          $0.125       6.3
Average Passenger Trip Length (miles)                    974.1           972.1       0.2
Number of Flights                                       12,304          10,793      14.0
Into-plane Fuel Cost per Gallon                         $0.989          $0.901       9.8
Full-time Equivalent Employees at End of Period          2,997           2,556      17.3
Aircraft in Service at End of Period                        34              32       6.3

Astral Operations
-----------------
Origin & Destination Passengers                        118,368          97,044      22.0
Revenue Passenger Miles (000s)                          30,844          23,761      29.8
Scheduled Service Available Seat Miles (000s)           72,915          56,516      29.0
Total Available Seat Miles (000s)                       72,924          56,542      29.0
Load Factor (%)                                           42.3            42.0       0.3  pts.
Revenue Yield                                           $0.514          $0.550      -6.6
Revenue per scheduled service ASM (1)                   $0.218          $0.232      -6.1
Cost per total ASM                                      $0.247          $0.264      -6.3
Average Passenger Trip Length (miles)                    260.6           244.9       6.4
Number of Flights                                       13,543          12,021      12.7
Into-plane Fuel Cost per Gallon                         $1.055          $1.002       5.3
Full-time Equivalent Employees at End of Period            558             457      22.1
Aircraft in Service at End of Period                        22              20      10.0

(1) Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.

Note: All statistics exclude charter operations except the following: total available seat miles ("ASMs"), cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistic. Numbers in this table may not be recomputed due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    2001                    2000
                                                    ----                    ----
                                           Per Total     % of     Per Total      % of
                                             ASM       Revenue       ASM        Revenue
                                             ---       -------       ---        -------
Operating revenues:
Passenger service                           $0.118       90.6%       $0.118      90.1%
Cargo                                        0.003        2.4%        0.004       2.7%
Other                                        0.009        7.0%        0.009       7.2%
                                             -----        ----        -----       ----
Total operating revenues                    $0.130        100%       $0.131       100%
                                            ------        ----       ------       ----

Operating expenses:
Salaries, wages and benefits                $0.046       35.6%       $0.043      33.3%
Aircraft fuel and oil                        0.027       20.5%        0.024      18.8%
Commissions                                  0.007        5.2%        0.007       5.5%
Dining services                              0.007        5.2%        0.007       5.1%
Station rental, landing and other fees       0.011        8.8%        0.011       8.2%
Aircraft maintenance materials/repairs       0.017       13.2%        0.015      11.2%
Depreciation and amortization                0.005        4.2%        0.005       3.7%
Aircraft rentals                             0.007        5.1%        0.008       5.8%
Other                                        0.014       10.8%        0.014      10.9%
                                             -----       -----        -----      -----
Total operating expenses                    $0.141      108.6%       $0.134     102.5%
                                            ======      ======       ======     ======

Total ASMs (000s)                          916,240                 817,365

Note: Numbers, percents and totals in this table may not be recomputed due to rounding.

                  Three Months Ended March 31, 2001 Compared to
                        Three Months Ended March 31, 2000
                        ---------------------------------

Operating Revenues
------------------
Company operating revenues totaled $118.9 million in the first quarter 2001, a $12.2 million, or 11.4%, increase over the first quarter 2000. Passenger revenues accounted for 90.6% of total revenues and increased $11.6 million, or 12.1%, from first quarter 2000 to $107.8 million. The increase is attributable to a 9.0% increase in passenger volume, as measured by revenue passenger miles, and a 2.9% increase in revenue yield.

Midwest Express passenger revenue increased $8.9 million, or 10.7%, from 2000 to $92.0 million. This increase was primarily caused by a 7.6% increase in origin and destination passengers. Total capacity, as measured by scheduled service ASMs, increased 11.1% due to two additional aircraft in scheduled service during the first quarter 2001. Load factor decreased from 59.6% in 2000 to 57.9% in 2001 due to increased competition in some markets, softening business travel demand and unproductive new capacity in developing markets. Revenue yield increased 2.6% partly due to the $20 fuel surcharge.

Astral passenger revenue increased $2.8 million, or 21.3%, from first quarter 2000 to $15.8 million. Total capacity, as measured by scheduled service ASMs, increased 29.0% due to the addition of two new regional jets in scheduled service and higher utilization of existing aircraft during first quarter 2001. Passenger volume, as measured by revenue passenger miles, increased 29.8%. Load factor increased from 42.0% in first quarter 2000 to 42.3% in first quarter 2001, while revenue yield decreased 6.6% due to new routes with longer flight lengths and lower-than-system-average yield.

Revenue from cargo, charter and other services increased $0.5 million in the first quarter 2001. Revenue from Frequent Flyer programs increased $0.7 million in first quarter 2001.

Operating Expenses
------------------
First quarter 2001 operating expenses increased $19.7 million, or 18.0%, from first quarter 2000 to $129.1 million. The increase was primarily the result of higher aircraft maintenance costs, increased airport-related spending, higher fuel prices, and increased labor costs. At Midwest Express, cost per total ASM increased 6.3% due to increased costs in most categories and lower-than-planned aircraft utilization. Midwest Express discontinued Indianapolis service in early January 2001 but did not redeploy the two DC-9 aircraft serving that market until April 2001. Astral had similar issues with cost increases in most categories due to the addition of two regional jets in scheduled service. Cost per total ASM decreased 6.6% due to higher utilization of existing aircraft. The Company's cost per total ASM increased 5.3%, from 13.4(cent) in 2000 to 14.1(cent) in 2001.

Salaries, wages and benefits increased $6.7 million, or 18.9%, from first quarter 2000 to $42.3 million. The labor cost increase reflects the addition of approximately 542 full-time equivalent employees (441 at Midwest Express and 101 at Astral) since March 31, 2000. Midwest Express added employees throughout the organization to support additional capacity that did not materialize. Increased labor costs were also the result of higher overtime pay, a wage increase for Midwest Express pilots associated with the new five-year contract and higher labor rates throughout the Company. On a cost per total ASM basis, labor costs increased 6.1% from 4.3(cent) in 2000 to 4.6(cent) in 2001

Aircraft fuel and oil and associated taxes increased $4.4 million, or 21.9%, in first quarter 2001 to $24.4 million. Into-plane fuel increased 9.5% in 2001, averaging 99.6(cent) per gallon in first quarter 2001 versus 90.9(cent) per gallon in first quarter 2000, resulting in a $2.1 million pre-tax price impact. Fuel consumption increased 11.2% in the quarter, primarily because Astral placed two additional regional jets in service. The Company has not hedged prices for future fuel requirements. Fuel costs in April 2001 trended downward, averaging 91(cent) per gallon.

Commissions increased $0.4 million, or 7.1%, from first quarter 2000 to $6.2 million. This category includes travel agent commission and credit card commission. The increase was primarily due to a 12.1% increase in passenger revenue, partially offset by savings realized because of increased travel booked directly through the Company's reservations centers and Web site, other travel-related Web sites and ticket counters. Commissions, as a percentage of passenger revenue, decreased from 6.0% in first quarter 2000 to 5.7% in first quarter 2001.

Dining services costs increased $0.7 million, or 12.8%, from first quarter 2000 to $6.2 million. The increase was primarily due to a 7.6% increase in Midwest Express passenger volume and higher food prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) increased from $11.79 in first quarter 2000 to $12.23 for first quarter 2001.

Station rental, landing and other fees increased $1.7 million, or 19.6%, from first quarter 2000 to $10.5 million. The increase was caused by a $0.6 million increase in aircraft deicing costs, 14.0% more flight segments at Midwest Express and 12.7% more flight segments at Astral. On a cost per ASM basis, these costs increased 6.7%.

Maintenance costs increased $3.8 million, or 31.4%, from 2000. The increase was caused by higher-than-expected costs associated with the conversion to a phased airframe maintenance program ("MSG-3"), whereby the Company divides major airframe maintenance events into smaller, more frequent events, and records airframe maintenance costs as they are incurred. Transitioning each aircraft to the new program required significantly more one-time airframe maintenance, resulting in high costs and additional aircraft downtime. The increase was also due to higher engine overhaul costs, higher-than-expected costs associated with outsourcing a large maintenance project, and a one-time cost to convert manuals to an online system.

Depreciation and amortization increased $1.0 million, or 26.5%, from first quarter 2000 to $5.0 million. The increase was primarily the result of depreciation associated with two additional MD-80 aircraft and two additional regional jets placed in service since March 31, 2000.

Aircraft rental costs decreased $0.2 million, or 2.5%, from first quarter 2000 to $6.0 million. On a cost per total ASM basis, these costs decreased 13.0% as the regional jets acquired have been purchased instead of leased.

Other operating expenses increased $1.1 million, or 9.7%, from first quarter 2000 to $12.8 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, crew hotel rooms, reservation fees, administration and other items. On a cost per total ASM basis, these costs decreased 2.1%. In the first quarter 2001, $1.0 million was incurred to subcontract charter services due to third party damage to Midwest Express' charter aircraft. The Company is seeking damages from the third party in an amount not yet determined.

Provision for Income Taxes
--------------------------
Income tax expense for first quarter 2001 was a credit of ($3.9) million, a $3.0 million increase from the 2000 credit of ($0.9) million. The effective tax rates for the first quarter of 2001 and 2000 were 37.5% and 37.0% respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Cumulative Effect of Accounting Changes
---------------------------------------
In 2000, the Company's cumulative effect of accounting changes, net of applicable tax, totaled ($4.7) million. In 2000, the charge was ($7.8) million, net of tax, for a change in accounting methods for Frequent Flyer partner miles, partially offset by a $3.1 million, net of tax, adjustment for major airframe maintenance due to the Company's planned transition to divide major airframe maintenance events into smaller, more frequent maintenance events, and record airframe maintenance costs as they are incurred.

Net (Loss) Income
-----------------
Net (loss) for the first quarter 2001 was ($6.6) million, an increase of $0.3 million from first quarter 2000 net (loss) of ($6.3) million. The net (loss) margin changed from (5.9%) in 2000 to (5.5)% in 2001.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $19.3 million at March 31, 2001, compared with $15.7 million at December 31, 2000. Net cash provided by operating activities totaled $10.8 million for the three months ended March 31, 2001. Net cash used in investing activities totaled $26.5 million due to capital expenditures of $27.3 million. Net cash provided by financing activities totaled $19.3 million due to $18.0 million in proceeds from aircraft refinancing.

As of March 31, 2001, the Company had a working capital deficit of $76.2 million versus a $69.1 million deficit on December 31, 2000. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels). Because of this, the Company expects to operate at a working capital deficit, which is common in the airline industry.

As of December 31, 2000, the Company has a $55.0 million revolving bank credit facility. The Company borrowed $20.0 million under the revolving bank credit facility in the fourth quarter of 2000. The Company also used the revolving agreement to obtain letters of credit totaling approximately $9.5 million, which reduces the amount of available credit. The outstanding letters of credit are used to support financing of the Company's maintenance facility and for other purposes.

Capital spending totaled $27.3 million for the three months ended March 31, 2001. Capital expenditures primarily consisted of aircraft acquisition and refurbishment costs ($23.4 million), engine overhauls and spare parts. The Company anticipates fiscal year 2001 capital spending to be approximately $70.0 million, $55.0 million of which is associated with the acquisition and refurbishment of aircraft.

During 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft. The Company financed the first delivery in 2000 and the second delivery in 2001 using internal cash flow. The remaining two aircraft will be delivered during 2001. The Company is currently evaluating financing alternatives.

Leases for three Midwest Express aircraft are guaranteed by Kimberly-Clark Corporation. The Company pays Kimberly-Clark a guarantee fee equal to 1.25% annually of the outstanding lease commitments through the end of the initial lease term that ends June 2001. These jet aircraft leases which were scheduled to expire in June 2001 have been renewed for another 33 months. The Kimberly-Clark guarantee will remain in effect during the renewal period. Aircraft lease guarantee fees will be immaterial in 2001.

Astral's five regional jet aircraft acquired in 1999 and 2000 were financed by operating leases over a period of 16.5 years. The regional jet acquired in December 2000 and the other in March 2001 were partially debt financed for $9 million each for a period up to 32 months at fixed rates.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of March 31, 2001, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million under the share repurchase program. No shares were repurchased in first quarter of 2001.

In October 1998, Midwest Express moved into a newly constructed maintenance facility that is leased from Milwaukee County and located at General Mitchell International Airport. To finance the $8.2 million project, the City of Milwaukee issued variable-rate demand industrial development revenue bonds. The Company's variable lease payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term. The bonds are secured by a promissory note between Midwest Express and the City of Milwaukee, with further security provided by a letter of credit from Firstar Bank, National Association, pursuant to the Company's $55 million credit facility.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities, and funds available from financing existing aircraft will be adequate to meet its current and anticipated working capital requirements. However, the two new aircraft programs (explained further below) will require substantial long-term financing. Availability of these funds cannot be assured until the transactions are completed close to the aircraft delivery dates.

                              Pending Developments

This Form 10-Q filing, particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include but are not limited to uncertainties related to general economic factors, industry conditions, labor relations, scheduling developments, government regulations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs, competitive developments and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

Cost Reduction Plan - In the first quarter 2001, the Company began aggressive actions to reduce costs, achieve short- and long-term profitability, and improve its capital resources. In April 2001, the Company announced it would implement a $1.5 million per month cost reduction plan, including the elimination of a minimum of 7% of positions throughout the organization within 90 days. Additionally, the Company plans to reduce its planned non-aircraft-related capital spending by $5 million in fiscal year 2001.

Capacity Growth - In fiscal year 2001, capacity (as measured by scheduled service ASMs) is expected to increase 10% at Midwest Express and 34% at Astral, which is lower than planned. This capacity growth is expected to result from improved aircraft utilization and additional aircraft in the Company's fleet.

MD-80 Series Aircraft - The financing of two currently owned MD-80 aircraft should be completed by the end of second quarter 2001. One aircraft is expected to be financed via a sale-leaseback and the other via long-term debt financing.

In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft previously operated by Scandinavian Airlines System ("SAS"). One aircraft was delivered in September 2000 and one in February 2001. After refurbishment and modification, these two aircraft are expected to enter scheduled service in 2001. These aircraft will be used to increase capacity on the Company's high-traffic routes, expand service in existing markets and initiate service in new markets. The remaining two aircraft are scheduled to be delivered in June and November 2001. The Company is evaluating whether to retain the third and fourth SAS aircraft based on travel demand and the delivery schedule of the new Boeing 717 aircraft.

Boeing 717 Aircraft - In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 Boeing 717 aircraft, with purchase rights for an additional 30 aircraft. The Company expects the cost of the firm order to be $750 million plus an additional $14 million for seats, galleys and other equipment. Delivery of the 20 aircraft is expected to begin in February 2003. These aircraft will be used to expand service in existing and new markets, and eventually replace the DC-9-10s and DC-9-30s in the Midwest Express fleet. Financing alternatives are being evaluated.

Regional Jet Aircraft - Astral currently operates seven 32-passenger Fairchild Dornier 328JET regional jets. One additional 328JET will be acquired in May 2001. The Company also expected to acquire the Fairchild Dornier 428JET, which was designed as a 44-passenger derivative of the 328JET. However, Fairchild Dornier canceled its 428JET program in the third quarter of 2000. In light of this cancellation, the Company is currently evaluating disposal of the existing fleet of Fairchild Dornier 328JETs. In addition, the Company filed a demand for arbitration against Dornier Luftfahrt GmbH, now known as Fairchild Dornier. The Company alleges that Fairchild Dornier breached an aircraft purchase agreement by canceling its 428JET program. The Company seeks damages in an amount not yet determined.

In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. The Company will initially acquire the 44-passenger ERJ 140, but may also acquire the 37-passenger ERJ 135 and 50-passenger ERJ 145 aircraft. Delivery of the 20 aircraft is expected to begin in March 2002. These aircraft will be used to expand service in existing and new Astral markets, and provide Astral with flexibility to serve markets with differing capacity demands. Financing alternatives are being evaluated.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board. The Company and AFA continue in mediated negotiations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

There have been no material changes in the Company's market risk since December 31, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)      Exhibits
                  --------

                  None.


         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Midwest Express Holdings, Inc.
                                         ------------------------------


Date:    May 14, 2001                    By /s/ Timothy E. Hoeksema
         -------------                      ------------------------------
                                         Timothy E. Hoeksema
                                         Chairman of the Board, President and
                                         Chief Executive Officer


Date:    May 14, 2001                    By /s/ Robert S. Bahlman
         -------------                      ---------------------------------
                                         Robert S. Bahlman
                                         Senior Vice President and
                                         Chief Financial Officer