Form 10-Q
period 2001-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 2001-08-14
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2001
                                      -------------

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

                            Yes      X          No
                                  --------           --------

As of July 31, 2001, there were 13,830,529 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended June 30, 2001

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Operations                   3

          Condensed Consolidated Balance Sheets                             4

          Condensed Consolidated Statements of Cash Flows                   5

          Unaudited Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       20


                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              21




Item 6.   Exhibits and Reports on Form 8-K                                 21

   SIGNATURES                                                              22

Part I Item I - Financial Statements

                                   MIDWEST EXPRESS HOLDINGS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands, except per share amounts)
                                             (Unaudited)
                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                    2001           2000            2001            2000
Operating revenues:
      Passenger service ....................................   $    124,170    $    116,082    $    231,970    $    212,246
      Cargo ................................................          2,590           2,602           5,436           5,499
      Other ................................................          8,739           7,134          17,022          14,837
                                                               ------------    ------------    ------------    ------------
           Total operating revenues ........................        135,499         125,818         254,428         232,582
                                                               ------------    ------------    ------------    ------------

Operating expenses:
      Salaries, wages and benefits .........................         43,589          36,719          85,902          72,295
      Aircraft fuel and oil ................................         24,439          20,855          48,820          40,861
      Commissions ..........................................          7,140           6,588          13,374          12,409
      Dining services ......................................          7,651           6,430          13,814          11,896
      Station rental, landing and other fees ...............          8,983           8,238          19,471          17,009
      Aircraft maintenance materials and repairs ...........         13,704          14,534          29,447          26,512
      Depreciation and amortization ........................          5,281           4,088          10,232           8,001
      Aircraft rentals .....................................          6,025           6,049          12,065          12,243
      Impairment loss ......................................          8,839            --             8,839            --
      Other ................................................         14,568           8,912          27,366          20,578
                                                               ------------    ------------    ------------    ------------
           Total operating expenses ........................        140,219         112,413         269,330         221,804
                                                               ------------    ------------    ------------    ------------
Operating (loss) income ....................................         (4,720)         13,405         (14,902)         10,778
                                                               ------------    ------------    ------------    ------------
Other (expense) income:
      Interest income ......................................            247             742             475             966
      Interest expense .....................................           (605)            (65)         (1,051)           (131)
      Other ................................................            (11)            (57)            (22)            (75)
                                                               ------------    ------------    ------------    ------------
           Total other (expense) income ....................           (369)            620            (598)            760
                                                               ------------    ------------    ------------    ------------

(Loss) Income before income tax (credit) provision and
   cumulative effect of accounting changes .................         (5,089)         14,025         (15,500)         11,538
(Credit) Provision for income taxes ........................         (1,883)          5,185          (5,735)          4,261
                                                               ------------    ------------    ------------    ------------
(Loss) Income before cumulative effect of accounting changes         (3,206)          8,840          (9,765)          7,277
Cumulative effect of accounting changes, net of applicable
   income taxes of $2,768 ..................................           --              --              --            (4,713)
                                                               ------------    ------------    ------------    ------------
Net (Loss) Income ..........................................   $     (3,206)   $      8,840    $     (9,765)   $      2,564
                                                               ============    ============    ============    ============

(Loss) Income per common share - basic:
      (Loss) Income before cumulative effect of accounting
         changes ...........................................   $      (0.23)   $       0.63    $      (0.71)   $       0.52
      Cumulative effect of accounting changes, net .........           --              --              --             (0.34)
                                                               ------------    ------------    ------------    ------------
      Net (Loss) Income ....................................   $      (0.23)   $       0.63    $      (0.71)   $       0.18
                                                               ============    ============    ============    ============

(Loss) Income per common share - diluted:
    (Loss) Income before cumulative effect
      of accounting changes ................................   $      (0.23)   $       0.63    $      (0.71)   $       0.51
      Cumulative effect of accounting changes, net .........           --              --              --             (0.33)
                                                               ------------    ------------    ------------    ------------
      Net (Loss) Income ....................................   $      (0.23)   $       0.63    $      (0.71)   $       0.18
                                                               ============    ============    ============    ============

      Weighted average shares  - basic .....................     13,829,402      13,979,781      13,826,249      13,998,587
      Weighted average shares  - diluted ...................     13,829,402      14,116,336      13,826,249      14,140,544

                   See notes to condensed consolidated financial statements.

Part I Item I - Financial Statements

                                   MIDWEST EXPRESS HOLDINGS, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands, except per share amount)
                                           (Unaudited)
                                                                               June 30,  December 31,
                                                                                 2001        2000
                                                                                 ----        ----
                                     ASSETS
Current assets:
      Cash and cash equivalents ...........................................   $  17,011    $  15,703
      Accounts receivable:
           Less allowance for doubtful accounts of $311 and
             $226 at June 30, 2001 and
             December 31, 2000, respectively ..............................       7,887        8,152
         Income tax refund ................................................       3,568        6,753
         Other receivables ................................................       4,857          945
                                                                              ---------    ---------
         Total receivables ................................................      16,312       15,850
        Inventories .......................................................       7,781        7,988
      Prepaid expenses
        Commissions .......................................................       2,635        2,491
        Other .............................................................       3,147        2,606
                                                                              ---------    ---------
           Total prepaid expenses .........................................       5,782        5,097
      Deferred income taxes ...............................................       8,409        9,351
                                                                              ---------    ---------
                Total current assets ......................................      55,295       53,989
                                                                              ---------    ---------
Property and equipment, at cost ...........................................     393,117      350,083
      Less accumulated depreciation .......................................     119,318      107,208
                                                                              ---------    ---------
      Net property and equipment ..........................................     273,799      242,875
Landing slots and leasehold rights, net ...................................       3,681        3,872
Purchase deposits on flight equipment .....................................       3,500        1,900
Other assets ..............................................................       2,945        3,361
Total assets ..............................................................   $ 339,220    $ 305,997
                                                                              =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ....................................................   $   6,550    $   6,216
      Notes payable .......................................................      20,000       20,000
      Aircraft traffic liability ..........................................      61,790       54,440

      Accrued liabilities:
          Vacation pay ....................................................       6,123        5,718
          Scheduled maintenance expense ...................................       5,692        6,914
          Frequent Flyer awards ...........................................       2,402        2,281
          Other ...........................................................      24,021       27,374
        Current maturities of long-term debt ..............................       1,924          182
                                                                              ---------    ---------
      Total current liabilities ...........................................     128,502      123,125
                                                                              ---------    ---------
Long-term debt ............................................................      36,120        2,886
Deferred income taxes .....................................................      21,888       21,694
Noncurrent scheduled maintenance expense ..................................       8,685        7,566
Accrued pension and other postretirement benefits .........................       9,311        7,909
Deferred Frequent Flyer partner revenue ...................................       7,851        7,517
Other noncurrent liabilities ..............................................       6,987        6,024
                                                                              ---------    ---------
Total liabilities .........................................................     219,344      176,721
                                                                              ---------    ---------
Shareholders' equity:
      Preferred stock, without par value, 5,000,000 authorized,
        no shares issued and outstanding ..................................        --           --
      Common stock, $.01 par value, 25,000,000 shares authorized,
        14,549,531 shares issued ..........................................         145          145
      Additional paid-in capital ..........................................      11,701       11,609
      Treasury stock, at cost .............................................     (15,718)     (15,991)
      Retained earnings ...................................................     123,748      133,513
                                                                              ---------    ---------
Total shareholders' equity ................................................     119,876      129,276
                                                                              ---------    ---------
Total liabilities and shareholders' equity ................................   $ 339,220    $ 305,997
                                                                              =========    =========

           See notes to condensed consolidated financial statements.

Part I Item I - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                            2001          2000
                                                            ----          ----
Operating activities:
      Net (Loss) Income ...............................   $ (9,765)   $  2,564
      Items not involving the use of cash:
           Depreciation and amortization ..............     10,232       8,001
           Impairment loss ............................      8,839        --
           Deferred income taxes ......................      1,136      (3,746)
           Cumulative effect of accounting changes, net       --         4,713
           Other ......................................      2,447       2,456

      Changes in operating assets and liabilities:
           Accounts receivable ........................       (462)        (81)
           Inventories ................................        207        (276)
           Prepaid expenses ...........................       (685)       (230)
           Accounts payable ...........................        334       2,067
           Deferred Frequent Flyer partner revenue ....        334         571
           Accrued liabilities ........................     (2,930)      5,331
           Air traffic liability ......................      7,350      11,849
                                                          --------    --------

Net cash provided by operating activities .............     17,037      33,219
                                                          --------    --------
Investing activities:
      Capital expenditures ............................    (51,993)    (21,499)
      Purchase deposits on flight equipment ...........     (1,600)       (800)
      Other ...........................................        158        (347)
                                                          --------    --------
Net cash used in investing activities .................    (53,435)    (22,646)
                                                          --------    --------

Financing activities:

      Proceeds from aircraft financing ................     35,080        --

      Other ...........................................      2,626        (699)
                                                          --------    --------

Net cash provided by (used in) financing activities ...     37,706        (699)
                                                          --------    --------
Net increase in cash and cash equivalents .............      1,308       9,874
Cash and cash equivalents, beginning of period ........     15,703      16,049
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 17,011    $ 25,923
                                                          ========    ========

     See notes to condensed consolidated financial statements.

                         Midwest Express Holdings, Inc.
         Unaudited Notes to Condensed Consolidated Financial Statements

1.    Business and Basis of Presentation

      The condensed consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.    Cumulative Effect of Accounting Changes

      Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. In the first quarter 2000, the Company recorded an unfavorable adjustment of $7.8 million, net of tax, for the cumulative effect of the change for prior years. The Company believes the new method appropriately matches revenues with services in the period in which services are actually provided.

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

3.    New Accounting Standard

      The Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. As of June 30, 2001, the Company had no derivative instruments.

4.    Impairment Charge

      During the second quarter 2001, the Company decided to accelerate the retirement of eight DC-9-10 aircraft to begin in 2003 in the Midwest Express segment. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flow would be less than their carrying amount resulting in an impairment as defined by SFAS No. 121. Consequently, the original cost basis of these assets were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

5.    Restructuring Charge

      During second quarter 2001, the Company recorded charges of $1.1 million related to a workforce reduction program. Approximately 250 full-time equivalent positions were eliminated throughout the Company. The $1.1 million charges include salaries, wages and benefits, legal, severance costs and outplacement services. Approximately $.7 million remains accrued at June 30, 2001.

6.    Segment Reporting

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

                            Three Months Ended June 30, 2001
2001                                  Midwest Express        Astral        Elimination      Consolidation
----                                  ---------------        ------        -----------      -------------
Operating revenues .................       $ 117,226        $  19,821        $  (1,548)       $ 135,499
Operating (loss) income ............          (5,178)             458             --             (4,720)
Depreciation and income amortization           4,592              689             --              5,281
Interest income ....................             474             --               (227)             247
Interest expense ...................            (605)            (227)             227             (605)
(Loss) income before income tax
    (credit) provision .............          (5,320)             231             --             (5,089)
(Credit) provision for income taxes           (1,969)              86             --             (1,883)
Total assets .......................         317,968           53,820          (32,568)         339,220
Capital expenditures ...............       $  14,282        $  10,430        $    --          $  24,712

                            Three Months Ended June 30, 2000

2000                                  Midwest Express        Astral        Elimination      Consolidation
----                                  ---------------        ------        -----------      -------------
Operating revenues .................       $ 111,107        $  15,830        $  (1,119)       $ 125,818
Operating income ...................          12,913              492             --             13,405
Depreciation and amortization ......           3,757              331             --              4,088
Interest income ....................             742              172             (172)             742
Interest expense ...................            (237)            --                172              (65)
Income before income taxes .........          13,361              664             --             14,025
Provision for income taxes .........           4,940              245             --              5,185
Total assets .......................         272,174           26,021          (11,136)         287,059
Capital expenditures ...............       $  11,768        $     588        $    --          $  12,356

                            Six Months Ended June 30, 2001

2001                                  Midwest Express        Astral        Elimination      Consolidation
----                                  ---------------        ------        -----------      -------------
Operating revenues .................       $ 221,481        $  35,733        $  (2,786)       $ 254,428
Operating (loss) ...................         (13,258)          (1,644)            --            (14,902)
Depreciation and amortization ......           9,035            1,197             --             10,232
Interest income ....................             824             --               (349)             475
Interest expense ...................          (1,051)            (349)             349           (1,051)
(Loss) before income tax credit ....         (13,507)          (1,993)            --            (15,500)
Income tax credit ..................          (4,998)            (737)            --             (5,735)
Total assets .......................         317,968           53,820          (32,568)         339,220
Capital expenditures ...............       $  30,159        $  21,834        $    --          $  51,993

                            Six Months Ended June 30, 2000

2000                                  Midwest Express        Astral        Elimination      Consolidation
----                                  ---------------        ------        -----------      -------------
Operating revenues .................       $ 205,618        $  28,974        $  (2,010)       $ 232,582
Operating income (loss) ............          12,099           (1,321)            --             10,778
Depreciation and amortization ......           7,350              651             --              8,001
Interest income ....................             966              318             (318)             966
Interest expense ...................            (449)            --                318             (131)
Income (loss) before income tax
   provision (credit) and cumulative
   effect of accounting changes ....          12,540           (1,002)            --             11,538
Provision (credit) for income taxes            4,637             (376)            --              4,261
Cumulative effect of accounting
   changes, net ....................          (4,713)            --               --             (4,713)
Total assets .......................         272,174           26,021          (11,136)         287,059
Capital expenditures ...............       $  20,221        $   1,278        $    --          $  21,499

Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
Overview
The Company's 2001 second quarter operating loss was $(4.7) million, a decrease of $18.1 million from the second quarter 2000 operating income of $13.4 million. Net loss for the quarter was $(3.2) million, which was a $12.0 million decrease from second quarter 2000 net income of $8.8 million. For the first six months of 2001, operating loss was $(14.9) million, a decrease of $25.7 million from 2000 operating income of $10.8 million. Year-to-date net income decreased from $2.6 million in 2000 to a net loss of $(9.8) million in 2001. Year-to-date diluted loss per share in 2001 was $(.71), an $.89 decrease versus 2000 net income per diluted share of $.18.

The Company's total revenue in the second quarter 2001 increased $9.7 million, or 7.7%, from second quarter 2000 to $135.5 million. The increase in revenue was substantially attributable to a 12.7% increase in passenger volume, as measured by scheduled service revenue passenger miles ("RPMs"), offset by a 5.1% decrease in revenue yield.

Capacity, as measured by scheduled service available seat miles ("ASMs"), increased 12.5% in second quarter 2001. Second quarter 2001 capacity at Midwest Express increased 10.7% due to the addition of three MD-80 aircraft in scheduled service and increased 35.0% at Astral due to the addition of three regional jets. Second quarter 2001 traffic, as measured by revenue passenger miles, increased 10.7% at Midwest Express and increased 49.0% at Astral.

The Company's operating costs increased by $27.8 million, or 24.7%, in the second quarter 2001 to $140.2 million. Second quarter 2001 operating expenses included an $8.8 million impairment charge associated with eight owned DC-9-10 aircraft that the Company intends to retire beginning in 2003, earlier than originally planned; restructuring charges of $1.1 million (pre-tax) related to a workforce reduction; and contract termination fees of $0.6 million (pre-tax) due to the cancellation of a purchase contract for one MD-80 aircraft. Midwest Express costs also increased due to the addition of three MD-80 aircraft and Astral costs increased due to the addition of three regional jets. The operating costs increase was also the result of higher labor costs, increased fuel costs, depreciation and amortization and increased dining services costs. On a cost per ASM basis, costs increased 12.6% at Midwest Express and decreased 6.5% at Astral. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
The following table provides selected operating statistics for Midwest Express and Astral.

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                             June 30,
                                                           ------------------------------       ----------------------------
                                                               2001               2000              2001             2000
                                                               ----               ----              ----             ----
Midwest Express Operations
Origin & Destination Passengers                               598,850            538,535          1,094,754         999,201
Revenue Passenger Miles (000s)                                571,523            516,489          1,054,574         964,283
Scheduled Service Available Seat Miles (000s)                 861,293            778,172          1,695,724       1,529,439
Total Available Seat Miles (000s)                             869,807            785,744          1,713,124       1,546,568
Load Factor (%)                                                  66.4%              66.4%              62.2%           63.0%
Revenue Yield                                                  $0.183             $0.194             $0.186          $0.190
Revenue per Scheduled Service ASMs (1)                         $0.126             $0.134             $0.121          $0.125
Cost per Total ASM (2)                                         $0.131             $0.125             $0.132          $0.125
Average Passenger Trip Length (miles)                           954.4              959.1              963.3           965.1
Number of Flights                                              12,524             11,214             24,828          22,007
Into-plane Fuel Cost per Gallon                                $0.938             $0.894             $0.963          $0.897
Full-time equivalent Employees at End of Period                 2,752              2,664              2,752           2,664
Aircraft in Service at End of Period                               35                 32                 35              32

Astral Operations

Origin & Destination Passengers                               147,234            116,159            265,602         213,203
Revenue Passenger Miles (000s)                                 43,909             29,467             74,754          53,228
Scheduled Service Available Seat Miles (000s)                  84,522             62,606            157,437         119,122
Total Available Seat Miles (000s)                              84,528             62,606            157,452         119,147
Load Factor (%)                                                  51.9%              47.1%              47.5%           44.7%
Revenue Yield                                                  $0.450             $0.535             $0.476          $0.542
Revenue per Scheduled Service ASMs (1)                         $0.234             $0.253             $0.227          $0.243
Cost per Total ASM                                             $0.229             $0.245             $0.237          $0.254
Average Passenger Trip Length (miles)                           298.2              253.7              281.4           249.7
Number of Flights                                              14,189             13,067             27,732          25,088
Into-plane Fuel Cost per Gallon                                $1.023             $0.975             $1.038          $0.988
 Full-time equivalent Employees at End of Period                  576                462                576             462
Aircraft in Service at End of Period                               23                 20                 23              20

    (1)  Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.
    (2)  Excluding impairment loss.

      Note: All statistics exclude charter operations except the following:
      total ASMs, cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistic. Numbers in this table may not be recomputed due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                                Three Months Ended June 30,                    Six Months Ended June 30,
                                                ---------------------------                    -------------------------
                                                2001                  2000                    2001                   2000
                                                ----                  ----                    ----                   ----
                                       Per Total     % of     Per Total    % of      Per Total     % of      Per Total    % of
                                          ASM       Revenue      ASM      Revenue       ASM       Revenue      ASM       Revenue
                                       ---------    ------    ---------   -------    ---------    -------    ---------   -------
Operating revenues:
Passenger service                        $0.130      91.6%      $0.137      92.2%      $0.124       91.2%     $0.128      91.2%
Cargo                                     0.003       1.9%       0.003       2.1%       0.003        2.1%      0.003       2.4%
Other                                     0.009       6.5%       0.008       5.7%       0.009        6.7%      0.009       6.4%
                                          -----       ----       -----       ----       -----        ----      -----       ----
Total operating revenues                 $0.142     100.0%      $0.148     100.0%      $0.136      100.0%     $0.140     100.0%

Operating expenses:
Salaries, wages and benefits             $0.046      32.2%      $0.043      29.2%      $0.046       33.8%     $0.043      31.1%
Aircraft fuel and oil                     0.026      18.0%       0.025      16.7%       0.026       19.2%      0.025      17.7%
Commissions                               0.007       5.3%       0.008       5.2%       0.007        5.3%      0.008       5.3%
Dining services                           0.008       5.7%       0.008       5.1%       0.007        5.4%      0.007       5.1%
Station rental, landing and other fees    0.009       6.6%       0.010       6.5%       0.010        7.6%      0.010       7.3%
Aircraft maintenance materials/repairs    0.014      10.1%       0.017      11.5%       0.016       11.6%      0.016      11.4%
Depreciation and amortization             0.006       3.9%       0.005       3.2%       0.005        4.0%      0.005       3.4%
Aircraft rentals                          0.006       4.4%       0.007       4.8%       0.006        4.7%      0.007       5.3%
Impairment loss                           0.009       6.5%           -         -        0.005        3.5%          -         -
Other                                     0.015      10.8%       0.010       7.1%       0.015       10.8%      0.012       8.8%
                                          -----      -----       -----       ----       -----       -----      -----       ----
Total operating expenses                 $0.147     103.5%      $0.133      89.3%      $0.144      105.9%     $0.133      95.4%
                                         ======     ======      ======      =====      ======      ======     ======      =====

Total ASMs (000s)                       954,335                848,350              1,870,575              1,665,715


           Note: Numbers, percents and totals in this table may not be recomputed due to rounding.

                 Three Months Ended June 30, 2001 Compared with
                        Three Months Ended June 30, 2000

Operating Revenues
Company operating revenues totaled $135.5 million in the second quarter 2001, a $9.7 million, or 7.7%, increase over second quarter 2000. Passenger revenues accounted for 91.6% of total revenues and increased $8.1 million, or 7.0%, from second quarter 2000 to $124.2 million in second quarter 2001. The increase is attributable to a 12.7% increase in passenger volume, as measured by revenue passenger miles, offset by a 5.1% decrease in revenue yield.

Midwest Express passenger revenue increased $4.1 million, or 4.1%, from second quarter 2000 to $104.4 million in second quarter 2001. This increase was primarily due to an 11.2% increase in origin and destination passengers. Total capacity, as measured by scheduled service ASMs, increased 10.7% due to three additional aircraft in scheduled service since second quarter 2000. Revenue yield decreased 6.0% due to decreased business travel as a result of the soft economy, increased competition in some markets and lower-yield capacity additions in existing markets. Load factor remained stable at 66.4%.

Astral passenger revenue increased $4.0 million, or 25.4%, from second quarter 2000 to $19.8 million in second quarter 2001. Total capacity increased 35.0% due to the addition of three new regional jets in scheduled service during second quarter 2001. Traffic, as measured by revenue passenger miles, increased 49.0%. Load factor increased from 47.1% in second quarter 2000 to 51.9% in second quarter 2001. Part of the increase in load factor resulted from passengers that traveled on Astral during the Comair pilots' strike. Revenue yield decreased 15.8%, from $0.53 in second quarter 2000 to $0.45 in second quarter 2001 due to decreased business travel and an 18% increase in average trip length with lower-than-average yields.

Revenue from cargo, charter and other services increased $1.6 million in second quarter 2001. Midwest Express benefited from increased revenue from Frequent Flyer partnership programs of $0.7 million and $0.5 million from ticket exchange fees in second quarter 2001.

Operating Expenses
Second quarter 2001 operating expenses increased $27.8 million, or 24.7%, from second quarter 2000. Part of the increase is due to an $8.8 million impairment charge associated with eight owned DC-9-10 aircraft. The Company intends to retire the aircraft beginning in 2003, earlier than originally planned. The increase was also the result of higher labor costs, increased fuel costs, depreciation and amortization, and increased dining service costs. Cost per ASM at Midwest Express increased 12.6% in the second quarter 2001. Cost per total ASM, excluding the aircraft impairment charge, restructuring charges related to a workforce reduction, contract termination fees due to the cancellation of a purchase contract for one MD-80, and a sales tax credit in 2000, was unchanged year over year. Astral had cost increases in second quarter 2001 in most categories due to the addition of three regional jets in scheduled service. The Company's cost per total ASM increased 10.9%, from 13.3(cent) in 2000 to 14.7(cent) in 2001.

Salaries, wages and benefits increased $6.9 million, or 18.7%, from second quarter 2000 to $43.6 million in second quarter 2001. The increase included restructuring charges of $0.5 million (pre-tax) related to a workforce reduction program that eliminated approximately 250 full-time equivalent positions throughout the Company and resulted in additional costs for severance pay. Increased labor costs were also the result of an increase in pay scales for most customer service and maintenance employees at Midwest Express as well as other salary increases throughout the Company. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry.

Aircraft fuel and oil and associated taxes increased $3.6 million, or 17.2%, in second quarter 2001. Into-plane fuel increased 5.1%, averaging 94.7(cent) per gallon in second quarter 2001 versus 90.1(cent) per gallon in second quarter 2000, resulting in a $1.2 million pre-tax price impact. Fuel consumption increased 11.7% in the quarter due to increased flight operations. The Company has not hedged prices for future fuel requirements. Fuel costs in July 2001 trended downward, averaging 88.7(cent) per gallon.

Commissions increased $0.6 million in second quarter 2001, or 8.4%, from second quarter 2000 to $7.1 million. This category includes travel agent commissions and credit card commissions. The increase was primarily due to a 7.0% increase in passenger revenue, offset by savings realized because of increased travel booked directly through the Company's reservations centers and Web site, other travel-related Web sites, and ticket counters.

Dining service costs increased $1.2 million in second quarter 2001, or 19.0%, from second quarter 2000 to $7.7 million. The increase was primarily due to an 11.2% increase in origin and destination passengers at Midwest Express and a 5.2% increase in food and services prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) increased from $11.85 in second quarter 2000 to $12.47 for second quarter 2001.

Station rental, landing and other fees increased $0.7 million in second quarter 2001, or 9.0%, from second quarter 2000 to $9.0 million. Midwest Express operated 11.7% more flight segments and Astral operated 8.6% more flight segments causing the increase. On a cost per total ASM basis, these costs decreased 3.1%.

Maintenance costs decreased by $0.8 million in second quarter 2001, or 5.7%, from second quarter 2000 to $13.7 million. Aircraft maintenance costs decreased 16.2% on a cost per total ASM basis. This decrease was due to fewer unscheduled engine repairs and a reduction of 17 contract mechanics from second quarter 2000. During second quarter 2001, Midwest Express entered into a fixed cost per hour agreement for maintenance of the MD-80 aircraft engines. This contract will provide long term stabilization of engine operations costs on the fleet.

Depreciation and amortization increased $1.2 million in second quarter 2001, or 29.2%, from second quarter 2000 to $5.3 million. The increase was primarily the result of depreciation associated with three additional MD-80 aircraft placed in service and three regional jets since June 30, 2000.

Aircraft rental costs were $6.0 million for both second quarter 2000 and second quarter 2001. On a cost per total ASM basis, these costs decreased 11.5% as acquired aircraft were owned rather than leased.

An $8.8 million impairment charge was recorded in second quarter 2001 for eight company-owned DC-9-10 aircraft. During the second quarter 2001, the Company decided to accelerate the retirement of these aircraft to begin in 2003. In connection with this decision, the Company performed an evaluation, in accordance with SFAS No. 121, to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment, as defined by SFAS No. 121. The original cost basis of these aircraft were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million impairment charge. Depreciation on these eight aircraft going forward will be almost unchanged.

Other operating expenses increased $5.7 million in second quarter 2001, or 63.5%, from second quarter 2000 to $14.6 million. Other operating expenses consist primarily of advertising and promotion, insurance, legal fees, property taxes, consulting services, crew hotel rooms, reservation fees, administration, and other items. The increase was primarily due to the fact that second quarter 2000 expenses included an offset for a nonrecurring $2.7 million favorable settlement in second quarter 2000 of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. The increase was also the result of cost increases in crew hotel rooms, advertising, flight training, charters, $0.6 million contract termination fees due to the cancellation of a purchase contract for an MD-80 aircraft, and other items. On a cost per total ASM basis, excluding the $2.7 million sales tax credit, these costs increased 11.4%.

(Credit) Provision for Income Taxes
Income tax credit for the second quarter 2001 was $(1.9) million, a $7.1 million decrease from the 2000 provision of $5.2 million. The effective tax rates for the second quarter of 2001 and 2000 were 37.0%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net (Loss) Income
Net loss for the second quarter 2001 was $(3.2) million, which reflects a decrease in net income of $12.0 million from second quarter 2000 net income of $8.8 million. The net income (loss) margin decreased from 7.0% in second quarter 2000 to (2.4)% in second quarter 2001.

                  Six Months Ended June 30, 2001 Compared with
                         Six Months Ended June 30, 2000

Operating Revenues
Company operating revenues totaled $254.4 million for the six months ended June 30, 2001, a $21.8 million, or 9.4%, increase over the first six months of 2000. Passenger revenues accounted for 91.2% of total revenues and increased $19.7 million, or 9.3%, from 2000 to $232.0 million. The increase was attributable to an 11.0% increase in passenger volume, as measured by revenue passenger miles, offset by a 1.5% decrease in yield. Load factor decreased from 61.7% in 2000 to 60.9% in 2001.

Midwest Express passenger revenue increased $12.9 million, or 7.1%, from 2000 to $196.4 million in 2001. This increase was caused by a 9.4% increase in passenger volume, as measured by revenue passenger miles, offset by a 2.1% decrease in revenue yield. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 10.9% due to three additional aircraft in service during 2001. Load factor decreased from 63.0% in 2000 to 62.2% in 2001 due to increased competition in some markets and softening business travel demand.

Astral passenger revenue increased by $6.8 million, or 23.6%, from 2000 to $35.6 million in 2001. Traffic increased 40.4% on a 32.2% increase in capacity due to three additional regional jets in service in 2001. Load factor increased from 44.7% in 2000 to 47.5% in 2001. Revenue yield decreased 12.0%, from $0.54 in 2000 to $0.48 in 2001, primarily due to new service in longer flight segments with lower-than-average system revenue yield.

The Company's revenue from cargo, charter and other services increased $2.1 million, or 10.4%, in 2001. Midwest Express benefited from increased revenue from Frequent Flyer partnership programs and ticket exchange fees.

Operating Expenses
2001 operating expenses increased $47.5 million, or 21.4%, from 2000 to $269.3 million. The increase was due in part to an $8.8 million impairment charge associated with eight owned DC-9-10 aircraft. The Company intends to retire the aircraft beginning in 2003, earlier than originally planned. The increase was also caused by higher labor costs, increased fuel costs and cost increases in most categories. The Company's cost per total ASM increased 8.1%, from 13.3(cent) in 2000 to 14.4(cent) in 2001.

Salaries, wages and benefits increased $13.6 million, or 18.8%, from 2000 to $85.9 million in 2001. The increase includes $0.5 million restructuring charges related a workforce reduction program that eliminated approximately 250 full-time equivalent positions throughout the Company and resulted in additional costs for severance pay. The labor cost increase reflects the addition of 202 full-time equivalent employees (88 at Midwest Express and 114 at Astral) since June 30, 2000 to support additional capacity associated with adding three MD-80 aircraft at Midwest Express and three regional jets at Astral after the workforce reduction. Increased labor costs were also the result of an increase in pay scales for most customer service and maintenance employees at Midwest Express as well as other salary increases throughout the company. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. On a cost per total ASM basis, labor costs increased 5.9% from 4.3(cent) in 2000 to 4.6(cent) in 2001.

Aircraft fuel and oil and associated taxes increased $8.0 million, or 19.5%, in 2001. Into-plane fuel prices increased 7.3% in 2001, averaging 97.1(cent) per gallon in 2001 versus 90.5(cent) per gallon in 2000, resulting in a $3.2 million unfavorable pre-tax price impact. Fuel consumption increased 11.4% in 2001 because of an increase in flight operations. The Company has not hedged prices for future fuel requirements.

Commissions increased $1.0 million, or 7.8%, from 2000 to $13.4 million in 2001. On a cost per total ASM basis, commissions decreased 4.0% from 2000. This category includes travel agent commissions and credit card commissions. The increase was primarily due to a 9.3% increase in passenger revenue, offset by savings realized because of increased travel booked directly through the Company's reservations centers and Web site, other travel-related Web sites and ticket counters. Commissions, as a percentage of passenger revenue, were 5.8% for 2000 and 2001.

Dining service costs increased $1.9 million, or 16.1%, from 2000 to $13.8 million in 2001. The increase was primarily due to a 9.6% increase in origin and destination passengers at Midwest Express. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) increased 4.6%, from $11.82 in 2000 to $12.36 in 2001.

Station rental, landing and other fees increased $2.5 million, or 14.5%, from 2000 to $19.5 million in 2001. The increase was caused by 12.8% more flight segments at Midwest Express and 10.5% more flight segments at Astral. On a cost per total ASM basis, these costs increased 1.9%.

Maintenance costs increased by $2.9 million, or 11.1%, from 2000 to $29.4 million in 2001. The increase was caused by higher-than-expected costs associated with the conversion to a phased airframe maintenance program, whereby the Company divides major airframe maintenance events into smaller, more frequent events, and records airframe maintenance costs as they are incurred. Transitioning each aircraft to the new program required significant one-time airframe maintenance, resulting in higher costs and additional aircraft downtime. The increase was also due to higher-than-expected costs associated with outsourcing a large maintenance project, and a one-time cost to convert aircraft maintenance manuals to an online system. This increase was partially offset by a reduction of 17 contract mechanics in second quarter 2001. On a cost per total ASM basis, this category decreased by 1.1%.

Depreciation and amortization increased $2.2 million, or 27.9%, from 2000 to $10.2 million in 2001. The increase was primarily the result of depreciation associated with three additional MD-80 aircraft and three regional jet aircraft placed in service since June 30, 2000.

Aircraft rental costs were $12.1 million for 2000 and 2001. On a cost per total ASM basis, these costs decreased 12.2%.

An $8.8 million impairment charge was recorded in 2001 for eight company-owned DC-9-10 aircraft. During 2001, the Company decided to accelerate the retirement of these aircraft to begin in 2003. In connection with this decision, the Company performed an evaluation, in accordance with SFAS No. 121, to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment as defined by SFAS No. 121. The original cost basis of these aircraft were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million impairment charge.

Other operating expenses increased $6.8 million, or 33.0%, from 2000 to $27.4 million in 2001. Other operating expenses consists primarily of advertising and promotion, insurance, property taxes, legal fees consulting services, crew hotel rooms, reservation fees, administration and other items. The increase was primarily due to a nonrecurring $2.7 million favorable settlement in 2000 of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. The increase was also the result of cost increases in crew hotel rooms, reservation fees, advertising, flight training, charters, Frequent Flyer program expenses, communications and other items. In 2001, $1.0 million was incurred to subcontract charter services due to third-party damage to Midwest Express's charter aircraft. The Company continues to seek to recover damages from the third-party. On a cost per total ASM basis, excluding the nonrecurring sales tax credit, these costs increased 4.6%.

(Credit) Provision for Income Taxes
Income tax expense for the first six months of 2001 was a credit of $(5.7) million, a decrease of

$10.0 million from the 2000 provision of $4.3 million. The effective tax rate for the first six months of 2001 and 2000 was 37.0%.

Cumulative Effect of Accounting Changes
In 2000, the Company's cumulative effect of accounting changes, net of applicable tax, totaled $(4.7) million. In 2000, the charge was $(7.8) million, net of tax, for a change in accounting methods for Frequent Flyer partner miles, partially offset by a $3.1 million, net of tax, adjustment for major airframe maintenance due to the Company's planned transition to divide major airframe maintenance events into smaller, more frequent events, and to record airframe maintenance costs as they are incurred.

Net (Loss) Income
Net loss for the first six months of 2001 was $(9.8) million, which reflects a decrease in net income of $12.3 million from 2000 net income of $2.6 million. The net (loss) income margin decreased to (3.8%) in 2001 from 1.1% in 2000.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $17.0 million at June 30, 2001, compared with $15.7 million at December 31, 2000. Net cash provided by operating activities totaled $17.0 million for the six months ended June 30, 2001. Net cash used in investing activities totaled $53.4 million, due to capital expenditures of $53.6 million, including $1.6 million of purchase deposits on flight equipment.

As of June 30, 2001, the Company had a working capital deficit of $73.2 million versus a $69.1 million deficit on December 31, 2000. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and Frequent Flyer liability program. Because of this, the Company expects to operate at a working capital deficit, which is common in the airline industry.

As of June 30, 2001, the Company has a $55.0 million revolving bank credit facility. The Company borrowed $20.0 million under the revolving bank credit facility in the fourth quarter of 2000, which remains outstanding. The Company also used the revolving agreement to obtain letters of credit totaling approximately $16.8 million, which reduces the amount of available credit. The outstanding letters of credit are used to support financing of the Company's maintenance facilities and for other purposes.

The Company is in the process of negotiating a replacement credit agreement. The replacement agreement is likely to result in higher fees, higher interest costs, include security and revised covenants. The Company anticipates finalizing the agreement in the third quarter 2001.

Capital spending totaled $53.6 million for the six months ended June 30, 2001. Capital expenditures primarily consisted of aircraft acquisition and refurbishment costs $(47.4 million), engine overhauls and spare parts. The Company anticipates fiscal year 2001 capital spending to be approximately $74.0 million, $61.0 million of which is associated with the acquisition and refurbishment of aircraft.

During 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft. The Company has taken delivery of three of the aircraft and financed the delivery using internal cash flow. The Company has decided to terminate the contract to purchase the fourth aircraft; that decision was the result of the soft economy and desire to focus on the Boeing 717 aircraft beginning in 2003. See Pending Developments section.

In June 2001, one MD-80 aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of an MD-80 aircraft. The term of the operating lease is ten years.

Leases for three Midwest Express aircraft are guaranteed by Kimberly-Clark Corporation. The Company paid Kimberly-Clark a guarantee fee equal to 1.25% annually of the outstanding lease commitments through the end of the initial lease term that ends June 2001. These aircraft leases which, were scheduled to expire in June 2001, have been renewed for another 33 months. The Kimberly-Clark guarantee will remain in effect during the renewal period, no guarantee fees are required during the renewal period.

Astral's first five regional jet aircraft acquired in 1999 and 2000 were financed by operating leases over a period of 16.5 years. The three additional regional jets acquired in December 2000, March 2001 and May 2001 were partially debt-financed for a period up to 32 months at fixed rates.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of June 30, 2001, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million under the share repurchase program. No shares were repurchased in second quarter of 2001.

In October 1998, Midwest Express took occupancy of a newly constructed maintenance facility that is leased from Milwaukee County and located at General Mitchell International Airport. To finance the $8.2 million project, the City of Milwaukee issued variable-rate demand industrial development revenue bonds. The Company's variable lease payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term. The bonds are secured by a promissory note between Midwest Express and the City of Milwaukee, with further security provided by a letter of credit from Firstar Bank, National Association, pursuant to the Company's $55-million credit facility.

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance hangar facility currently under construction for Astral Aviation and is located at General Mitchell International Airport in Milwaukee. The facility is financed by 32-year, tax-exempt, variable rate, demand industrial revenue bonds issued by the City of Milwaukee. Milwaukee county, a government unit is the owner of the facility to ensure the tax-exempt status. Interest payments made to bondholders and amortization of the principal are recorded as rent expense.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities, and funds available from financing existing aircraft will be adequate to meet its current working capital requirements and, assuming no further material deterioration in general economic conditions or the Company's performance, its anticipated working capital requirements. However, two new aircraft programs discussed below in the Pending Developments section will require substantial long-term financing. Availability of this financing cannot be assured until the financing transactions are completed close to the aircraft delivery dates, and completion will be subject among other things to general economic conditions and the Company's financial condition at the time.

                              Pending Developments

This Form 10-Q filing, particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include but are not limited to uncertainties related to general economic factors, industry conditions, labor relations, scheduling developments, government regulations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs, competitive developments, availability of financing and interest rates. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

Capacity Growth - In full-year 2001, capacity (as measured by scheduled service
ASMs) is expected to increase 10% at Midwest Express and 34% at Astral. This capacity growth is expected to result from improved aircraft utilization and additional aircraft in the Company's fleet.

MD-80 Series Aircraft - In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft previously operated by Scandinavian Airlines System ("SAS"). One aircraft was delivered in September 2000, one in February 2001 and one in June 2001. After refurbishment and modification, one aircraft entered service in June 2001; the second aircraft is expected to enter scheduled service in fourth quarter 2001 and the third aircraft in first quarter 2002. These aircraft will be used to increase capacity on the Company's high-traffic routes, expand service in existing markets and initiate service in new markets. Although these aircraft are currently owned, the Company is evaluating sale/leaseback transactions for these aircraft in 2001. The agreement for the fourth aircraft was terminated in May 2001.

Boeing 717 Aircraft - In April 2001, the Company signed a memorandum of understanding for firm orders for 20 new Boeing 717 aircraft, with purchase rights for an additional 30 aircraft. The Company expects the cost of the firm order to be $750 million plus an additional $14 million for seats, galleys and other equipment. Delivery of the 20 aircraft is expected to begin in February 2003. These aircraft will be used to expand service in existing and new markets, and also eventually replace the DC-9-10 and DC-9-30 aircraft in the Midwest Express fleet. Acquisition of these aircraft is subject to receipt of financing, and the Company is evaluating alternatives.

Regional Jet Aircraft - Astral currently operates eight 32-passenger Fairchild Dornier 328JET regional jets. The Company also expected to acquire the Fairchild Dornier 428JET, which was designed as a 44-passenger derivative of the 328JET. However, Fairchild Dornier canceled its 428JET program in the third quarter of 2000. In light of this cancellation, the Company is currently evaluating the disposition of the existing fleet of Fairchild Dornier 328JETs. In addition, the Company filed a demand for arbitration against Dornier Luftfahrt GmbH. The Company alleges that Fairchild Dornier breached an aircraft purchase agreement by canceling its 428JET program. The Company plans to seek significant monetary damages and other relief.

In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft, and in August 2001, the parties signed a purchase agreement relating to this order. The firm order is valued at $400 million. The Company will initially acquire the 44-passenger ERJ 140, but may also acquire the 37-passenger ERJ 135 and 50-passenger ERJ 145 aircraft. Delivery of the 20 aircraft is expected to begin in March 2002. These aircraft will be used to expand service in existing and new Astral markets, and provide Astral with flexibility to serve markets with differing capacity demands. Acquisition of these aircraft is subject to receipt of financing, and the Company is evaluating financing alternatives.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board. The Company and AFA continue in mediated negotiations.

In June 2001, Astral pilots, represented by Airline Pilots Association ("ALPA"), a labor union in collective bargaining, began mediated negotiations. The Astral pilots' contract expires January 27, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since December 31, 2000.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 25, 2001, the following individuals were elected to the Board of Directors:

                                  Authority Granted        Authority Withheld
    John F. Bergstrom                   12,344,437                    317,422
    Fredrick P. Stratton, Jr.           12,340,741                    321,118
    John W. Weekly                      12,347,349                    314,510

The terms of office for the following directors continued after the Company's Annual Meeting: Samuel K. Skinner, Richard H. Sonnentag, Timothy E. Hoeksema, Ulice Payne, Jr., James G. Grosklaus, and David H. Treitel. Elizabeth T. Solberg was appointed to the Company's Board of Directors on April 25, 2001 by the Board of Directors in accordance with the Bylaws of the Company.

A vote was held to act upon a proposal to amend the Midwest Express Holdings, Inc. 1995 Stock Option Plan. The shareholders ratified the proposal by the following vote:

       Votes For       Votes Against           Abstentions            Non-Votes
       ---------       -------------           -----------            ---------
       9,887,890       1,138,873                  47,624              1,587,472


Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

            10.1 Amendment to Midwest Express Holdings, Inc. 1995 Stock Option Plan, as approved by the Company's shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of Midwest Express Holdings, Inc. for the Annual Meeting of the Shareholders on April 25, 2001 [File No. 001-13934])

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended
            June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Midwest Express Holdings, Inc.



Date:   August 14, 2001                 By /s/ Timothy E. Hoeksema
        ----------------                   ------------------------------
                                           Timothy E. Hoeksema
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date:   August 14, 2001                 By /s/ Robert S. Bahlman
        ----------------                   ---------------------------------
                                           Robert S. Bahlman
                                           Senior Vice President and
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit
Number                     Exhibit

10.1 Amendment to Midwest Express Holdings, Inc. 1995 Stock Option Plan, as approved by the Company's shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of Midwest Express Holdings, Inc. for the Annual Meeting of the Shareholders on April 25, 2001 [File No. 001-13934])