Form 10-Q
period 2001-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 2001-11-14
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________to__________________

         Commission file number               1-13934

                         MIDWEST EXPRESS HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Wisconsin                                        39-1828757
        ---------                                        ----------
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

As of October 31, 2001, there were 13,831,096 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 2001



                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Operations                   3

          Condensed Consolidated Balance Sheets                             4

          Condensed Consolidated Statements of Cash Flows                   5

          Unaudited Notes to Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       25


                 PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 26

SIGNATURES                                                                 27

Part I Item 1 - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                        -------------                      -------------
                                                                    2001              2000             2001              2000
                                                                    ----              ----             ----              ----

Operating revenues:
         Passenger service ...................................  $     99,356      $    117,364      $    331,327      $    329,610
         Cargo ...............................................         1,919             2,570             7,355             8,068
         Other ...............................................         7,816             7,093            24,837            21,931
                                                                ------------      ------------      ------------      ------------
                Total operating revenues .....................       109,091           127,027           363,519           359,609
                                                                ------------      ------------      ------------      ------------

Operating expenses:
         Salaries, wages and benefits ........................        42,643            39,477           128,545           111,772
         Aircraft fuel and oil ...............................        21,889            24,439            70,709            65,300
         Commissions .........................................         5,671             6,629            19,045            19,038
         Dining services .....................................         6,987             6,711            20,801            18,607
         Station rental, landing and other fees ..............         8,601             8,255            28,072            25,264
         Aircraft maintenance materials and repairs ..........        12,281            12,557            41,728            39,070
         Depreciation and amortization .......................         5,366             4,245            15,597            12,245
         Aircraft rentals ....................................         6,279             6,081            18,344            18,324
         Impairment loss .....................................          --                --               8,839              --
         Other ...............................................        11,898            12,162            39,264            32,740
                                                                ------------      ------------      ------------      ------------
               Total operating expenses ......................       121,615           120,556           390,944           342,360
                                                                ------------      ------------      ------------      ------------
Operating (loss) income ......................................       (12,524)            6,471           (27,425)           17,249
                                                                ------------      ------------      ------------      ------------

Other income (expense):
          Interest income ....................................           277               471               752             1,437
          Interest expense ...................................          (871)              (65)           (1,924)             (196)
          Other ..............................................         8,255               (20)            8,233               (95)
                                                                ------------      ------------      ------------      ------------
                 Total other income ..........................         7,661               386             7,061             1,146
                                                                ------------      ------------      ------------      ------------

(Loss) Income before income tax (credit) provision and
        cumulative effect of accounting changes ..............        (4,863)            6,857           (20,364)           18,395
(Credit) Provision for income taxes ..........................        (1,799)            2,540            (7,534)            6,801
                                                                ------------      ------------      ------------      ------------
(Loss) Income before cumulative effect of accounting changes .        (3,064)            4,317           (12,830)           11,594
Cumulative effect of accounting changes, net .................          --                --                --              (4,713)
                                                                ------------      ------------      ------------      ------------
Net (Loss) Income ............................................  $     (3,064)     $      4,317      $    (12,830)     $      6,881
                                                                ============      ============      ============      ============

(Loss) Income per common share - basic:
          (Loss) Income before cumulative effect of accounting
                      changes ................................  $      (0.22)     $       0.31      $      (0.93)     $       0.83
          Cumulative effect of accounting changes, net .......          --                --                --               (0.34)
                                                                ------------      ------------      ------------      ------------
          Net (Loss) Income ..................................  $      (0.22)     $       0.31      $      (0.93)     $       0.49
                                                                ============      ============      ============      ============

(Loss) Income per common share - diluted:
         (Loss) Income before cumulative effect of accounting
                     changes .................................  $      (0.22)     $       0.31      $      (0.93)     $       0.82
         Cumulative effect of accounting changes, net ........          --                --                --               (0.33)
                                                                ------------      ------------      ------------      ------------
         Net (Loss) Income ...................................  $      (0.22)     $       0.31      $      (0.93)     $       0.49
                                                                ============      ============      ============      ============

Weighted average shares - basic ..............................    13,830,547        13,941,751        13,827,697        13,979,503
Weighted average shares - diluted ............................    13,830,547        14,057,617        13,827,697        14,112,236

            See notes to condensed consolidated financial statements.

Part I Item 1 - Financial Statements

                                     MIDWEST EXPRESS HOLDINGS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands, except per share amount)
                                                                   September 30,   December 31,
                                                                       2001          2000
                                                                       ----          ----
                                    ASSETS                                (Unaudited)
Current assets:
     Cash and cash equivalents .................................     $  48,812      $  15,703
     Accounts receivable:
        Less allowance for doubtful accounts of $449 and
           $226 at September 30, 2001 and
           December 31, 2000, respectively .....................         9,545          8,152
        Income tax refund ......................................         5,713          6,753
        Other receivables ......................................         1,884            945
                                                                     ---------      ---------
     Total accounts receivable .................................        17,142         15,850
     Inventories ...............................................         8,471          7,988
     Prepaid expenses:
         Commissions ...........................................         2,883          2,491
         Other .................................................         3,115          2,606
                                                                     ---------      ---------
     Total prepaid expenses ....................................         5,998          5,097
     Deferred income taxes .....................................         9,427          9,351
                                                                     ---------      ---------
Total current assets ...........................................        89,850         53,989

Property and equipment, at cost ................................       384,769        350,083
     Less accumulated depreciation and amortization ............       121,977        107,208
                                                                     ---------      ---------
Net property and equipment .....................................       262,792        242,875

Landing slots and leasehold rights, net ........................         3,586          3,872
Purchase deposits on flight equipment ..........................         3,500          1,900
Other assets ...................................................         3,205          3,361
                                                                     ---------      ---------
Total assets ...................................................     $ 362,933      $ 305,997
                                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................     $  11,422      $   6,216
     Notes payable .............................................        38,000         20,000
     Current maturities of long-term debt ......................         1,986            182
     Air traffic liability .....................................        63,113         54,440
     Accrued liabilities:
        Vacation pay ...........................................         6,394          5,718
        Scheduled maintenance expense ..........................         6,259          6,914
        Frequent flyer awards ..................................         2,467          2,281
        Other ..................................................        24,678         27,374
                                                                     ---------      ---------
Total current liabilities ......................................       154,319        123,125

Long-term debt .................................................        35,511          2,886
Deferred income taxes ..........................................        23,252         21,694
Noncurrent scheduled maintenance expense .......................         7,805          7,566
Accrued pension and other postretirement benefits ..............         9,641          7,909
Deferred Frequent Flyer partner revenue ........................         8,084          7,517
Other noncurrent liabilities ...................................         7,504          6,024
                                                                     ---------      ---------
Total liabilities ..............................................       246,116        176,721

Shareholders' equity:
     Preferred stock, without par value, 5,000,000
       authorized, no shares issued and outstanding ............          --             --
     Common stock, $.01 par value, 25,000,000 shares
        authorized, 14,549,531 shares issued ...................           145            145
     Additional paid-in capital ................................        11,700         11,609
     Treasury stock, at cost ...................................       (15,711)       (15,991)
     Retained earnings .........................................       120,683        133,513
                                                                     ---------      ---------
Total shareholders' equity .....................................       116,817        129,276
                                                                     ---------      ---------

Total liabilities and shareholders' equity .....................     $ 362,933      $ 305,997
                                                                     =========      =========

            See notes to condensed consolidated financial statements.

Part I Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                            Nine Months Ended September 30,
                                                                  2001            2000
                                                                  ----            ----

Operating activities:
     Net (loss) income .................................        $(12,830)     $  6,881
     Items not involving the use of cash:
         Depreciation and amortization .................          15,597        12,245
         Impairment loss ...............................           8,839          --
         Deferred income taxes .........................           1,482        (1,010)
         Cumulative effect of accounting changes, net ..            --           4,713
         Other .........................................           3,704         3,882

     Changes in operating assets and liabilities:
         Accounts receivable ...........................          (1,292)        1,968
         Inventories ...................................            (483)       (1,593)
         Prepaid expenses ..............................            (901)           (5)
         Accounts payable ..............................           5,206         2,156
         Deferred Frequent Flyer partner revenue .......             567           849
         Accrued liabilities ...........................          (2,250)        6,763
         Air traffic liability .........................           8,673        13,598
                                                                --------      --------
     Net cash provided by operating activities .........          26,312        50,447
                                                                --------      --------

Investing activities:
         Capital expenditures ..........................         (57,884)      (39,902)
         Purchase deposits on flight equipment .........          (1,600)         (450)
         Proceeds from sale of property and equipment ..               7           282
         Other - net ...................................            (238)         (662)
                                                                --------      --------
     Net cash (used in) investing activities ...........         (59,715)      (40,732)
                                                                --------      --------

Financing activities:
         Proceeds from sale and leaseback transactions .          10,500          --
         Proceeds from debt financing ..................          18,000          --
         Proceeds from aircraft financing ..............          35,080          --
         Other - net ...................................           2,932        (1,644)
                                                                --------      --------
     Net cash provided by (used in) financing activities          66,512        (1,644)
                                                                --------      --------

Net increase in cash and cash equivalents ..............          33,109         8,071
Cash and cash equivalents, beginning of period .........          15,703        16,049
                                                                --------      --------
Cash and cash equivalents, end of period ...............        $ 48,812      $ 24,120
                                                                ========      ========

Supplemental cash flow information:
   Cash paid for:
     Income taxes ......................................        $    129      $  1,569
     Interest ..........................................        $    852      $    196

                  See notes to condensed financial statements.

                         Midwest Express Holdings, Inc.
         Unaudited Notes to Condensed Consolidated Financial Statements

1.       Business and Basis of Presentation

         The condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

2.       Impact of September 11 Terrorist Attacks

         The Company was severely impacted by the terrorist attacks of September 11, 2001. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 1,000 Midwest Express and Astral flights. The Company estimates that the events of September 11 negatively impacted operating income in third quarter 2001 by approximately $9.4 million. This resulted from a combination of lost revenue from canceled flights and lower load factors and revenue yield on flights operated, and costs incurred during the temporary shutdown.

         The Air Transportation Safety and System Stabilization Act (the Act) was implemented by the federal government to help airlines offset the impact of the events of September 11. The intent of the Act is to preserve the continued viability of the U.S. air transportation system. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs. The $4.5 billion grant provided assistance for direct losses incurred as a result of the temporary shut down of the air transportation system and for incremental losses incurred through year end as a direct result of the terrorist attacks. The loan guarantees will be made to air carriers for which credit is not reasonably available and the guarantees are subject to certain conditions. Pursuant to the Act, the federal government has the authority to guarantee credit instruments issued by air carriers in an amount up to $10 billion. The Act allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. Insurance assistance is being provided by the federal government because, as a result of September 11, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for war-risk coverage. In addition, the insurance carriers have significantly increased the premiums for this coverage as well as for aviation insurance in general. The Act mitigated the immediate effects of these changes in the aviation insurance market. In addition, the federal government has issued war-risk coverage to U.S. air carriers for renewable 30-day periods.

         The Company recorded as non-operating income $8.3 million in third quarter 2001 associated with the receipt of funds from this legislation; this is about half of what the Company expects to receive. The Company is planning to apply for loan guarantees provided for in this legislation in the first quarter 2002, and is currently evaluating various uses for the funds the Company might borrow with the benefit of these guarantees.

         The Act extended the due dates for excise and payroll tax deposits, and provides that any airline-related deposit required after September 10, 2001 and before November 15, 2001 will be treated as timely if the deposit is made on or before November 15, 2001. The Treasury Department is granted authority to extend the due date until January 15, 2002. At September 30, 2001, the Company had $4.8 million in deferred tax deposits.

3.       Cumulative Effect of Accounting Changes

         Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of accounting principles generally accepted in the United States to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. In the first quarter 2000, the Company recorded an unfavorable adjustment of $7.8 million, net of tax, for the cumulative effect of the change for prior years. The Company believes the new method appropriately matches revenues with services in the period in which services are actually provided.

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

4.       New Accounting Standards

         The Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. As of September 30, 2001, the Company had no derivative instruments.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will be effective for the Company on January 1, 2002, and will supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to be Disposed of." Under SFAS No. 121, impairment is measured based on the excess of the balance of assets after the expected future operating cash flows on a discounted basis. SFAS No. 144 requires the use of probability-weighted discounted cash flows when making this comparison when more than one probable outcome exists. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment. The Company has not completed its assessment of the impact of SFAS No. 144 on its consolidated financial statements.

5.       Impairment Charge

         During the second quarter 2001, the Company decided to accelerate the retirement of eight Midwest Express DC-9-10 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flow would be less than their carrying amount, resulting in an impairment as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

6.       Restructuring Charge

         During second quarter 2001, the Company recorded pre-tax charges of $1.1 million related to a workforce reduction program. Approximately 250 full-time equivalent positions were eliminated throughout the Company. The $1.1 million charge includes salaries, wages and benefits, legal costs, severance costs and outplacement services.

7.       Credit Facility

         In the third quarter, the Company completed negotiations on a $55.0 million secured bank credit facility. The 364-day agreement is secured by previously unencumbered assets of the Company, requires quarterly measurement of certain financial covenants, and includes higher fees and borrowing costs. The interest rate on borrowings under the facility will be LIBOR plus 250 basis points, representing an increase relative to the rate of LIBOR plus 50 basis points under the prior facility. As of September 30, 2001, the Company had borrowings totaling $38.0 million. The credit agreement also supports outstanding letters of credit totaling approximately $17.0 million, which reduces the amount of available credit. The letters of credit are used to support financing of the Company's maintenance facilities and for other purposes.

8.       Settlement of Pending Arbitration

         Astral currently operates eight 32-passenger Fairchild Dornier 328JET regional jets. In September 2001 the Company settled its pending arbitration with Fairchild Dornier GmbH over the cancellation of the Dornier 428JET program. The Company will report gains on the settlement as, and when, Astral receives the benefits from the settlement. As a result of the settlement, Astral intends to retain its existing fleet of 328JETs and take delivery of four more 328JET aircraft to be received in January, March, October and December 2002.

9.       Segment Reporting

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

                                        Segment Reporting

                        Three Months Ended September 30, 2001 (unaudited)

                                                        Midwest Express       Astral      Elimination    Consolidation

Operating revenues .....................................     $  93,637      $  16,756      ($  1,302)     $ 109,091
Operating (loss) .......................................       (10,269)        (2,255)          --          (12,524)
Depreciation and amortization ..........................         4,577            789           --            5,366
Interest income ........................................           529           --             (252)           277
Interest expense .......................................          (871)          (252)           252           (871)
(Loss) before income tax (credit) ......................        (3,095)        (1,768)          --           (4,863)
(Credit) for income taxes ..............................        (1,145)          (654)          --           (1,799)
Total assets ...........................................       343,537         54,986        (35,590)       362,933
Capital expenditures ...................................     $   5,534      $     357      $    --        $   5,891

                    Three Months Ended September 30, 2000 (unaudited)

                                                        Midwest Express       Astral      Elimination    Consolidation

Operating revenues .....................................     $ 112,583      $  15,653      ($  1,209)     $ 127,027
Operating income (loss) ................................         7,055           (584)          --            6,471
Depreciation and amortization ..........................         3,897            348           --            4,245
Interest income ........................................           471            167           (167)           471
Interest expense .......................................          (232)          --              167            (65)
Income (loss) before income
 tax provision (credit) ................................         7,273           (416)          --            6,857
Provision (credit) for
 income taxes ..........................................         2,694           (154)          --            2,540
Total assets ...........................................       281,662         25,592        (11,202)       296,052
Capital expenditures ...................................     $  17,863      $     540           $---      $  18,403

                     Nine Months Ended September 30, 2001 (unaudited)

                                                        Midwest Express       Astral      Elimination    Consolidation

Operating revenues .....................................     $ 315,118      $  52,489      ($  4,088)     $ 363,519
Operating (loss) .......................................       (23,526)        (3,899)          --          (27,425)
Depreciation and amortization ..........................        13,611          1,986           --           15,597
Interest income ........................................         1,353           --             (601)           752
Interest expense .......................................        (1,924)          (601)           601         (1,924)
(Loss) before income tax (credit) ......................       (16,603)        (3,761)          --          (20,364)
(Credit) for income taxes ..............................        (6,143)        (1,391)          --           (7,534)
Total assets ...........................................       343,537         54,986        (35,590)       362,933
Capital expenditures ...................................     $  35,693      $  22,191      $    --        $  57,884

                     Nine Months Ended September 30, 2000 (unaudited)

                                                        Midwest Express       Astral      Elimination    Consolidation

Operating revenues .....................................     $ 318,202      $  44,627      ($  3,220)     $ 359,609
Operating income (loss) ................................        19,153         (1,904)          --           17,249
Depreciation and amortization ..........................        11,246            999           --           12,245
Interest income ........................................         1,437            485           (485)         1,437
Interest expense .......................................          (681)          --              485           (196)
Income (loss) before income tax provision (credit)
     and cumulative effect .............................        19,814         (1,419)          --           18,395
Provision (credit) for income taxes ....................         7,331           (530)          --            6,801
Cumulative effect of accounting
    changes, net .......................................        (4,713)          --             --           (4,713)
Total assets ...........................................       281,662         25,592        (11,202)       296,052
Capital expenditures ...................................     $  38,084      $   1,818           $---      $  39,902


Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations
Overview
The Company's 2001 third quarter operating loss was $(12.5) million, a decrease of $19.0 million from the third quarter 2000 operating income of $6.5 million. Net loss for the quarter was $(3.1) million, which was a $7.4 million decrease from third quarter 2000 net income of $4.3 million. For the first nine months of 2001, operating loss was $(27.4) million, a decrease of $44.6 million from 2000 operating income of $17.2 million. Year-to-date net income decreased from $6.9 million in 2000 to a net loss of $(12.8) million in 2001. Year-to-date diluted loss per share in 2001 was $(.93); 2000 net income per diluted share was $0.49. Third quarter diluted loss per share in 2001 was $(.22); 2000 net income per diluted share was $0.31.

The Company's third quarter financial results were significantly impacted by the terrorist attacks on the United States on September 11, 2001. Following the attacks, the nation's air transportation system was temporarily shut down, resulting in the cancellation of more than 1,000 Midwest Express and Astral flights. Following the resumption of service, travel demand declined dramatically and the Company decreased scheduled service resulting in the cancellation of 1,000 additional flights in the quarter. Furthermore, Ronald Reagan Washington National Airport was not reopened after the system shut down and remained closed during September. Approximately 10% of the Company's capacity is associated with flights to and from this airport, which significantly reduced revenue. Flights to Washington National from Milwaukee resumed on October 26 and from Kansas City on November 1. Authorization to resume flights from Omaha, Nebraska and Grand Rapids, Michigan has not yet been received. In addition, the airline industry has incurred, and will continue to face, increased costs related to implementing enhanced security measures and aviation-related insurance.

The Company estimates that the events of September 11 negatively impacted operating income in the third quarter by approximately $9.4 million. This resulted from a combination of lost revenue from both canceled flights and lower load factors and revenue yield on flights operated, and costs incurred during the temporary shutdown.

To support the airline industry, the federal government has implemented the Air Transportation Safety and System Stabilization Act (the Act). This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs. The Company recorded as non-operating income $8.3 million in the third quarter associated with the grant piece of the legislation. The Company expects to receive an aggregate of approximately $8.3 million of additional grant funds in the fourth and first quarters. Pursuant to the Act, the federal government has the authority to guarantee credit instruments issued by air carriers in an amount up to $10 billion. The Act allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. The Company is planning to apply for loan guarantees provided for in the legislation in the first quarter 2002, and is currently evaluating various uses for the funds the Company might borrow with the benefit of these guarantees. There is no certainty that an airline's loan guarantee application will be accepted.

In addition, the Act extended the due dates for excise and payroll tax deposits, and provides that any airline-related deposit required after September 10, 2001 and before November 15, 2001 will be treated as timely if the deposit is made on or before November 15, 2001. The Treasury Department is granted authority to extend the due date until January 15, 2002. At September 30, 2001, the Company had $4.8 million in deferred tax deposits.

The Company's total revenue in the third quarter 2001 decreased $17.9 million, or 14.1%, from third quarter 2000 to $109.1 million. The decrease in revenue was primarily attributable to a 5.2% decrease in passenger volume, as measured by scheduled service revenue passenger miles ("RPMs"), combined with a 10.7% decrease in revenue yield. The Company experienced a substantial decline in high-yield business travel in the quarter caused by the slowing economy. This problem was compounded by the substantial decline in leisure travel following September 11.

Capacity, as measured by scheduled service available seat miles ("ASMs"), increased 4.6% in third quarter 2001. Capacity at Midwest Express increased 3.0% and capacity at Astral increased 25.7%. Astral operated three more regional jets than in the prior year. Capacity was significantly impacted by flight cancellations in the third quarter, primarily due to the September 11 tragedy. In the third quarter Midwest Express cancelled 1,318 flights (10.2%) and Astral canceled 1,184 flights (8.2%).

The Company's operating costs increased by $1.1 million, or 0.9%, in the third quarter 2001 to $121.6 million. Unit costs decreased at Midwest Express 3.9% and at Astral 6.9% in the quarter. Lower fuel prices were a leading component of the cost reduction, as into-plane fuel prices declined 13(cent) per gallon from the third quarter 2000. The Company also realized savings from cost reduction plans implemented earlier in the year. Costs were unfavorably impacted by the retirement of one DC-9-10 aircraft ($0.5 million) and favorably impacted by legislation in the State of Wisconsin that exempted hub airlines from property tax ($1.0 million).

Year-to-date operating costs increased $48.6 million. In second quarter 2001 the Company recorded an $8.8 million impairment charge associated with the write-down in carrying value of eight owned DC-9-10 aircraft that the Company intends to retire earlier than originally planned. Year-to-date unit costs increased 2.1% at Midwest Express, excluding the impairment charge, and decreased 6.7% at Astral Airlines.

The Company has implemented a number of programs to reduce costs because revenue will be depressed for an unknown time. The Company has implemented schedule changes that eliminated service, reduced flight frequency, and used smaller aircraft in some markets, and transitioned service from Midwest Express to Astral in some markets. The result of these schedule changes in the fourth quarter is a capacity reduction of about 20% compared to the pre-September 11 operations plan, and 13% from capacity in the fourth quarter 2000. Similar capacity reductions are expected in the first quarter 2002, although the Company plans to begin adding back some capacity beginning in mid-February subject to market conditions.

In addition, the Company furloughed employees in the third quarter to better align employee counts with the revised capacity. Approximately 550 full-time-equivalent employees will be furloughed by November 15: 450 at Midwest Express and 100 at Astral. Furthermore, a salary freeze was implemented for all employees, except pilots, whose wages are covered by contract. The Company has asked the pilots for similar wage concessions. The Company also temporarily suspended the Company's matching contributions to the 401(k) programs.

Other cost reductions include the implementation of a new commission structure for travel agents that caps commissions at lower levels, changes in the dining services program to enable compliance with new security directives and to provide for roundtrip catering on most flights (whereby meals are only loaded at the origin city of a roundtrip route, as opposed to loading the aircraft with meals at both cities in the route), and reduced advertising and promotion spending. The Company also dedicated one additional aircraft to its charter service program, where demand has increased since September 11. Additional detail on cost changes follows:

Operating Statistics
The following table provides selected operating statistics for Midwest Express and Astral.

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                       ---------------------------------------------------------
                                                         2001           2000             2001            2000
                                                         ----           ----             ----            ----
Midwest Express Operations
Origin & Destination Passengers                         495,807        544,491        1,590,561       1,543,692
Revenue Passenger Miles (000s)                          482,461        519,403        1,537,035       1,483,686
Scheduled Service Available Seat
     Miles (000s)                                       818,694        795,170        2,514,418       2,324,609
Total Available Seat Miles (000s)                       823,301        803,351        2,536,425       2,349,919
Load Factor (%)                                           58.9%          65.3%            61.1%           63.8%
Revenue Yield                                            $0.171         $0.196           $0.182          $0.192
Revenue per Schd. Svc. ASM (1)                           $0.105         $0.133           $0.116          $0.128
Total Cost per Total ASM (2)                             $0.126         $0.131           $0.130          $0.127
Average Passenger Trip Length (miles)                     973.1          953.9            966.3           961.1
Number of Flights                                        11,567         11,796           36,395          33,803
Into-plane Fuel Cost per Gallon                          $0.895         $1.024           $0.941          $0.941
Full-time Equivalent Employees at
     End of Period                                        2,704          2,752            2,704           2,752
Aircraft in Service at End of Period                         34             33               34              33

Astral Operations

Origin & Destination Passengers                         132,331        118,997          397,933         332,200
Revenue Passenger Miles (000s)                           38,314         30,170          113,067          83,399
Scheduled Service Available Seat
     Miles (000s)                                        79,592         63,320          237,030         182,442
Total Available Seat Miles (000s)                        79,627         63,341          237,079         182,488
Load Factor (%)                                           48.1%          47.6%            47.7%           45.7%
Revenue Yield                                            $0.436         $0.517           $0.463          $0.533
Revenue per Schd. Svc. ASM (1)                           $0.210         $0.247           $0.221          $0.244
Total Cost per Total ASM                                 $0.239         $0.256           $0.238          $0.255
Average Passenger Trip Length (miles)                     289.5          253.5            284.1           251.1
Number of Flights                                        13,326         13,057           41,058          38,145
Into-plane Fuel Cost per Gallon                          $0.991         $1.119           $1.022          $1.033
Full-time Equivalent Employees at
     End of Period                                          624            498              624             498
Aircraft in Service at End of Period                         23             20               23              20

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                         --------------------------------             -------------------------------
                                     2001                  2000                    2001                   2000
                                     ----                  ----                    ----                   ----
                                   Per Total    % of     Per Total    % of      Per Total      % of     Per Total     % of
                                      ASM      Revenue      ASM      Revenue       ASM       Revenue       ASM       Revenue
                                      ---      -------      ---      -------       ---       -------       ---       -------
Operating Revenues:
Passenger Service                     $0.110     91.1%      $0.136     92.4%        $0.119      91.1%      $0.130      91.7%
Cargo                                 $0.002      1.7%      $0.003      2.0%        $0.003       2.0%      $0.003       2.2%
Other                                 $0.009      7.2%      $0.008      5.6%        $0.009       6.9%      $0.009       6.1%
                                     -------    ------     -------    ------       -------     ------     -------     ------
Total Operating Revenues              $0.121    100.0%      $0.147    100.0%        $0.131     100.0%      $0.142     100.0%
                                     -------    ------     -------    ------       -------     ------     -------     ------

Salaries, wages and benefits          $0.047     39.1%      $0.045     31.1%        $0.046      35.4%      $0.044      31.1%
Aircraft fuel and oil                 $0.024     20.1%      $0.028     19.2%        $0.025      19.5%      $0.026      18.1%
Commissions                           $0.006      5.2%      $0.008      5.2%        $0.007       5.2%      $0.008       5.3%
Dining Services                       $0.008      6.4%      $0.008      5.3%        $0.008       5.7%      $0.007       5.2%
Station rental, landing, other fees   $0.010      7.9%      $0.010      6.5%        $0.010       7.7%      $0.010       7.0%
Aircraft maint., materials and
 repairs                              $0.014     11.3%      $0.014      9.9%        $0.015      11.5%      $0.015      10.9%
Depreciation and amortization         $0.006      4.9%      $0.005      3.3%        $0.006       4.3%      $0.005       3.4%
Aircraft rentals                      $0.007      5.7%      $0.007      4.8%        $0.007       5.0%      $0.007       5.1%
Asset Impairment Loss                 $0.000      0.0%      $0.000      0.0%        $0.003       2.4%      $0.000       0.0%
Other                                 $0.013     10.9%      $0.014      9.6%        $0.014      10.8%      $0.013       9.1%
                                     -------    ------     -------     -----       -------     ------     -------      -----
Total Operating Expenses:             $0.135    111.5%      $0.139     94.9%        $0.141     107.5%      $0.135      95.2%
                                     =======    ======     =======     =====       =======     ======     =======      =====

Total ASMs (000s)                    902,928               866,692               2,773,504              2,532,407

Note:  Numbers, percents and totals in this table may not be recalculated due to rounding.

               Three Months Ended September 30, 2001 Compared with
                      Three Months Ended September 30, 2000

Operating Revenues
Company operating revenues totaled $109.1 million in third quarter 2001, a $17.9 million, or 14.1%, decrease from third quarter 2000. Passenger revenues accounted for 91.1% of total revenues and decreased $18.0 million, or 15.3%, from third quarter 2000 to $99.4 million in third quarter 2001. This reduction is attributable to a 5.2% decrease in passenger volume, as measured by revenue passenger miles, in addition to a 10.7% decrease in revenue yield.

Midwest Express passenger revenue decreased $19.1 million, or 18.8%, from third quarter 2000 to $82.7 million in third quarter 2001. This reduction was in part due to an 8.9% decrease in origin and destination passengers. Revenue yield decreased 12.5% due to decreased business travel as a result of the slowing economy, increased competition in some markets, lower fares after September 11, as well as a substantial decline in leisure travel. Load factor decreased 6.4 points from third quarter 2000 to 58.9% as a result of declines in almost every market due to the combination of lower demand prior to September 11 and dramatically lower demand after September 11. Total capacity, as measured by scheduled service ASMs, increased 3.0%.

Astral passenger revenue increased $1.1 million, or 7.0%, from third quarter 2000 to $16.7 million in third quarter 2001. Total capacity increased 25.7% due to the addition of three new regional jets in scheduled service during third quarter 2001. Traffic, as measured by revenue passenger miles, increased 27.0%. Load factor increased from 47.6% in third quarter 2000 to 48.1% in third quarter 2001. Revenue yield decreased 15.7%, from $0.52 in third quarter 2000 to $0.44 in third quarter 2001, due to decreased business travel as a result of the slowing economy, a 14.2% increase in average trip length, a revised mix of longer flights with lower yields, and lower fares following September 11.

Revenue from cargo, charter and other services increased $0.2 million in third quarter 2001. This fluctuation was primarily attributable to $0.8 million increase in Frequent Flyer partnership programs and Frequent Flyer processing fees, and a $0.2 million increase in ticket exchange fees, offset by a $0.2 million decrease in charter revenue and a $0.6 million decrease in cargo revenue.

Operating Expenses
Third quarter 2001 operating expenses increased $1.1 million, or 0.9%, from third quarter 2000. The increase was primarily the result of higher labor costs and an increase in depreciation and amortization, offset by lower fuel costs and lower commissions. Cost per ASM decreased 3.9% at Midwest Express and decreased 6.9% at Astral in third quarter 2001. The Company's cost per total ASM decreased 3.2%, from 13.9(cent) in 2000 to 13.5(cent) in 2001.

Salaries, wages and benefits increased $3.2 million, or 8.0%, from third quarter 2000 to $42.6 million in third quarter 2001. Increased labor costs were primarily the result of an increase in pay scales for most customer service and maintenance employees at Midwest Express, effective in second quarter 2001. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. Also included in the increase is a one-time benefit cost of $0.2 million (pre-tax) for employees furloughed as of September 30, 2001. To better align the number of employees company-wide with revised capacity resulting from the September 11 tragedy, the Company plans to furlough a total of approximately 550 full-time-equivalent employees by November 15. Furthermore, in October 2001, the Company implemented a salary freeze for all employees, except pilots, whose wages are covered by contract. The Company has asked the pilots for similar wage concessions

Aircraft fuel and oil and associated taxes decreased $2.6 million, or 10.4%, in third quarter 2001; costs decreased 14.0% on a cost per ASM basis. Into-plane fuel decreased 12.3% per gallon, averaging 90.6(cent) per gallon in third quarter 2001 versus $1.03 per gallon in third quarter 2000, resulting in a $3.3 million favorable pre-tax price impact. Fuel consumption increased 2.0% in the quarter. The Company has not hedged prices for future fuel purchases. Fuel costs in October 2001 trended downward, averaging 84.4(cent) per gallon.

Commissions decreased $1.0 million in third quarter 2001, or 14.5%, from third quarter 2000 to $5.7 million. This category includes travel agent commissions and credit card commissions. The decrease was primarily due to a 15.3% decrease in passenger revenue. Commission costs decreased 17.9% on a cost per total ASM basis. On September 21, 2001, the Company implemented a new travel agent commission structure that caps commissions at lower levels.

Dining service costs increased $0.3 million in third quarter 2001, or 4.1%, from third quarter 2000 to $7.0 million. The increase was primarily due to a 12.5% increase in food and services prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) increased from $12.21 in third quarter 2000 to $13.74 for third quarter 2001. The price increase was offset by a 8.9% decrease in Midwest Express' origin and destination passengers.

Station rental, landing and other fees increased $0.3 million in third quarter 2001, or 4.2%, from third quarter 2000 to $8.6 million. Midwest Express operated 1.9% fewer flight segments and Astral operated 2.1% more flight segments, causing the increase.

Maintenance costs decreased by $0.3 million in third quarter 2001, or 2.2%, from third quarter 2000 to $12.3 million. Aircraft maintenance costs decreased 6.1% on a cost per total ASM basis. Costs at Midwest Express decreased $1.1 million, or 11.0%, in third quarter 2001 while costs at Astral increased $0.9 million, or 39.7%. The decrease at Midwest Express was primarily due to lower purchased maintenance costs, including reducing the number of contract maintenance employees by 34 from third quarter 2000 to third quarter 2001. Costs at Astral increased as a result of three additional regional jets entering scheduled service since third quarter 2000.

Depreciation and amortization increased $1.1 million in third quarter 2001, or 26.4%, from third quarter 2000 to $5.4 million. The increase was primarily the result of depreciation associated with two additional MD-80 aircraft and three regional jets placed in service since September 30, 2000.

Aircraft rental costs increased $0.2 million in third quarter 2001, or 3.3%, from third quarter 2000. The addition of one leased MD-80 aircraft was mostly offset by the reduction in lease costs for three DC-9 aircraft and five B-1900 aircraft due to lower interest rates.

Other operating expenses decreased $0.3 million in third quarter 2001, or 2.2%, from third quarter 2000 to $11.9 million. Other operating expenses consist of advertising and promotion, insurance, legal fees, property taxes, consulting services, crew hotel rooms, reservation fees, administration and other items. Third quarter 2001 expenses were favorably impacted by a $1.0 million property tax refund associated with the first six months of 2001, resulting from legislation in the State of Wisconsin that exempted hub airlines from property tax. Other operating costs included a $0.5 million loss on the retirement of one DC-9-10 in the third quarter; the aircraft was retired due to significantly reduced capacity following the decrease in demand after September 11. Other significant increases included higher legal fees, due primarily to the Fairchild Dornier dispute, and higher crew hotel room costs. On a cost per total ASM basis, these costs decreased 6.1%.

Other Income (Expense)
The Company recorded non-operating income of $8.3 million in the third quarter associated with federal government grant support. To support the airline industry, the federal government has implemented the Air Transportation Safety and System Stabilization Act. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs.

(Credit) Provision for Income Taxes
Income tax credit for the third quarter 2001 was $(1.8) million, a $4.3 million decrease from the 2000 provision of $2.5 million. The effective tax rates for the third quarter of 2001 and 2000 were 37.0%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net (Loss) Income
Net loss for the third quarter 2001 was $(3.1) million, which reflects a decrease in net income of $7.4 million from third quarter 2000 net income of $4.3 million. The net income (loss) margin decreased from 3.4% in third quarter 2000 to (2.8)% in third quarter 2001.


               Nine Months Ended September 30, 2001 Compared with
                      Nine Months Ended September 30, 2000

Operating Revenues
Company operating revenues totaled $363.5 million for the nine months ended September 30, 2001, a $3.9 million, or 1.1%, increase over the first nine months of 2000. Passenger revenues accounted for 91.1% of total revenues and increased $1.7 million, or 0.5%, from 2000 to $331.3 million. The increase was attributable to 5.3% increase in passenger volume, as measured by revenue passenger miles, offset by a 4.5% decrease in yield. Load factor decreased from 62.5% in 2000 to 60.0% in 2001.

Midwest Express passenger revenue decreased $6.2 million, or 2.2%, from 2000 to $279.0 million in 2001. Revenue yield decreased 5.6% due to decreased business travel as a result of the soft economy, and increased competition from low fare airlines in some markets. This decrease was offset by a 3.6% increase in passenger volume, as measured by revenue passenger miles. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 8.2% due to two additional aircraft in service during 2001. Load factor decreased 2.7 points from 63.8% in 2000 to 61.1% in 2001.

Astral passenger revenue increased by $7.9 million, or 17.8%, from 2000 to $52.3 million in 2001. Traffic increased 35.6% on a 29.9% increase in capacity due to three additional regional jets in service in 2001. Load factor increased from 45.7% in 2000 to 47.7% in 2001. Revenue yield decreased 13.1%, from $0.53 in 2000 to $0.46 in 2001, primarily due to new service in longer flight segments with lower-than-average system revenue yield.

The Company's revenue from cargo, charter and other services increased $2.2 million, or 7.3%, in 2001. This increase was primarily attributable to a $2.2 million increase in Frequent Flyer partnership programs and a $0.7 million increase in ticket exchange fees, offset by a $0.5 million decrease in charter revenue and a $0.7 million decrease in cargo revenue.

Operating Expenses
2001 operating expenses increased $48.6 million, or 14.2%, from 2000 to $390.9 million. The increase was due in part to an $8.8 million impairment charge associated with eight owned DC-9-10 aircraft. The Company intends to retire the aircraft earlier than originally planned; in fact, one DC-9-10 was retired in third quarter 2001. The increase was also caused by higher labor costs, increased fuel costs as well as cost increases in most other categories. The Company's cost per total ASM increased 4.3%, from 13.5(cent) in 2000 to 14.1(cent) in 2001.

Salaries, wages and benefits increased $16.8 million, or 15.0%, from 2000 to $128.5 million in 2001. The increase includes a $0.5 million restructuring charge related to a second quarter 2001 workforce reduction program that eliminated approximately 250 full-time equivalent positions throughout the Company and resulted in additional costs for severance pay. Increased labor costs were also the result of an increase in pay scales for most customer service and maintenance employees at Midwest Express. These rate adjustments were implemented in second quarter 2001 based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. On a cost per total ASM basis, labor costs increased 5.0% from 4.4(cent) in 2000 to 4.6(cent) in 2001.

Aircraft fuel and oil and associated taxes increased $5.4 million, or 8.3%, in 2001. Into-plane fuel prices averaged 95.0(cent) per gallon in 2001 versus 94.9(cent) per gallon in 2000, resulting in a $0.06 million unfavorable pre-tax price impact. Fuel consumption increased 8.2% in 2001 because of an increase in flight operations. The Company has not hedged prices for future fuel purchases.

Commissions were $19.0 million for both 2000 and 2001. On a cost per total ASM basis, commissions decreased 8.7% from 2000. This category includes travel agent commissions and credit card commissions.

Dining service costs increased $2.2 million, or 11.8%, from 2000 to $20.8 million in 2001. The increase was primarily due to a 6.0% increase in the Company's origin and destination passengers and increases in food prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) increased 7.0%, from $11.95 in 2000 to $12.79 in 2001.

Station rental, landing and other fees increased $2.8 million, or 11.1%, from 2000 to $28.1 million in 2001. The increase was caused by 7.7% more flight segments at Midwest Express and 7.6% more flight segments at Astral. On a cost per total ASM basis, these costs increased 1.5%.

Maintenance costs increased by $2.7 million, or 6.8%, from 2000 to $41.7 million in 2001. Part of the increase was caused by higher-than-expected costs associated with the conversion to a phased airframe maintenance program, whereby the Company divides major airframe maintenance events into smaller, more frequent events, and records airframe maintenance costs as they are incurred. Transitioning each aircraft to the new program required significant one-time airframe maintenance, resulting in higher costs and additional aircraft downtime. The increase was also due to higher-than-expected costs associated with outsourcing a large maintenance project, and a one-time cost to convert aircraft maintenance manuals to an online system. This increase was partially offset by a reduction of contracted maintenance employees in third quarter 2001. On a cost per total ASM basis, this category decreased by 2.5%.

Depreciation and amortization increased $3.4 million, or 27.4%, from 2000 to $15.6 million in 2001. The increase was the result of depreciation associated with two additional MD-80 aircraft, three regional jet aircraft placed in service since September 30, 2000, and other capital spending.

Aircraft rental costs were $18.3 million for 2000 and 2001. On a cost per total ASM basis, these costs decreased 8.6%.

An $8.8 million impairment charge was recorded in 2001 for eight company-owned DC-9-10 aircraft. During 2001, the Company decided to retire these aircraft earlier than originally planned; in fact, one DC-9-10 was retired in the third quarter 2001. In connection with this decision, the Company performed an evaluation, in accordance with SFAS No. 121, to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment as defined by SFAS No. 121. The original cost bases of these aircraft were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million impairment charge.

Other operating expenses increased $6.5 million, or 19.9%, from 2000 to $39.3 million in 2001. Other operating expenses consist of advertising and promotion, insurance, property taxes, legal fees, consulting services, crew hotel rooms, reservation fees, administration and other items. The increase was partially due to a nonrecurring $2.7 million favorable settlement in 2000 of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. Year to date 2001 expenses were favorably impacted by a $1.0 million property tax refund associated with the first six months of 2001, resulting from legislation in the State of Wisconsin that exempted hub airlines from property tax. Other operating costs included a $0.5 million loss on the retirement of one DC-9-10 in the third quarter; the aircraft was retired due to significantly reduced capacity after September 11. In addition, $1.0 million was incurred to subcontract charter services due to third-party damage to Midwest Express's charter aircraft in first quarter 2001. On a cost per total ASM basis, excluding the nonrecurring sales tax credit, these costs increased 1.2%.

Other Income (Expense)
The Company recorded non-operating income of $8.3 million in the third quarter associated with federal government grant support. To support the airline industry, the federal government has implemented the Air Transportation Safety and System Stabilization Act. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs.

(Credit) Provision for Income Taxes
Income tax expense for the first nine months of 2001 was a credit of $(7.5) million, a decrease of $14.3 million from the 2000 provision of $6.8 million. The effective tax rate for the first nine months of 2001 and 2000 was 37.0%.

Net (Loss) Income
Net loss for the first nine months of 2001 was $(12.8) million, which reflects a decrease in net income of $19.7 million from 2000 net income of $6.9 million. The net (loss) income margin decreased to (3.5%) in 2001 from 1.9% in 2000.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $48.8 million at September 30, 2001, compared with $15.7 million at December 31, 2000. The increased cash position was primarily generated from $10.5 million in proceeds associated with a sale/leaseback of an MD-80 aircraft, an $18.0 million draw on the Company's revolving bank credit facility and $7.5 million in grant money associated with the federal government's Air Transportation Safety and System Stabilization Act (additional grant money of $0.8 million was received in October).

Net cash provided by operating activities totaled $26.3 million for the nine months ended September 30, 2001. Net cash used in investing activities totaled $59.7 million, due to capital expenditures of $59.5 million, including $1.6 million of purchase deposits on flight equipment.

As of September 30, 2001, the Company has a working capital deficit of $64.5 million versus a $69.1 million deficit on December 31, 2000. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and the Frequent Flyer program liability. Because of this, the Company expects to operate at a working capital deficit.

In the third quarter, the Company completed negotiations on a $55.0 million secured bank credit facility. The 364-day agreement is secured by previously unencumbered assets of the Company, requires quarterly measurement of certain financial covenants, and includes higher fees and borrowing costs. The interest rate on borrowings under the facility will be LIBOR plus 250 basis points, representing an increase relative to the rate of LIBOR plus 50 basis points under the prior facility. As of September 30, 2001, the Company had borrowings totaling $38.0 million. The credit agreement also supports outstanding letters of credit totaling approximately $17.0 million, which reduces the amount of available credit. The letters of credit are used to support financing of the Company's maintenance facilities and for other purposes.

As of September 30, 2001, the Company was in compliance with the financial covenants contained in the credit agreement. However, it is likely that the Company may not be able to comply with the covenants as of December 31, 2001, unless the relevant banks agree to modify the covenants. If the Company is not able to comply with the covenants and the relevant banks do not agree to modify them, then the $55 million currently outstanding under the credit agreement could become due and payable in first quarter 2002.

Capital spending totaled $59.5 million for the nine months ended September 30, 2001. Capital expenditures consisted primarily of aircraft acquisition and refurbishment costs ($51.4 million), engine overhauls and spare parts. The Company anticipates fiscal year 2001 capital spending to be approximately $61.1 million, $53.0 million of which is associated with the acquisition and refurbishment of aircraft.

In July 2001, the Company completed a sale and leaseback of an MD-80 aircraft. The term of the operating lease is 10 years.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of September 30, 2001, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased in the third quarter.

In October 1998, Midwest Express took occupancy of a newly constructed maintenance facility that is leased from Milwaukee County and located at General Mitchell International Airport. To finance the $8.2 million project, the City of Milwaukee issued tax-exempt, variable-rate demand industrial development revenue bonds. The Company's variable lease payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term. The bonds are secured by a promissory note between Midwest Express and the City of Milwaukee, with further security provided by a letter of credit, pursuant to the Company's $55.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance facility currently under construction for Astral, located at General Mitchell International Airport in Milwaukee. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a promissory note between Midwest Express and the City of Milwaukee, with further security provided by a letter of credit, pursuant to the Company's $55.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

The Company believes its existing cash and cash equivalents, cash flow from operations, funds available from credit facilities, federal government grant money and funds available with the benefit of federal loan guarantees will be adequate to meet its current and anticipated working capital requirements, assuming no further material deterioration in general economic conditions or the airline industry in particular, no material adverse political developments or domestic events, no unsolvable bank covenant issues and no further material deterioration of the Company's performance.

However, two new aircraft programs (Embraer regional jets and Boeing 717) discussed in the Pending Developments section will require substantial long-term financing. Availability of this financing cannot be assured until the financing transactions are consummated close to the aircraft delivery dates. Consummation of financing will be subject to, among other things, general economic conditions and the Company's financial condition at the time.

                              Pending Developments

This Form 10-Q filing, particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs, competitive developments, interest rates and the meeting of certain financial covenants. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

Capacity Reduction - Due to the September 11 tragedy and its aftermath, the Company reduced its flight schedule to closer align with expected travel demand. Fourth quarter 2001 capacity is now expected to decline by about 20% from the pre-September 11 plan, and about 13% less than the prior year fourth quarter. Capacity in the first quarter 2002 will be similarly reduced. Flight schedules and aircraft utilization for the remainder of 2002 will depend on travel demand.

MD-80 Series Aircraft - The Company has two remaining owned MD-80 aircraft to place in service. One aircraft, which will complete the refurbishment process and be placed in service in November 2001, will be used to support an increase in aircraft charter operations. The refurbishment process for the last MD-80 aircraft has been temporarily suspended and will be completed after travel demand dictates the need for more capacity.

Boeing 717 Aircraft - In April 2001, the Company signed a memorandum of understanding for firm orders for 20 new Boeing 717 aircraft, with purchase rights for an additional 30 aircraft. The purchase agreement for the 717 aircraft was signed in September 2001. The Company expects the cost of the firm order to be $750 million plus an additional $14 million for seats, galleys and other equipment. Under the purchase agreement, delivery of the 20 aircraft is scheduled to begin in February 2003. These aircraft will be used to expand service in existing and new markets, and also eventually replace the DC-9 aircraft in the Midwest Express fleet. Acquisition of these aircraft is subject to receipt of financing, for which the Company is evaluating alternatives.

In October 2001, the Boeing Company publicly indicated that the Boeing 717 aircraft production line may be discontinued. The Company is in discussions with Boeing to determine the impact this may have and explore alternatives.

Regional Jet Aircraft - Astral currently operates eight 32-passenger Fairchild Dornier 328JET regional jets. In September 2001 the Company settled its pending arbitration with Fairchild Dornier GmbH over the cancellation of the Dornier 428JET program. The Company will report gains on the settlement as, and when, Astral receives the benefits from the settlement. As a result of the settlement, Astral intends to retain its existing fleet of 328JETs and take delivery of four more 328JET aircraft to be received in January, March, October and December 2002.

In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft, and in August 2001, the parties signed a purchase agreement relating to this order. The firm order is valued at $400 million. Under the purchase agreement, delivery of the 20 aircraft is scheduled to begin in January 2003. These aircraft will be used to expand service in existing and new Astral markets, and provide Astral with flexibility to serve markets with differing capacity demands. Acquisition of these aircraft is subject to receipt of adequate financing.

Insurance - Due to the events of September 11, aviation insurance carriers have significantly increased the premiums for aviation insurance as well as war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). Future premiums are expected to also be significantly higher.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board. Negotiations between the Company and AFA are currently in recess until first quarter 2002.

In June 2001, Astral pilots, represented by the Air Line Pilots Association ("ALPA"), a labor union in collective bargaining, began mediated negotiations. The Astral pilots' contract expires January 27, 2002.


Part I Item 3.

           Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since December 31, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Senior Secured Revolving Credit Agreement, dated as of August 31, 2001, among Midwest Express Holdings, Inc., the several lenders from time to time parties thereto and U.S. Bank National Association (d/b/a) Firstar Bank, N.A.


         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Midwest Express Holdings, Inc.



Date:    November 13, 2001             By /s/ Timothy E. Hoeksema
         ------------------               ------------------------------
                                       Timothy E. Hoeksema
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date:    November 13, 2001             By /s/ Robert S. Bahlman
         ------------------               ---------------------------------
                                       Robert S. Bahlman
                                       Senior Vice President and
                                       Chief Financial Officer