Form 10-K
period 2001-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 2002-03-26
CIK 948845

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from                      to
                                    --------------------    --------------------

     Commission file number                       1-13934
                                          -----------------------

                         MIDWEST EXPRESS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Wisconsin                                      39-1828757
-------------------------------             ------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, $.01 par value                   New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange
-------------------------------         ---------------------------------------
       (Title of class)                 (Names of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:         None
                                                              ----------------
                                                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X          No
                      ---------          --------

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting and nonvoting common equity held by nonaffiliates as of March 8, 2002: $266.9 million. As of March 8, 2002 there were 13,831,796 shares of Common Stock, $.01 par value, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 24, 2002 are incorporated by reference in Part III Items 10, 11 and 12.

                         MIDWEST EXPRESS HOLDINGS, INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 2001

                                TABLE OF CONTENTS


PART I                                                                      Page

Item 1.     Business                                                          1

Item 2.     Properties                                                       11

Item 3.     Legal Proceedings                                                13

Item 4.     Submission of Matters to a Vote of Security Holders              13

PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                              14

Item 6.     Selected Financial Data                                          15

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        17

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk       30

Item 8.     Financial Statements and Supplementary Data                      30

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         57

PART III

Item 10.    Directors and Executive Officers of the Registrant               58

Item 11.    Executive Compensation                                           58

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                       58

Item 13.    Certain Relationships and Related Transactions                   58

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                         58

SIGNATURES                                                                   59

EXHIBIT INDEX                                                                60

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. Statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected results due to factors that include but are not limited to uncertainties related to general economic factors, industry conditions, scheduling developments, government regulations, labor relations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs, competitive developments, interest rates, the meeting of certain financial covenants, potential aircraft incidents, terrorist attacks or fear of terrorist attacks, and other world events. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.


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

Midwest Express began commercial operations in June 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee's General Mitchell International Airport. Milwaukee, as Midwest Express' original base of operations, has been the main focus of its route structure. Midwest Express established Omaha as its second base of operations in May 1994, and established Kansas City as its third base of operations in September 2000.

Astral Aviation, Inc. ("Astral"), a wholly owned subsidiary of Midwest Express, d/b/a Skyway Airlines, The Midwest Express Connection, began operations in early 1994 by taking over routes that Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Express. Under the agreement, Mesa operated the system beginning in 1989 as "Skyway Airlines" using Midwest Express' airline code.

On September 27, 1995, the stock of Midwest Express was transferred to Midwest Express Holdings, Inc. in connection with the initial public offering ("Offering") by Kimberly-Clark of shares of common stock of Midwest Express Holdings, Inc. Following the Offering, Kimberly-Clark retained 20% of the shares of outstanding common stock of the Company, which it subsequently sold in a secondary public offering consummated on May 23, 1996. As used herein, unless the context otherwise requires, the "Company" refers to Midwest Express Holdings, Inc. and its respective predecessors, including Midwest Express Airlines, Inc. when operated as a subsidiary of Kimberly-Clark.

Corporate Structure

The Company and Midwest Express have their principal executive offices in Oak Creek, Wisconsin. Both entities are Wisconsin corporations. As described above, Midwest Express has one operating airline subsidiary, Astral. In addition to Astral, Midwest Express has the following subsidiaries:

     o Midwest Express Services - Omaha, Inc., a Nebraska corporation, was established as a profit center to better track revenues and costs generated at the Omaha station. Revenue is generated from aircraft turn costs charged to Midwest Express and Astral, and from aircraft ground handling and freight handling contracts for other airlines in Omaha.

     o YX Properties, LLC, is a wholly owned subsidiary of Midwest Express Services - Omaha, Inc. This Nebraska limited liability company owns all of the intellectual and intangible property of Midwest Express and Astral, such as airport slots, trademarks and certain proprietary training material and copyrights. YX Properties licenses this intellectual and intangible property to Midwest Express and Astral. These airport slots, trademarks, copyrights and other intellectual property rights are important to the business, but no single airport slot, trademark, copyright or other intellectual property right is material to the business as a whole.

     o Midwest Express Services - Kansas City, Inc., a Missouri corporation, was established as a profit center to better track revenues and costs generated at the Kansas City station. Revenue is generated from aircraft turn costs charged to Midwest Express and Astral and from airport ground handling contracts for other airlines in Kansas City.

Route Structure and Scheduling

Bases of Operation

Midwest Express currently has three bases of operations - Milwaukee, Omaha and Kansas City. As of December 31, 2001, Midwest Express served 26 cities and was the only carrier providing nonstop service between Milwaukee and more than 75% of its core jet routes. Although nine other jet airlines serve Milwaukee's airport, these carriers generally provide nonstop flights only between Milwaukee and their respective hubs.

From Omaha, Midwest Express provides nonstop service to Milwaukee, Kansas City, Newark, Ronald Reagan Washington National ("Washington National") and Orlando (weekends). Passengers in Omaha can travel to most other cities in the Midwest Express and Astral route systems via connections in Milwaukee. Although 10 other jet airlines serve Omaha's airport, these carriers (other than Southwest Airlines) generally provide nonstop flights only between Omaha and their respective hubs.

From Kansas City, Midwest Express provides nonstop service to Milwaukee, Atlanta, Boston, Des Moines, New Orleans, New York La Guardia, Omaha, San Antonio, Washington Dulles International ("Washington Dulles") and Washington National. Passengers in Kansas City can travel to most other cities throughout the route systems of Midwest Express and Astral via connections through Milwaukee. Twelve other jet airlines serve Kansas City's airport.

Astral Operations

Although Astral's operation is independent from Midwest Express - including separate pilot, flight attendant, aircraft maintenance and customer service personnel - Midwest Express coordinates Astral's routes and schedules to complement Midwest Express service by providing passengers on short-haul, low-density routes the ability to connect to Midwest Express flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Astral also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be consistent demand for air service even though there is no Milwaukee connection. As of December 31, 2001, Astral offered flights in 27 markets.

Shortly after the terrorist attacks of September 11, the Company changed from DC-9 jet service to 32-seat regional jet service on some flights serving Appleton, Madison, Hartford and Raleigh-Durham, which allowed for the continuation of jet service with significantly reduced passenger loads. In first quarter 2002, three of the four cities reverted back primarily to DC-9 jet service, while Raleigh-Durham continues to be operated by Astral.

Business Environment

The terrorist attacks of September 11 had a significant adverse impact on the operating environment of U.S. commercial aviation. Additional terrorist attacks, or fear of terrorist attacks, even if not made directly on the Company or the airline industry, may have a significant adverse impact on the Company. Changes related to terrorism that impact the Company's business include: added operating and airport security regulations, other additional regulatory requirements, increased insurance costs, restrictive capital and lending markets, and changes in the competitive landscape. The Company continues to assimilate the new requirements in the impacted areas of the business, but the basic nature of the Company's business and product remains the same.

Customer Service

Overall

Midwest Express caters primarily to business travelers and higher yield leisure travelers by providing a travel experience that includes both premium tangible amenities and a higher level of customer service at competitive fares. The tangible amenities include two-across wide leather seats, quality food served on china, complimentary wine or champagne, and baked-onboard chocolate chip cookies on select flights. The service includes personal attention by Midwest Express employees at each phase of the travel experience. Midwest Express has consistently been recognized as the best U.S. airline by travel publications and frequent flyer surveys, including Conde Nast Traveler and the Zagat Airline Survey.

Premium Seating

Each Midwest Express aircraft is configured with two leather-covered seats on each side of the aisle that are larger than coach seats on most other airlines (21 inches wide at the seat cushion, compared to standard coach seats that are 17 to 18 inches wide). The pitch between seats is 33 to 34 inches, compared to standard coach pitch, which averages about 31 inches. There are no middle seats. The number of seats in each aircraft is about 20% less than the number of seats that major airlines typically install in the same type of aircraft.

Dining Services

Onboard meal service is a key part of the Company's strategy and brand definition. Meal service is offered on most Midwest Express flights and on select Astral regional jet flights. The high quality of Midwest Express cuisine has been recognized repeatedly in customer surveys. Midwest Express offers complimentary champagne on breakfast flights and complimentary wine on other flights. Midwest Express spends more than twice as much per revenue passenger meal than the industry average for major carriers.

Fare Pricing and Revenue Management

Airlines generally offer a range of fares that are distinguished by restrictions on use, such as the time of day and day of the week, length of stay, and minimum advance booking period. Midwest Express and Astral generally offer the same range of fares that their competitors offer, although there are exceptions in particular markets, where Midwest Express will discount certain categories of fares or charge a premium compared to its competitors.

The number of seats an airline offers in each fare category is also an important factor in pricing. Midwest Express monitors the inventory and pricing of available seats with a computer-assisted revenue management system. The system enables Midwest Express' revenue management analysts to examine Midwest Express and Astral's historical demand, and increases the analysts' opportunity to establish the optimal allocation of the number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and actual booking levels, with the objective of maximizing revenues by optimizing the number of passengers and the fares paid on future flights.

Marketing

Travel Agency Relationships and Ticket Sales

During 2001 Midwest Express sold approximately 60% of its tickets through travel agents compared to 75% in 2000. This decrease represents more ticket sales in 2001 than in 2000 from direct sales via the Company's reservation centers, Web site and ticket counters. The Company has in place a per-transaction cap on travel agent commissions; on September 21, 2001, it lowered these caps to $10 for a one-way ticket and $20 per roundtrip ticket. The caps are applied on a base commission of 5% - a commission structure similar to that of most other airlines.

The Company maintains its own reservations center at its headquarters in Milwaukee and a second call center in Kansas City. Like many travel agencies, the Company's reservation centers provide airline information, make reservations and sell tickets for Midwest Express and Astral flights through a computer reservation system . In first quarter 2002, the Company entered into a five-year contract extension to use SABRE's computer reservation system.

Frequent Flyer Program

The Company operates a Frequent Flyer program (the "Frequent Flyer program") under which mileage credits are earned by flying on Midwest Express, Astral or other participating airlines (Frontier, Virgin Atlantic and Northwest) and by using the services of participating hotels (Hilton, Hyatt, Loews, Radisson, Raffles, Baymont, Swissotel and Wyndham), car rental firms (Avis, Hertz and National), Sprint telecommunications, Midwest Express MasterCard(R) and other program partners. Members can redeem Frequent Flyer program miles for travel on Midwest Express or Astral, or other participating airlines. In addition to free travel, miles can be redeemed at participating hotels, car rental firms and other program partners. The program is designed to enhance customer loyalty, and thereby retain and increase the business of frequent travelers by offering incentives for their continued patronage. In addition to the Frequent Flyer program, the Company also offers the Frequent Flyer Plus program, which provides additional benefits and rewards to members flying at least 20,000 miles or 25 one-way trips in a calendar year.

The Company's Frequent Flyer program includes a marketing agreement whereby members in Northwest Airlines' WorldPerks Frequent Flyer program and the Midwest Express Frequent Flyer program maintain their separate accounts, but can redeem award travel on either carrier. The Company also offers the Midwest Express MasterCard Program in conjunction with Elan Financial Services ("Elan"). The program allows Midwest Express to offer a co-branded credit card to induce cardholders to become Frequent Flyers. The Company generates income by selling Frequent Flyer program miles to Elan, which in turn awards the miles to cardholders for purchases made with their credit cards. The Company has decided to transition the co-branded credit card program to Juniper Bank in 2002.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue and accrued all incremental costs from Frequent Flyer miles sold to partners when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer program mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer program mileage credits is deferred and recognized when transportation is provided to the passenger. The Company believes the new method appropriately matches revenues with the period in which services are provided.

As of year-end 2001 and 2000, the Company had approximately 1,442,000 and 1,308,000 members enrolled in its Frequent Flyer program, respectively. The Company estimates that as of December 31, 2001 and 2000, the total available awards under the Frequent Flyer program were 161,000 and 143,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 74,000 and 61,000 during 2001 and 2000, respectively. Free travel awards accounted for approximately 6% of the Company's total revenue passenger miles during 2001. Because Midwest Express controls the number of seats available for free travel on each flight, it does not believe that the use of Frequent Flyer program awards results in a significant displacement of revenue passengers.

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

The Company accounts for its Frequent Flyer program obligations for travel miles on the accrual basis using the incremental cost method. This method requires accrual of the average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost includes the cost of meals, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The accrual is based on estimated redemption percentages applied to actual mileage recorded in members' accounts. For purposes of calculating the Frequent Flyer program accrual, the Company anticipates that approximately 72% of outstanding awards will be redeemed.


Codesharing Agreements

In 2001, Midwest Express continued a one-year renewable codeshare agreement with American Eagle that was originally established in 1998. Under the agreement, Midwest Express provides passengers with jet service to Los Angeles, Dallas/Ft. Worth and Boston. As of December 31, 2001, American Eagle provided passengers with connecting service from Los Angeles to six cities in California, from Dallas/Ft. Worth to 27 cities in the southern and south central United States, and from Boston to eight cities in the northeast. Both the Midwest Express and American Eagle segments are designated in computer reservation systems with the Midwest Express airline code.

Effective March 2001, Midwest Express entered into a five-year codeshare agreement with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and select Midwestern cities. As of December 31, 2001, Midwest Express provided passengers with jet service to Kansas City and Air Midwest provided passengers with connecting service from Kansas City to 15 Midwestern cities. Both the Midwest Express and Air Midwest segments are designated in the computer reservation systems with the Midwest Express airline code.

Related Business

The Company also offers ancillary airline services directly to customers, including freight services and aircraft charters. The freight business consists of transporting cargo, United States mail and counter-to-counter packages on regular passenger flights.

Midwest Express operates a DC-9-30 jet aircraft configured specifically for the purpose of providing charter services; in addition, in third quarter 2001 an MD-80 series aircraft was allocated for charter use. The primary customers of aircraft charter services are athletic teams, business groups and tour operators.

The Company also generates revenue from inflight sales, from providing aircraft ground handling and aircraft maintenance services for other airlines, and from miscellaneous other services.

Competition

The Company competes with other air carriers on all routes it serves. Many of the Company's competitors have elaborate route structures that transport passengers to their hub airports for transfer to many destinations, including those served by Midwest Express and Astral. Some competitors offer flights from cities served by Midwest Express to more than one of their hub airports, permitting them to compete in the Company's markets by offering multiple routings. For many markets that Midwest Express serves from Milwaukee, Omaha and Kansas City, the competition does not provide nonstop service, but that condition could change. In some markets, Midwest Express and Astral also compete against ground transportation.

The Company competes by offering premium airline services at competitive fares. The Company accomplishes this by (i) carefully selecting markets, (ii) seeking to generate premium yields through its service-oriented philosophy and rigorous yield management, and (iii) operating in a cost efficient manner with comprehensive service. The Company believes its efforts to identify favorable markets and provide premium nonstop service enable the Company to generate a high degree of loyalty among its passengers and to attract a larger percentage of business travelers on its flights than higher volume carriers.

The Company has the largest market share of passengers in Milwaukee. In 2001, the Company carried 36% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second-largest share, carried 19%. In 2001, Midwest Express carried 6% of the passengers boarded in Omaha, compared with 19% carried by United Airlines and 18% by Southwest Airlines - the carriers with the two largest market shares in Omaha. In 2001, Midwest Express carried 4% of the passengers boarded in Kansas City, compared with 30% carried by Southwest Airlines and 10% by Delta - the carriers with the two largest market shares in Kansas City.

In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower-cost alternatives to air travel. General economic conditions and the effects of September 11 attacks may also increase competition from these sources.

Employees

As of December 31, 2001, Midwest Express had 2,593 employees (476 of whom were part-time and 43 of whom were intermittents) and Astral had 592 employees (161 of whom were part-time). The categories of employees were as indicated in the following table:

                                      Employees as of December 31, 2001
                                      ---------------------------------
      Employee Categories              Midwest Express         Astral
      -------------------              ---------------         ------
      Flight Operations                       377                190
      Inflight                                368                 45
      Passenger Services                      741                228
      Maintenance                             522                 71
      Reservations and Marketing              366                  -
      Accounting and Finance                   92                  5
      Administrative                          127                 53
                                           ------               ----
      Total                                 2,593                592
                                           ======               ====

The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest Express and Astral's fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables the Company to schedule employees when they are needed. Part-time employees are eligible for most of the Company's benefits programs, subject to certain restrictions and co-pay requirements, because doing so enables the Company to attract quality employees and reinforces the value the Company places on part-time employees.

Labor Relations

Midwest Express pilots are represented by the Air Line Pilots Association ("ALPA"), a labor union, for representation in collective bargaining. In February 2000, Midwest Express pilots ratified a five-year labor contract.

In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for the purpose of representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board ("NMB"). In February 2002, AFA requested to be released from mediation by the NMB. The NMB is currently evaluating AFA's request for a release and will meet with both parties in late March 2002 and early April 2002 before deciding whether to continue negotiations, proffer arbitration to both parties, or recess the case without a release. If the NMB decides to proffer arbitration and either side rejects binding arbitration, the parties will be released into a 30-day cooling off period.

Astral's pilots are represented by ALPA for purposes of collective bargaining. The current four-year contract expired in January 2002. The Company and ALPA are currently in negotiations for a new contract. Regulation

General

The Department of Transportation ("DOT") has the authority to regulate economic issues affecting air service including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, computer reservation systems, and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It is also authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act ("ATSA") of November 2001. ATSA created the Transportation Security Administration, an agency within the DOT, to oversee, among other things, aviation and airport security. The act provided for the federalization of airport passenger, baggage, cargo, mail, employee and vendor screening processes. The act also enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel, and enhanced airport perimeter access, among other security measures. The act also requires that all checked baggage be screened by explosive detection systems by December 31, 2002. The Company is actively involved in the industry's efforts to work with the DOT to ensure compliance with the act. This act will result in increased costs, and may result in delays and service disruption. Effective February 1, 2002, ATSA imposed a $2.50 per enplanement security fee (subject to a $5.00 per one-way trip cap). This fee is collected by air carriers and remitted to the government for payment for enhanced security.

The Federal Aviation Administration ("FAA") regulates the Company's aircraft maintenance and operations, including flight operations, flight equipment, aircraft noise, ground facilities, dispatch, communications, training, security, weather observation, flight and duty time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

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

Maintenance

In compliance with FAA regulations, the Company's aircraft are subject to many different levels of maintenance or "checks," and periodically go through complete overhauls. The FAA monitors maintenance efforts with FAA representatives typically on site.

Slots

The FAA's regulations currently permit the buying, selling, trading and leasing of certain airline slots at Chicago's O'Hare, New York's La Guardia and Kennedy International, and Washington National airports. A slot is an authorization to schedule a takeoff or landing at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disallow any such transfer.

The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, the slot regulations provide that the FAA may withdraw slots at any time and without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation). The Company's ability to increase its level of operations at these airports is affected by the number of slots available for takeoffs and landings.

Aircraft Fuel

Because fuel costs constitute a significant portion of the Company's operating costs (approximately 18% and 20% in 2001 and 2000, respectively), significant changes in fuel costs can materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of the Company's fleet. See "Item 2. Properties - Aircraft Equipment." The Company has periodically entered into short-term option cap agreements in an attempt to reduce its exposure to jet fuel price fluctuations. As of December 31, 2001, the Company has options to cap fuel prices in the first, second and third quarters 2002. These agreements cover 50% of anticipated first quarter 2002 needs, 25% of anticipated second quarter 2002 needs, and 10% of anticipated third quarter 2002 needs.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability, and workers' compensation.

As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for war-risk coverages (which include terrorism and hijacking). In addition, insurance companies have significantly increased the cost of this coverage, as well as aviation insurance in general. Given the substantial increase in insurance costs and reduced availability, the federal government provided insurance assistance under the Air Transportation Safety and System Stabilization Act. This assistance included reimbursement for insurance cost increases for 30 days after September 11, and the offering of FAA war-risk insurance coverage to provide excess coverage limits that are no longer available from the commercial insurance market at economically viable terms.

Commercial air carriers are required by the DOT to obtain appropriate aviation insurance coverage. The effects of September 11 insurance losses, additional terrorist acts or other unanticipated events could result in a future shortage of available aviation insurance. In the event of such a shortage, curtailment or discontinuation of scheduled service could result.

Seasonality

The Company's results of operations are impacted by the seasonality associated with the airline industry. Any interim period is not necessarily representative of results for the entire fiscal year. Generally quarterly operating income and; to a lesser extent, revenues tend to be lower in the first and fourth quarters.

Executive Officers of the Company

The executive officers and other officers of the Company as of March 8, 2002, together with their ages, positions and business experiences, are listed below:

NAME                      AGE    POSITION

Timothy E. Hoeksema        55    Chairman of the Board, President, Chief
                                 Executive Officer and Director

Robert S. Bahlman          43    Senior Vice President, Chief Financial Officer
                                 and Controller

David C. Reeve             56    Senior Vice President-Operations

Carol N. Skornicka         60    Senior Vice President-Corporate Development,
                                 General Counsel and Secretary

Christopher I. Stone       51    Senior Vice President-Human Resources

Thomas J. Vick             38    Senior Vice President and Chief Marketing
                                 Officer

William E. Brown           39    Vice President-Technical Services

Michael W. Mooney          47    Vice President-Planning and Pricing

Dennis J. O'Reilly         46    Treasurer and Director of Investor Relations

Clifford C. Van Leuven     46    Vice President-Customer Service

Christopher D. White       39    Vice President-Safety and Regulatory Compliance


Timothy E. Hoeksema, has been a Director, Chairman of the Board, President and Chief Executive Officer of the Company since 1983.

Robert S. Bahlman has served as the Senior Vice President, Chief Financial Officer and Controller since 1999. Mr. Bahlman served as Senior Vice President, Chief Financial Officer, Treasurer and Controller from 1998 to 1999; as Vice President, Chief Financial Officer, Treasurer and Controller from 1996 to 1998; as Controller from 1995 to 1996.

David C. Reeve has served as Senior Vice President of Operations of Midwest Express since 1998. He served as President of Astral from 1997 to 2000, and has served as Chairman of the Board at Astral since 1999. Before joining the Company, Mr. Reeve was Director of Flight Operations for DHL Airways from 1991 to 1997.

Carol N. Skornicka has served as Senior Vice President of Corporate Development, Secretary and General Counsel since 1998. Ms. Skornicka served as Vice President, General Counsel and Secretary from 1996 to 1998.

Christopher I. Stone was appointed Senior Vice President of Human Resources in 2000. Before joining the Company, he served Hewitt Associates as Senior Consultant from 1994 to 2000.

Thomas J. Vick was appointed Senior Vice President and Chief Marketing Officer in April 2001. Before joining the Company, he served as Senior Vice President of Account Strategy and Planning for Bierley & Partners from 1997 to April 2001, and Vice President of the Hacek Group from 1995 to 1997.

William E. Brown has served as Vice President of Technical Services since 1999. Before joining the company, he served American Airlines as Senior Manager Engine Repair from 1998 to 1999, Composite Repair Manager from 1997 to 1998, MD-11 and DC-10 Product Manager from 1995 to 1997.

Michael W. Mooney has served as Vice President of Planning and Pricing since 1999. Mr. Mooney served as Director of Planning and Pricing from 1993 to 1999.

Dennis J. O'Reilly has served as Treasurer and Director of Investor Relations since February 1999. Mr. O'Reilly served as Assistant Treasurer from 1996 to 1999.

Clifford C. Van Leuven was appointed Vice President of Customer Service in 2001. Mr. Van Leuven served as Director of Customer Service in 2000 and as Director of Customer Service at Northwest Airlines from 1997 to 1999, and manager of Customer Service from 1995 to 1996.

Christopher D. White has served as Vice President of Safety and Regulatory Compliance since February 1999. Mr. White served as Director of Safety and Regulatory Compliance from 1996 to 1999.


ITEM 2. PROPERTIES

Aircraft Equipment

As of December 31, 2001, Midwest Express had 35 McDonnell Douglas jet aircraft in service, including seven DC-9-10, 16 DC-9-30, two MD-88 , seven MD-81 and three MD-82 aircraft. All aircraft meet Stage III noise requirements. All owned, unencumbered aircraft have been pledged as security under the revolving credit agreement that the Company entered into August 31, 2001.

                       MIDWEST EXPRESS AIRCRAFT IN SERVICE

                 Type       Seats     Owned     Leased     Total
                 ----       -----     -----     ------     -----
               DC-9-10        60         7         0          7
               DC-9-30        84*        6        10         16
               MD-88         112         0         2          2
               MD-81/82      116         8         2         10
                                       ---       ---        ---
               Total                    21        14         35
                                       ===       ===        ===

* One aircraft is reconfigured to 60 seats and used primarily for charter flights.

The two MD-81/82 aircraft leases and the two MD-88 aircraft leases expire in 2011. The 10 DC-9-30 operating leases currently expire as follows: three in 2004, three in 2006, two in 2007 and two in 2008. During 2001, Midwest Express placed into service two MD-80 series aircraft previously operated by Scandinavian Airlines System. The Company financed the acquisition and refurbishment of these two aircraft with internal cash flows. The Company retired one DC-9-10 aircraft in third quarter 2001.

The Company has one remaining owned MD-80 series aircraft to place in service. Although refurbishment and modification have been temporarily suspended due to reduced travel demand after September 11, it is expected this work will resume in 2002. The aircraft is expected to enter service in either late 2002 or early 2003, and will be used to increase capacity on the Company's high-traffic routes, expand service in existing markets or initiate service in new markets.

As of December 31, 2001, Astral's fleet consisted of 23 aircraft: 15 Beechcraft 1900D turboprop aircraft and eight Fairchild Dornier 328JET aircraft.

                         ASTRAL AIRCRAFT IN SERVICE
                Type         Seats     Owned     Leased     Total
                ----         -----     -----     ------     -----
             Beech 1900D       19        0          15        15
             328JET            32        3           5         8
                                        --         ---       ---
             Total                       3          20        23
                                        ==         ===       ===

Astral acquired 15 new Beech 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. Each of these aircraft has 19 passenger seats. During 1996, Astral sold and leased back these aircraft from a group of six financial institutions, with lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008. In June 2001, five of the Beechcraft leases, scheduled for expiration, were renewed until June 2004. The leases contain various renewal options and termination clauses that the Company believes are customary in the airline industry.

In 1999, Astral acquired five 32-passenger Fairchild Dornier 328JET aircraft. The five aircraft were financed by operating leases from one financial institution, with expiration dates all occurring in 2016. Four aircraft were placed in service in late 1999; the fifth was placed in service in January 2000. Three additional 328JET aircraft were acquired and placed in service during January, April and June 2001. These aircraft are currently owned and financed with debt.

In September 2001, the Company settled its pending arbitration with Fairchild Dornier GmbH over the cancellation of the 428JET program. As a result of the settlement, Astral intends to retain its existing aircraft of 328JETs and take delivery of four more 328JET aircraft in 2002. One aircraft was received in January of 2002 and one aircraft in February 2002; the others are expected to be received in October and December 2002.

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

In October 1998, Midwest Express completed construction of a 97,000-square-foot maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport adjacent to the other maintenance facility. The City of Milwaukee issued variable-rate demand industrial development revenue bonds to finance the cost of the $7.9 million project. The Company's variable rent payments are based on the current interest rate of the City of Milwaukee's outstanding tax-exempt bonds over the 32-year lease term. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million bank credit facility.

In August 1997, the Company purchased its Oak Creek, Wisconsin headquarters building, which it had previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. As of December 31, 2001, $2.7 million of long-term debt remained. In July 2000, the Company opened a new 55,000-square-foot training facility as an addition to its headquarters. The Company funded this $6.9 million project with cash flow from operations in 2000. The Company's headquarters is currently subject to a mortgage.

Midwest Express leases airport facilities (gates, operations space, ticket counter) at each location it operates. In 14 of the 26 cities Midwest Express served as of December 31, 2001, gates at the airport were leased directly from the airport authority. In 12 cities, Midwest Express subleased gates from other carriers.

Astral has secured long-term leases of facilities at General Mitchell International Airport. Astral currently operates four gates at General Mitchell International Airport in Milwaukee: one gate is leased directly from Milwaukee County and the other three are subleased from Midwest Express. Astral owns its 10,000 square-foot headquarters building, which is located off airport grounds.

Astral also leases airport facilities at each location it operates unless the airport also has Midwest Express service. Leases are for various terms and contain other provisions that are customary in the industry.

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance facility for Astral, located at General Mitchell International Airport in Milwaukee. Occupancy of the new facility began February 1, 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million bank credit facility.


ITEM 3. LEGAL PROCEEDINGS

The Company settled its pending arbitration with Fairchild Dornier GmbH regarding the production of the 428JET during the third quarter 2001. As a result of the settlement, Astral Aviation intends to retain its existing fleet of eight Fairchild Dornier 328JETs and will receive four more. In first quarter 2002, the Company expects to receive and record a $46.0 million pretax gain ($29.0 million after tax) associated with the settlement. The gain, which represents approximately 60% of the expected benefits of the settlement, includes a cash payment and discounts on two 328JETs. Future benefits of the remainder of the settlement will be recorded when received.

The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during fourth quarter 2001.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of Midwest Express Holdings, Inc. common stock for the two most recent fiscal years. The Company's common stock is traded on the New York Stock Exchange (Symbol: MEH).


                             Fiscal 2001            Fiscal 2000
                         -------------------    -------------------
      Quarter              High        Low        High        Low
      -------            -------     -------    -------     -------

      First              $ 20.90     $ 14.15    $ 31.88     $ 22.06
      Second             $ 18.30     $ 15.10    $ 28.25     $ 19.63
      Third              $ 21.02     $  8.82    $ 24.44     $ 18.44
      Fourth             $ 15.20     $ 10.00    $ 19.63     $ 13.63

As of December 31, 2001, the Company had 14,549,531 shares issued and 780 registered shareholders. The Company has not paid a dividend on its common stock since its initial public offering in 1995 and has no intention to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


                                      Five-Year Financial and Operating Data
                                          Midwest Express Holdings, Inc.
                                 (Dollars in thousands, except per share amounts)

              Years Ended                          2001         2000           1999          1998           1997
-------------------------------------------------------------------------------------------------------------------

Statement of Operations Data:
Total operating revenues                       $ 457,442     $ 480,021      $ 447,552     $ 388,874      $ 344,557
Total operating expenses (1)                     495,486       473,143        386,800       333,219        306,087
                                               ---------     ---------      ---------     ---------      ---------
Operating (loss) income                          (38,044)        6,878         60,752        55,655         38,470
Other income (expense), net (2)                   16,304          (113)            68           (75)          (162)
(Loss) income before cumulative
 effect of accounting changes                    (14,918)        5,227         38,791        35,869         24,940
Cumulative effect of accounting changes,
 net of applicable income taxes                        -        (4,713)             -             -              -
Net (loss) income                                (14,918)          514         38,791        35,869         24,940

(Loss) income per common share - basic:
---------------------------------------
  (Loss) income before cumulative effect
   of accounting changes                           (1.08)         0.37           2.75          2.54           1.76
  Cumulative effect of accounting changes,
   net of applicable income taxes                      -         (0.33)             -             -              -
                                               ---------     ---------      ---------     ---------      ---------
Net (loss) income                                  (1.08)         0.04           2.75          2.54           1.76

(Loss) Income per common share - diluted:
-----------------------------------------
  (Loss) Income before cumulative effect
   of accounting changes                           (1.08)         0.37           2.71          2.51           1.74
  Cumulative effect of accounting changes,
   net of applicable income taxes                      -         (0.33)             -             -              -
                                               ---------     ---------      ---------     ---------      ---------
Net (loss) income                              $   (1.08)    $    0.04      $    2.71     $    2.51      $    1.74

Balance Sheet Data:
Property and equipment, net                    $ 256,506     $ 242,875      $ 211,449     $ 160,583      $  89,156
Total assets                                     357,371       305,997        263,829       220,477        166,748
Long-term debt                                    35,097         2,886          3,068         3,206          3,333
Shareholders' equity                           $ 114,736     $ 129,276      $ 133,539     $  97,632      $  63,398

(1)  Total operating expenses for 2001 includes an impairment loss of $8,839 related to the accelerated retirement of eight Midwest Express DC-9-10 aircraft.

(2)  Other income (expense), net for 2001 includes recognition of $16,340 related to amounts claimed under the Air
     Transportation Safety and System Stabilization Act for federal grant money received for losses related to the
     September 11 terrorist events.

                                      Five-Year Financial and Operating Data
                                          Midwest Express Holdings, Inc.
                                 (Dollars in thousands, except per share amounts)

              Years Ended                         2001         2000           1999          1998           1997
-------------------------------------------------------------------------------------------------------------------

Selected Operating and Other Data (1):
Midwest Express Airlines, Inc.:
-------------------------------
  Revenue passenger miles (000s)               1,973,606     1,974,485      1,958,510     1,623,659      1,409,528
  Available seat miles (000s)                  3,231,872     3,163,247      2,993,765     2,498,543      2,198,179
  Passenger load factor                             61.1%         62.4%          65.4%         65.0%          64.1%
  Revenue yield (cents per RPM)                     17.6          19.3           18.5          19.2           19.4
  Revenue per scheduled service ASMs (2)            11.2          12.6           12.7          13.1           13.1
  Cost per total ASM (cents per mile) (4)           12.8          13.0           11.5          11.8           12.1
  Aircraft in service at year-end (3)                 35            34             32            27             24
  Average aircraft utilization (hours
   per day)                                          7.9           8.5            8.8           9.1            9.3
  Number of FTE employees at year-end              2,348         2,857          2,449         2,133          1,889

Astral Aviation, Inc., d/b/a Skyway Airlines
--------------------------------------------
  Revenue passenger miles (000s)                 150,819       112,610         84,517        77,547         69,277
  Available seat miles (000s)                    312,209       247,623        170,428       160,772        158,912
  Passenger load factor                             48.3%         45.5%          49.6%         48.2%          43.6%
  Revenue yield (cents per RPM)                     44.5          52.4           52.7          52.9           55.1
  Revenue per scheduled service ASMs (2)            21.5          23.9           26.3          26.9           24.1
  Cost per total ASM (cents per mile)               23.2          25.5           25.2          23.7           23.8
  Aircraft in service at year-end (3)                 23            20             19            15             15
  Average aircraft utilization (hours per
   day)                                              7.2           7.5            8.2           8.1            7.7
  Number of FTE employees at year-end                512           523            424           322            277

(1)  Revenue passenger miles, available seat miles, passenger load factor and revenue yield are for scheduled service operations. The other statistics include charter operations.

(2)  Passenger, cargo and other transport-related revenue divided by schedule service ASMs (expressed in cents).

(3)  Aircraft acquired but not yet placed in service are excluded from the aircraft in service statistics.

(4)  Excluding impairment loss.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

2001 Overview

The Company's 2001 operating loss was $(38.0) million, which reflects a decrease in operating income of $44.9 million from 2000 operating income of $6.9 million. Net loss for the year was $(14.9) million, which reflects a decrease in net income of $15.4 million from 2000 net income of $0.5 million. Net loss per diluted share in 2001 was $(1.08). In 2000, net income per diluted share was $0.04.

The Company's financial results were significantly impacted by the weak economy and the aftermath of the events of September 11, 2001. Following the terrorist attacks, the nation's air transportation system was temporarily shut down, resulting in the cancellation of more than 1,000 Midwest Express and Astral flights. Following the resumption of service, travel demand declined dramatically and the Company decreased the number of flights it planned to operate.

To support the airline industry, the federal government enacted the Air Transportation Safety and System Stabilization Act. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees and assistance with increased insurance costs. The Company recorded $16.3 million as non-operating income in 2001 associated with the grant received pursuant to the legislation.

Capacity, as measured by scheduled service available seat miles ("ASMs"), increased 3.9% in 2001. Capacity increased 2.2% at Midwest Express and 26.1% at Astral. Astral's capacity increase was due to the addition of three new regional jets into scheduled service, as well as the fact that a number of Midwest Express routes were shifted to smaller Astral aircraft to more efficiently handle fourth quarter 2001 decreased passenger levels. 2001 capacity was significantly impacted by flight cancellations in the third quarter, primarily due to the September 11 terrorist attacks and capacity reductions thereafter as a result of low passenger volume. First quarter 2002 capacity is expected to decline 8-10% from first quarter 2001. Flight schedules and aircraft utilization for the remainder of 2002 will depend on travel demand; however, the Company expects to gradually increase capacity beginning in March 2002 as additional operations to Washington National are restored and flight frequency is increased in other markets to meet increasing demand for travel.

The Company's total revenue in 2001 decreased $22.6 million, or 4.7%, from 2000 to $457.4 million. The decrease in revenue was primarily attributable to a 7.4% decrease in revenue yield. The Company experienced a substantial decline in high-yield business travel during the year due to the slowing economy. This problem was compounded by the events of September 11, which resulted in substantial declines in business and leisure travel.

The Company's operating expenses increased by $22.3 million, or 4.7%, in 2001 to $495.5 million. Although the Company realized savings from lower fuel prices and companywide cost-reduction efforts, costs were adversely impacted by lower aircraft utilization, higher labor costs and aircraft impairment charges. Cost changes are further explained in the sections that follow.

The following table provides operating revenues and expenses for the Company expressed as cents per total available seat miles, including charter operations, and as a percentage of total operating revenues for 2001, 2000 and 1999.

                                       2001                    2000                    1999
                                       ----                    ----                    ----
                                  Per                     Per                     Per
                                 Total                   Total                   Total
                                  ASM         %           ASM         %           ASM         %
                                 -----       ---         -----       ---         -----       ---
Operating revenues:
  Passenger service           11.56(cent)   90.5%     12.76(cent)   91.5%     12.75(cent)   90.9%
  Cargo                        0.25          2.0%      0.32          2.3%      0.37          2.7%
  Other                        0.96          7.5%      0.86          6.2%      0.91          6.4%
                              -----        -----      -----        -----      -----        -----
Total operating revenues      12.77        100.0%     13.94        100.0%     14.03        100.0%

Operating expenses:
  Salaries, wages and
   benefits                    4.67         36.6%      4.41         31.6%      3.95         28.2%
  Aircraft fuel and oil        2.43         19.0%      2.72         19.5%      1.67         11.9%
  Commissions                  0.66          5.2%      0.74          5.3%      0.96          6.8%
  Dining services              0.72          5.7%      0.73          5.2%      0.75          5.3%
  Station rental/
   landing/other               1.02          8.0%      1.01          7.3%      0.96          6.8%
  Aircraft maintenance         1.40         10.9%      1.58         11.3%      1.44         10.3%
  Depreciation and
   amortization                0.58          4.6%      0.49          3.6%      0.41          2.9%
  Aircraft rentals             0.69          5.4%      0.71          5.1%      0.63          4.5%
  Impairment loss              0.25          1.9%         -            -          -            -
  Other                        1.41         11.0%      1.35          9.7%      1.35          9.7%
                              -----        -----      -----        -----      -----        -----
Total operating expenses      13.83(cent)  108.3%     13.74(cent)   98.6%     12.12(cent)   86.4%
                              =====        =====      =====        =====      =====        =====
Total ASMs (millions)         3,582.4                 3,443.7                 3,190.4

Note:  Numbers in this table may not be recalculated due to rounding.

                   Year Ended December 31, 2001 Compared With
                          Year Ended December 31, 2000

Operating Revenues

Company operating revenues totaled $457.4 million in 2001, a $22.6 million, or 4.7%, decrease from 2000. Passenger revenues accounted for 90.5% of total revenues and decreased $25.2 million, or 5.7%, from 2000 to $414.2 million in 2001.

Midwest Express passenger revenue decreased $33.3 million, or 8.8%, from 2000 to $347.1 million in 2001. Revenue yield decreased 8.7% due to decreased business travel as a result of the slowing economy, increased competition in some markets and lower fares after September 11 that were used to stimulate travel demand. Load factor decreased from 62.4% in 2000 to 61.1% in 2001.

Astral passenger revenue increased $8.1 million, or 13.7%, from 2000 to $67.1 million in 2001. Traffic, as measured by revenue passenger miles, increased 33.9%. Load factor increased from 45.5% in 2000 to 48.3% in 2001. Revenue yield decreased 15.1%, from $0.52 in 2000 to $0.44 in 2001, due to decreased business travel as a result of the slowing economy, a revised mix of longer flights with lower yields, and lower fares after September 11 that were used to stimulate travel demand.

Revenue from cargo, charter and other services increased $2.6 million in 2001. This fluctuation was primarily attributable to a $2.7 million increase in Frequent Flyer program partnership revenue, primarily from the sale of Frequent Flyer miles, a $1.2 million increase in charter sales and a $1.2 million increase in service charge fees, offset by a $2.2 million decrease in cargo revenue. Mail volumes decreased in 2001 as more mail was transported by ground transportation or dedicated freight carriers. In addition, cargo revenue decreased because of the weak economy and a reduction in mail volume following September 11 due to tighter security requirements that limit the weight of mail that can be transported.

Operating Expenses

2001 operating expenses increased $22.3 million, or 4.7%, from 2000. The increase was primarily the result of higher labor costs, an increase in depreciation and amortization, and an $8.8 million asset impairment charge associated with eight owned DC-9-10 aircraft. These increases were offset by lower fuel costs and lower aircraft maintenance costs. Cost per ASM (excluding the impairment charge) increased 1.0% at Midwest Express and decreased 9.0% at Astral in 2001. The Company's cost per total ASM increased 0.7%, from 13.7(cent) in 2000 to 13.8(cent) in 2001.

Salaries, Wages and Benefits
Salaries, wages and benefits increased $15.6 million, or 10.3%, from 2000 to $167.3 million in 2001. Labor costs increased 6.0% on a cost per ASM basis. Increased labor costs were primarily the result of increased labor rates ($9.0 million) at Midwest Express and Astral. The majority of the labor rate increases were for customer service and maintenance employees at Midwest Express, effective in second quarter 2001. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. Other factors causing the change in salaries, wages and benefits were increased headcount ($4.6 million) and increased benefit costs ($3.3 million), primarily due to higher medical insurance costs. These increases were partially offset by a $1.6 million decrease in overtime pay.

Aircraft Fuel and Oil
Aircraft fuel and oil and associated taxes decreased $6.8 million, or 7.2%, in 2001. Costs decreased 10.8% on a cost per ASM basis. Into-plane fuel prices decreased 9.0% per gallon, averaging 91.5(cent) per gallon in 2001 versus $1.01 per gallon in 2000, resulting in an $8.8 million favorable pre-tax price variance. Fuel consumption increased 2.0% in 2001. The Company entered into option cap agreements for about 15% of its fourth quarter fuel volume, with no material impact on earnings. As of December 31, 2001, prices for future fuel purchases have been capped through the third quarter of 2002 as follows: 50% of first quarter, 25% of second quarter and 10% of third quarter anticipated fuel requirements. 2002 caps are at prices higher than what the Company was paying in fourth quarter 2001. Fuel costs in January 2002 trended downward, averaging 71.3(cent) per gallon.

Commissions
Commissions decreased $1.8 million, or 7.2%, from 2000 to $23.6 million in 2001. This category includes travel agent commissions and credit card commissions. The decrease was primarily due to a 5.7% decrease in passenger revenue. In addition, on September 21, 2001, the Company implemented a new travel agent commission structure that caps travel agent commissions at lower levels. In 2001, the Company realized an increase in use of the Company's Web site for travel bookings. Commission costs decreased 10.8% on a cost per total ASM basis.

Dining Services
Dining service costs increased $0.9 million, or 3.4%, from 2000 to $25.9 million in 2001. The increase was due to a 3.2% increase in food and services prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) increased from $12.08 in 2000 to $12.47 in 2001. Future dining service costs are expected to decrease as roundtrip catering is implemented on most flights. Roundtrip catering allows meals to be loaded only at the origin city of a roundtrip route, as opposed to loading the aircraft with meals at both cities on the route.

Station Rental, Landing and Other Fees
Station rental, landing and other fees increased $1.5 million, or 4.4%, from 2000 to $36.4 million in 2001. Midwest Express operated 0.5% fewer flight segments and Astral operated 4.0% more flight segments, causing the net increase. Airport costs were favorably impacted by abnormally good weather in fourth quarter 2001 and a reduction in costs at the Milwaukee airport following the September 11 terrorist attacks.

Aircraft Maintenance Materials and Repairs
Maintenance costs decreased by $4.2 million, or 7.8%, from 2000 to $50.1 million in 2001. Aircraft maintenance costs decreased 11.3% on a cost per total ASM basis. Costs at Midwest Express decreased $5.8 million, or 12.8%, in 2001 while costs at Astral increased $1.6 million, or 19.1%. The decrease at Midwest Express was primarily due to lower engine repair costs, lower purchased maintenance costs and cost savings realized through the MSG-3 program, whereby major airframe maintenance events are divided into smaller, more frequent events that result in fewer duplicate tasks, and airframe maintenance costs are expensed as they are incurred. Costs at Astral increased as a result of three additional regional jets entering scheduled service during 2001.

Depreciation and Amortization
Depreciation and amortization increased $3.9 million, or 23.2%, from 2000 to $20.9 million in 2001. The increase was primarily the result of depreciation associated with one additional owned MD-80 series aircraft and three additional owned regional jets placed in service during 2001.

Aircraft Rentals
Aircraft rental costs increased $0.3 million, or 1.1%, from 2000 to $24.8 million in 2001. The costs associated with the addition of one leased MD-80 aircraft were mostly offset by the reduction in lease costs due to lower interest rates for three DC-9 aircraft and five Beechcraft 1900D aircraft.

Other Operating Expenses
Other operating expenses increased $4.1 million, or 8.7%, from 2000 to $50.7 million in 2001. Other operating expenses consist of advertising and promotion, insurance, legal fees, property taxes, consulting services, crew hotel rooms, reservation booking fees, administration and other items. 2001 expenses were favorably impacted by a $1.0 million property tax refund associated with the first six months of 2001, resulting from legislation in the State of Wisconsin that exempted hub airlines from property tax. 2001 costs included a $0.5 million loss on the retirement of one DC-9-10 aircraft (due to significantly reduced capacity following September 11) and a $0.7 million gain on the sale of the former Astral maintenance hangar. In 2000, other expenses were favorably impacted by a nonrecurring $2.7 million settlement of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. Other significant cost increases in 2001 included higher legal fees ($1.1 million), due primarily to the Fairchild Dornier dispute, and higher crew hotel room costs. These increases were offset by lower professional and financial services costs ($1.6 million), due to fewer consulting services costs incurred in 2001. On a cost per total ASM basis, other operating costs increased 4.5%.

Impairment Loss
In the second quarter 2001, the Company recorded an $8.8 million impairment charge associated with the write-down in carrying value of eight owned DC-9-10 aircraft that the Company intends to retire earlier than originally planned. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment, as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft was reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates. Depreciation on these aircraft going forward will be almost unchanged as the shorter life was offset by the decrease in cost basis.

Interest Income and Interest Expense

Interest income reflects interest earned on the Company's cash and cash equivalents. Interest expense consists of mortgage interest associated with the Company's headquarters building, interest on the short-term note payable, and on the Company's long-term debt, a secured bank credit facility. Interest expense increased in 2001 due to an increase in use of the Company's credit facility and interest costs associated with the debt financing of three regional jet aircraft and one MD-80 series aircraft.

Other Income (Expense)

To support the airline industry, the federal government implemented the Air Transportation Safety and System Stabilization Act. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs. The Company recorded non-operating income of $16.3 million in 2001 associated with federal government grant support. Of the amount claimed, the Company received $13.9 million as of December 31, 2001 and expects to receive the remaining $2.4 million in 2002. The amount recorded represents the total amount claimed since incurred losses prior to December 31, 2001 were in excess of this amount.

(Credit) Provision for Income Taxes

Income tax credit for 2001 was $(8.8) million, a $11.8 million decrease from the 2000 provision of $3.1 million. The effective tax rates for 2001 and 2000 were (37.0%) and 36.4%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net (Loss) Income

Net loss for 2001 was $(14.9) million, which reflects a decrease of $15.4 million from 2000 net income of $0.5 million. The net income (loss) margin decreased from 0.1% in 2000 to (3.3)% in 2001.


                   Year Ended December 31, 2000 Compared with
                          Year Ended December 31, 1999

Operating Revenues

The Company's operating revenues totaled $480.0 million for 2000, a $32.5 million, or 7.3% increase over 1999. Passenger revenues accounted for 91.5% of total revenues and increased $32.6 million, or 8.0%, from 1999 to $439.4 million. The increase was primarily attributable to a 5.7% increase in revenue yield and a 2.2% increase in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue increased $18.1 million, or 5.0%, from 1999 to $380.4 million. This increase was caused by a 4.2% increase in revenue yield and an increase of 0.8% in passenger volume. Total Midwest Express capacity, as measured by scheduled service ASMs, increased 5.7% due to additional aircraft in service during 2000. Capacity was constrained by a shortage of trained pilots to support the Company's growth plan, by compliance with the new FAA-mandated crew rest/reserve rules, and by an increase in flight cancellations. Load factor decreased from 65.4% in 1999 to 62.4% in 2000 due to poor performance of the Indianapolis operation, a threat of a pilot's strike in the first quarter, and increased competition on some routes.

Astral passenger revenue increased $14.5 million, or 32.5%, from 1999 to $59.0 million. Traffic increased 33.2% on a 45.3% increase in capacity due to the operation of five regional jets during most of 2000. Load factor decreased from 49.6% in 1999 to 45.5% in 2000.

The Company's revenue from cargo, charter and other services decreased $0.1 million, or 0.3%, in 2000. Although charter revenues increased $1.2 million in 2000, anticipated revenues were constrained when the dedicated charter aircraft was extensively damaged by a third party in early November and a majority of charter services were subcontracted to other airlines. Mail volumes decreased in 2000 as more mail was transported by ground transportation or dedicated freight carriers. Freight volumes declined because of increased competition.

Operating Expenses
2000 operating expenses increased $86.3 million, or 22.3%, from 1999 primarily due to higher fuel prices and increased labor and aircraft maintenance costs. Aircraft utilization decreased significantly in the second half of the year due to flight cancellations related to poor weather, maintenance issues and a shortage of trained pilots to support the Company's growth plan and comply with the revised FAA-mandated crew rest/reserve rules. Because of this, Midwest Express operated only 1.9% more flights during the year, although it had two additional aircraft in service. Astral had similar issues with higher fuel prices and low utilization. The regional jets operated at about 70% utilization, but had the infrastructure to support full utilization. Offsetting higher costs in most categories were lower commission costs and no profit sharing. On a cost per total ASM basis, Midwest Express' operating expenses increased 12.7%, from 11.5(cent) to 13.0(cent) in 2000; cost per total ASM at Astral increased 1.5%, from 25.2(cent) to 25.5(cent).

Salaries, Wages and Benefits
Salaries, wages and benefits increased $25.5 million, or 20.2%, from 1999 to $151.7 million in 2000. On a cost per total ASM basis, these costs increased 11.4%, from 4.0(cent) in 1999 to 4.4(cent) in 2000. The labor cost increase reflected the addition of 507 full-time equivalent employees (408 at Midwest Express and 99 at Astral) from 1999 and increases in labor rates. Midwest Express added employees throughout the organization to support the two additional aircraft placed in service. Midwest Express also added mechanics to support growth, and to complete aircraft modifications and repairs more efficiently. Pilot costs at Midwest Express increased due to a 2.5% contract signing bonus, increased wage rates associated with the new contract, and the implementation of the new FAA-mandated interpretation of crew rest/reserve rules, which added the equivalent of 18 pilots with no increased flying. These increases were partially offset by a $4.8 million reduction in the profit sharing and management incentive plan costs.

Aircraft Fuel and Oil
Aircraft fuel and oil and associated taxes increased $40.5 million, or 76.1%, from 1999 to $93.7 million in 2000. Into-plane fuel prices increased 63.7% in 2000, averaging $1.01 per gallon in 2000 versus 61.4(cent) per gallon in 1999, generating a $36.1 million unfavorable price variance. The Company managed the price risk of fuel to some extent by purchasing commodity options that establish ceiling prices. The Company hedged 25% of first quarter 2000 fuel prices.

Commissions
Commissions decreased $5.1 million, or 16.7%, from 1999 to $25.4 million in 2000. The decrease was primarily due to a new commission rate structure that reduced base travel agent commissions from 8% to 5% effective October 1999. In addition, the Company realized savings due to increased travel booked directly through its reservations centers, Midwest Express Web site, other travel-related Web sites and ticket counters.

Dining Services
The Company's dining services costs increased $1.2 million, or 5.0%, from 1999 to $25.1 million in 2000. The increase was primarily due to a 4.1% increase in food and services prices. Total dining services costs (including food, beverages, linen, catering equipment and supplies) increased from $11.60 per Midwest Express passenger in 1999 to $12.08 in 2000.

Station Rental, Landing and Other Fees
Station rental, landing and other fees increased $4.4 million, or 14.4%, from 1999 to $34.9 million in 2000. The increase was caused by 14.8% more flight segments at Astral and higher airport costs throughout the system. On a cost per ASM basis, these costs increased 6.0%.

Aircraft Maintenance Materials and Repair
The Company's aircraft maintenance, materials and repairs increased by $8.2 million, or 17.8%, from 1999 to $54.3 million in 2000. Midwest Express' maintenance costs increased $5.9 million, or 14.7%, to $45.8 million, and Astral's maintenance costs increased $2.4 million, or 38.3%, to $8.5 million. The Company's aircraft maintenance costs increased 9.1% on a cost per total ASM basis. The increase was attributable to higher-than-expected costs for engine repairs, increased costs associated with transition to the new MSG-3 aircraft maintenance program, and higher use of contract labor.

Depreciation and Amortization
Depreciation and amortization increased $3.8 million, or 28.7%, from 1999 to $17.0 million in 2000. The increase was primarily the result of the depreciation associated with two additional MD-80 aircraft placed into service, aircraft noise hushkits, and capital spending associated with the start-up of the regional jet program. Depreciation increased 19.3% on a cost per total ASM basis due to lower aircraft utilization.

Aircraft Rentals
Aircraft rental costs increased $4.5 million, or 22.5%, from 1999 to $24.5 million in 2000. The increase from 1999 was primarily the result of Astral leasing five new regional jets and Midwest Express completing a sale/leaseback on one MD-80 aircraft in September 1999. On a cost per total ASM basis, these costs increased 13.4%.

Other Operating Expenses
Other operating expenses increased by $3.4 million, or 7.8%, from 1999 to $46.6 million in 2000. The increase was due to cost increases in advertising, aircraft simulator rentals, Frequent Flyer program expenses, crew hotel rooms, charter costs and other items. This increase was partially offset by a nonrecurring $2.7 million favorable settlement of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. On a cost per ASM basis, these costs decreased 0.1%.

Interest Income and Interest Expense

Interest income reflects interest earned on the Company's cash and cash equivalents. Interest expense consists of mortgage interest associated with the Company's headquarters building and interest on the short-term note payable.

Provision for Income Taxes

Income tax expense in 2000 was $0.3 million, a decrease of $22.6 million from 1999. The effective tax rates for 2000 and 1999 were 36.4% and 37.1%, respectively.

Cumulative Effect of Accounting Changes

The Company's cumulative effect of accounting changes, net of applicable tax, totaled ($4.7) million. The charge was ($7.8) million, net of tax, for a change in accounting methods for Frequent Flyer partner miles, partially offset by a $3.1 million, net of tax, adjustment for major airframe maintenance due to the Company's transition to dividing major maintenance events into smaller, more frequent events, and to expense all airframe maintenance costs as they are incurred.

Net Income

Net income for 2000 was $0.5 million, a decrease of $38.3 million from 1999. The net income margin decreased from 8.7% in 1999 to 0.1% in 2000.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts or revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates: revenue recognition, Frequent Flyer revenue and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements.

Revenue Recognition
Passenger revenue, related commissions, if any, and cargo revenues are recognized in the period when the service is provided. A portion of the revenue from the sale of Frequent Flyer mileage credit is deferred and recognized when transportation is provided to the passenger. Contract maintenance revenue is recognized when work is completed and invoiced. The estimated liability for sold, but unused, tickets is included in current liabilities as air traffic liability. The amount of commissions associated with unearned revenue is included in current assets as prepaid commissions.

Frequent Flyer Revenue
Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage credits were sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. The Company believes the new method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company's Frequent Flyer program is accrued based on estimated redemption percentages applied to actual mileage recorded in members' accounts. The ultimate cost will depend on the actual redemption of Frequent Flyer miles and may be greater or less than amounts accrued at December 31, 2001.

Impairment of Long-Lived Assets
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. During the second quarter 2001, the Company decided to accelerate the retirement of eight Midwest Express DC-9-10 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, resulting in an impairment as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.


                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $46.9 million at December 31, 2001, compared with $15.7 million at December 31, 2000. The increased cash position was primarily generated from $10.5 million in proceeds associated with a sale/leaseback of an MD-80 series aircraft and an additional $8.1 million from the debt financing of an MD-80 series aircraft, an $18.0 million draw on the Company's revolving bank credit facility, and $13.9 million in grant money associated with the federal government's Air Transportation Safety and System Stabilization Act. An additional $2.4 million in grant money is expected to be received in the first quarter of 2002.

Net cash provided by operating activities totaled $22.8 million during 2001. Net cash used in investing activities totaled $58.6 million, due to capital expenditures of $60.4 million, including $1.6 million of purchase deposits on flight equipment.

As of December 31, 2001, the Company had a working capital deficit of $61.4 million versus a $69.1 million deficit on December 31, 2000. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and the Frequent Flyer program liability. Because of this, the Company expects to operate at a working capital deficit, which is not unusual for the industry.

As of December 31, 2001, the Company had a $55.0 million bank credit facility. The credit facility, scheduled to expire August 30, 2002, is secured by, with certain exceptions, substantially all non-aircraft personal property assets of the Company and by certain aircraft. The credit facility agreement requires quarterly compliance of certain financial covenants. The fees and borrowing costs under the agreement are higher than they were prior to August 31, 2001, which is the date the facility became effective. The interest rate on borrowings under the facility is LIBOR plus 250 basis points. That interest rate spread and certain fees and costs are subject to reduction based upon improved financial covenant performance.

As of December 31, 2001, the Company had borrowings under the facility totaling $38.0 million. The Company made a $10.0 million payment of principal in connection with the amendment in January 2002 that reduced borrowings to $28.0 million. In addition, as of December 31, 2001, letters of credit totaling approximately $16.8 million were outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities and for other purposes.

The availability of the $55.0 million under the credit facility is subject to a calculation based on the valuation of certain elements of the collateral that provide security for the credit facility. The credit facility agreement was amended in January 2002 to change the way that calculation is done. As a result, the Company may obtain credit of up to $45.0 million on the basis of personal property assets and, if the Company mortgages its headquarters real estate to the banks, additional credit of up to $10.0 million on the basis of the headquarters real estate. Consequently, unless the Company provides a mortgage of its headquarters property, the Company may not obtain credit under the credit facility exceeding $45.0 million. Prior to mortgaging the headquarters real estate to the banks, the Company must obtain the consent of the mortgage lender holding a first mortgage on the headquarters. If the Company obtains that consent and proceeds to give a second mortgage to the banks, then the amount of additional credit that will become available to the Company will be reduced by the amount of the prior mortgage and limited by the appraised value of the headquarters property. As a result, even if the Company satisfies the conditions to obtaining additional credit on the basis of the headquarters real estate, it is unlikely that the amount of that additional credit would equal the $10.0 million of potential additional credit availability.

As of December 31, 2001, the Company was in compliance with the financial covenants contained in the bank credit agreement. The Company also expects to meet the covenants for the first quarter 2002 and for the remaining term of the agreement. If the Company is not able to comply with the covenants, it expects to be able to negotiate a waiver for the noncompliance. If the Company is not able to comply with the covenants and the relevant banks do not agree to modify them, then the $44.8 million outstanding in January 2002, which includes outstanding letters of credit under the credit agreement, could become immediately due and payable. Further, the credit agreement expires August 30, 2002. The Company must be able to extend or replace the credit agreement through its existing banks and/or new banks at or before the time it expires, because all amounts then outstanding under the credit agreement would otherwise become due and payable.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. Among them is an agreement with an organization that processes Mastercard/Visa transactions; this organization is also a lender under the bank credit facility. This agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that it funded by retaining cash that it otherwise would deliver to the Company under the agreement.

Credit card processors have financial risk associated with tickets purchased for travel in the future because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately deliver the travel. As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or approximately $20.0 million. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity or leverage-type covenants, breaches of the Company's obligations under the card processing agreement and default under the bank credit facility agreement. The Company anticipates meeting all required credit card processing agreement covenants for the first quarter 2002. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft.

Capital spending totaled $60.4 million for the year ended December 31, 2001. Capital expenditures consisted primarily of aircraft acquisition and refurbishment costs ($50.0 million), engine overhauls and spare parts. The Company expects to spend approximately $15.0 million on capital expenditures in 2002, primarily related to refurbishment of an aircraft, engine overhauls and spare parts, and costs associated with improving and maintaining the Company's information technology systems.

During 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft. The Company has taken delivery of three of the aircraft and financed the delivery using internal cash flow. The Company terminated the contract to purchase the fourth aircraft, based on a soft economy and desire to focus on Boeing 717 aircraft scheduled to begin arriving in February 2003.

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of an MD-80 series aircraft. The term of the operating lease is 10 years. Three 328JETs were partially debt-financed in 2001, each for a period up to 32 months at fixed rates. The 328JETs will likely be refinanced for longer terms when the initial financing comes due in 2003.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of December 31, 2001, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during 2001.

In October 1998, Midwest Express took occupancy of a newly constructed maintenance facility that is leased from Milwaukee County and located at General Mitchell International Airport. To finance the $7.9 million project, the City of Milwaukee issued tax-exempt, variable-rate demand industrial development revenue bonds. The Company's variable lease payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance facility for Astral located at General Mitchell International Airport. Construction was completed and occupancy of the new maintenance facility occurred in February 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

Given the uncertainties associated with the aftermath of the events of September 11, and economic conditions in general and those of the airline industry in particular, the Company continues to operate in a highly unpredictable environment. The Company's credit facility expires on August 30, 2002 (see Note
6). The Company believes that it will be able to renegotiate this credit facility at terms acceptable to the Company. In the event the Company cannot renegotiate the credit facility with the current collateral arrangements, the Company would have the option of applying for a federal loan guarantee pursuant to the Air Transportation Safety and System Stabilization Act. The Company believes that it would qualify for guarantees to support substantially all of the outstanding amounts at December 31, 2001. Based upon the current general economic and industry outlook, the Company believes its existing cash and cash equivalents, cash flow from operations, funds available from and the renewal of credit facilities (See Note 6), federal government grant money, and Fairchild arbitration settlement proceeds (see Note 10) will be adequate to meet its current and anticipated working capital requirements. If these sources are inadequate or become unavailable, the Company will pursue additional funds through the mortgage of unencumbered assets, recovery of amounts withheld related to credit card transactions and funds available with the benefit of federal loan guarantees. The Company believes that all of these sources will be adequate to meet its current and anticipated working capital requirements through 2002. These beliefs take into consideration the Company's results of operations in 2002 through February 2002 and are based on a number of assumptions including without limitation the following: (a) the Company benefits from favorable business developments during the remainder of 2002 consistent with historical seasonal patterns, (b) there is no further material deterioration in general economic conditions or the airline industry in particular, (c) there are no material adverse political developments or domestic events, (d) there is no material change in the competitive environment; and (e) there are no further material increases in costs associated with new FAA security directives or the Aviation and Transportation Security Act. Actual results could differ in a material and adverse manner depending upon the ultimate validity of these assumptions.

Regardless, two new aircraft programs (Boeing 717 and Embraer regional jets) discussed in the Pending Developments section will require substantial cash and short-term financing for progress payments followed by long-term financing upon or after delivery. Availability of the requisite cash and financing cannot be assured. Long-term financing transactions would not be consummated until close to the aircraft delivery dates. Consummation of financing will be subject to, among other things, general economic conditions and the Company's financial condition at the time. These agreements are not included in the contractual obligation schedule shown below.

The following table of material debt and lease commitments at December 31, 2001, summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods set forth below (in thousands):

                                                        Related Cash Outflows
                                                        ---------------------
Contractual Obligations         Total      2002      2003      2004      2005      2006    Thereafter
-----------------------         -----      ----      ----      ----      ----      ----    ----------

Long-term debt (excluding
 interest)                    $ 37,111   $ 2,013   $18,194   $ 8,938   $ 1,048   $ 1,131    $  5,786
Aircraft operating leases      199,472    25,870    25,141    22,671    21,029    19,985      84,776
Non-aircraft operating
 leases                         54,521     4,286     3,945     3,726     3,391     2,876      36,297
All capital leases                   0         0         0         0         0         0           0
                              --------   -------   -------   -------   -------   -------   ---------
Total                         $291,104   $32,170   $47,280   $35,335   $25,468   $23,992    $126,859
                              ========   =======   =======   =======   =======   =======    ========


                              Pending Developments

Capacity Reduction - Due to the events of September 11 and their aftermath, the Company reduced its flight schedule to closer align with expected travel demand. First quarter 2002 capacity is expected to decline 8-10% from first quarter 2001. Flight schedules and aircraft utilization for the remainder of 2002 will depend on travel demand. The Company expects to gradually increase capacity beginning in March 2002 as additional operations to Washington National are restored and flight frequency is increased in other markets to meet increasing demand for travel.

MD-80 Series Aircraft - The Company has one remaining owned MD-80 series aircraft that has not been placed in service. The refurbishment process for this aircraft has been temporarily suspended and will be completed after travel demand dictates the need for more capacity.

Boeing 717 Aircraft - In April 2001, the Company signed a memorandum of understanding for firm orders for 20 new Boeing 717 aircraft, with purchase rights for an additional 30 aircraft. The purchase agreement for the aircraft was signed in September 2001. Under the purchase agreement, delivery of the 20 aircraft is scheduled to begin in February 2003. These aircraft will be used to expand service in existing and new markets, and also eventually replace the DC-9 aircraft in the Midwest Express fleet.

Regional Jet Aircraft - Astral operates 32-passenger Fairchild Dornier 328JET regional jets. In September 2001, the Company settled its pending arbitration with Fairchild Dornier GmbH over the cancellation of the 428JET program. In first quarter 2002, the Company expects to receive and record a $46.0 million pre-tax gain ($29.0 million after tax) associated with the settlement. The gain, which represents a majority of the potential gain from benefits of the settlement, includes a cash payment and substantial discounts on two 328JETs - the ninth and tenth in its regional jet fleet - that were received in January and February 2002. Two additional 328JET aircraft are scheduled for delivery in October and December 2002. Future benefits of the remainder of the settlement will be recorded when received.

In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft; in August 2001, the parties signed a purchase agreement relating to this order. The firm order is valued at $400 million. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2003. In March 2002, the Company reached agreement with Embraer to delay delivery of the first aircraft until January 2004. This delay will allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest Express fleet in 2003 and also provide additional time for the Company to evaluate financing alternatives for aircraft acquisitions. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. These regional jets are expected to provide Astral with flexibility to serve markets with differing capacity demands.

Insurance - Due to the events of September 11, aviation insurance carriers have significantly increased the premiums for aviation insurance, as well as war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). The Company believes premiums for 2002 will increase approximately $5 million over 2001 levels.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for the purpose of representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board ("NMB"). In February 2002, AFA requested to be released from mediation by the NMB. The NMB is currently evaluating AFA's request for a release and will meet with both parties in late March 2002 and early April 2002 before deciding whether to continue negotiations, proffer arbitration to both parties, or recess the case without a release. If the NMB decides to proffer arbitration and either side rejects binding arbitration, the parties will be released into a 30-day cooling off period.

In June 2001, Astral pilots, represented by the Air Line Pilots Association ("ALPA"), a labor union in collective bargaining, began mediated negotiations. The Astral pilots' contract expired in January 2002. Negotiations between the Company and ALPA are currently in progress.

Loan Guarantees - The Company is evaluating whether to apply for federal loan guarantees provided for in the Air Transportation Safety and System Stabilization Act legislation. The Company is also evaluating various uses for the funds the Company might borrow with the benefit of these guarantees. There is no certainty that a loan guarantee application would be approved and at terms acceptable to the Company.

New Accounting Standards - In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for the Company on January 1, 2002, and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Under SFAS No. 144, impairment is recognized if the long-lived asset is not recoverable from expected undiscounted cash flows and is measured by the amount the carrying value of the asset exceeds its fair value. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment. The Company has not completed its assessment of the impact of SFAS No. 144 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures include commodity price risk (i.e. aircraft fuel prices) and interest rate risk. The Company's operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. Those options are recorded at their fair market value, and the changes in fair market value are recorded in the consolidated statement of operations in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." For 2001, aircraft fuel and oil and associated taxes (including the effect of any of the Company's options) represented 17.5% of the Company's total operating expenses. Based on the Company's fiscal 2002 fuel consumption estimate of 90 million gallons, a one-cent change in the average annual price per gallon of aircraft fuel would increase the Company's fuel expense by approximately $0.9 million. Currently, the Company has options in place for 50%, 25% and 10% of its projected aircraft fuel purchases in the first quarter 2002, second quarter 2002, and third quarter 2002, respectively.

Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investment portfolios, and its interest expense from floating debt instruments. The risk associated with the Company's long-term debt is the potential increase in variable interest rates. As of December 31, 2001, the Company had approximately $38.0 million of short-and long-term debt that was subject to changes in interest rates. A 100 basis point change in interest rates would have an annual pre-tax financial impact of $0.4 million.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Page 31      Report of Management
Page 32      Independent Auditors' Report
Page 33      Consolidated Statements of Operations
Page 34      Consolidated Balance Sheets
Page 35      Consolidated Statements of Cash Flows
Page 36      Consolidated Statements of Shareholders' Equity
Page 37      Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                              REPORT OF MANAGEMENT



To the Shareholders of Midwest Express Holdings, Inc.:

The management of Midwest Express Holdings, Inc., is responsible for the preparation, content, integrity and objectivity of the consolidated financial statements and other information contained in this annual report filed on Form 10-K. The consolidated financial statements were prepared using accounting principles generally accepted in the United States of America, applied on a consistent basis. The statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears on the next page.

The Company maintains a system of internal control that is supported by written policies and procedures, and is monitored by management and the internal audit function. Although all internal controls have inherent limitations, including the possibility of circumvention and overriding controls, management believes the Company's internal controls provide reasonable assurance as to the integrity and reliability of the financial statements, and that its assets are safeguarded against unauthorized acquisition, use or disposition. Management takes appropriate actions to correct deficiencies as they are identified.

The Audit Committee of the Board of Directors is composed entirely of outside directors. The Committee meets periodically with the Company's management and internal audit function and with its independent auditors to review auditing, internal control and financial reporting matters.

Based on its assessment of internal control as of December 31, 2001, management believes its internal controls over the preparation of financial statements and the safeguarding of assets are effective.



/s/ Timothy E. Hoeksema

Timothy E. Hoeksema
Chairman, President and Chief Executive Officer



/s/ Robert S. Bahlman

Robert S. Bahlman
Senior Vice President, Chief Financial Officer and Controller

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Midwest Express Holdings, Inc. and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Midwest Express Holdings, Inc. and its subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, Midwest Express Holdings, Inc. changed its methods of accounting for major airframe maintenance as well as Frequent Flyer revenue in 2000.



/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
January 23, 2002

                      CONSOLIDATED STATEMENTS OF OPERATIONS

MIDWEST EXPRESS HOLDINGS, INC.
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          2001           2000           1999
                                       ----------     ----------     ----------
Operating revenues:
  Passenger service                    $  414,155     $  439,376     $  406,803
  Cargo                                     8,844         11,092         11,912
  Other                                    34,443         29,553         28,837
                                       ----------     ----------     ----------
    Total operating revenues              457,442        480,021        447,552
                                       ----------     ----------     ----------
Operating expenses:
  Salaries, wages and benefits            167,300        151,667        126,167
  Aircraft fuel and oil                    86,957         93,709         53,226
  Commissions                              23,582         25,406         30,499
  Dining services                          25,929         25,076         23,892
  Station rental, landing and
   other fees                              36,426         34,897         30,510
  Aircraft maintenance materials
   and repairs                             50,069         54,283         46,076
  Depreciation and amortization            20,945         17,006         13,211
  Aircraft rentals                         24,780         24,508         20,014
  Impairment loss                           8,839              -              -
  Other                                    50,659         46,591         43,205
                                       ----------     ----------     ----------
    Total operating expenses              495,486        473,143        386,800
                                       ----------     ----------     ----------
Operating (loss) income                   (38,044)         6,878         60,752
                                       ----------     ----------     ----------
Other income (expense):
     Interest income                        1,044          1,863          1,117
     Interest expense                      (2,984)          (339)          (270)
     Other, net                            16,304           (113)            68
                                       ----------     ----------     ----------
       Total other income (expense)        14,364          1,411            915
                                       ----------     ----------     ----------
(Loss) Income before income tax
 (credit) provision and cumulative
 effect of accounting changes             (23,680)         8,289         61,667
(Credit) Provision for income taxes        (8,762)         3,062         22,876
                                       ----------     ----------     ----------
(Loss) Income before cumulative
 effect of accounting changes             (14,918)         5,227         38,791
Cumulative effect of accounting
 changes, net of applicable income
 taxes of $2,768                                -         (4,713)             -
                                       ----------     ----------     ----------
Net (Loss) Income                      $  (14,918)    $      514     $   38,791
                                       ==========     ==========     ==========

(Loss) Income per common share - basic:
  (Loss) Income before cumulative
   effect of accounting changes        $    (1.08)    $     0.37     $     2.75
  Cumulative effect of accounting
   changes, net of applicable
   income taxes                                 -          (0.33)             -
                                       ----------     ----------     ----------
  Net (Loss) Income                    $    (1.08)    $     0.04     $     2.75
                                       ==========     ==========     ==========

(Loss) Income per common share - diluted:
  (Loss) Income before cumulative
   effect of accounting changes        $    (1.08)    $     0.37     $     2.71
  Cumulative effect of accounting
   changes, net of applicable
   income taxes                                 -          (0.33)             -
                                       ----------     ----------     ----------
  Net (Loss) Income                    $    (1.08)    $     0.04     $     2.71
                                       ==========     ==========     ==========

                           CONSOLIDATED BALANCE SHEETS

MIDWEST EXPRESS HOLDINGS, INC.
AS OF DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)                                2001           2000
                                                    --------       --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                         $ 46,923       $ 15,703
  Accounts receivable, less allowance for
   doubtful accounts of $149 in 2001 and
   $226 in 2000                                       21,783         15,850
  Inventories                                          7,568          7,988
  Prepaid expenses:
    Commissions                                        2,128          2,491
    Other                                              2,699          2,606
                                                    --------       --------
      Total prepaid expenses                           4,827          5,097
  Deferred income taxes                                9,392          9,351
                                                    --------       --------
         Total current assets                         90,493         53,989
                                                    --------       --------
Property and equipment, net                          256,506        242,875
Landing slots and leasehold rights, less
 accumulated amortization of $3,260 in
 2001 and $2,878 in 2000                               3,490          3,872
Purchase deposits on flight equipment                  3,500          1,900
Other assets, net                                      3,382          3,361
                                                    --------       --------
Total assets                                        $357,371       $305,997
                                                    ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 15,864       $  6,216
  Notes payable                                       38,000         20,000
  Current maturities of long-term debt                 2,013            182
  Air traffic liability                               55,812         54,440
  Accrued liabilities:
    Vacation pay                                       6,021          5,718
    Scheduled maintenance expense                      4,980          6,914
    Frequent Flyer awards                              2,570          2,281
    Other                                             26,612         27,374
                                                    --------       --------
Total current liabilities                            151,872        123,125
                                                    --------       --------
Long-term debt                                        35,097          2,886
Deferred income taxes                                 22,932         21,694
Noncurrent scheduled maintenance expense               6,521          7,566
Accrued pension and other postretirement
 benefits                                             10,368          7,909
Deferred Frequent Flyer partner revenue                8,215          7,517
Other noncurrent liabilities                           7,630          6,024
                                                    --------       --------
Total liabilities                                    242,635        176,721
                                                    --------       --------

Commitments and contingencies (Notes 2, 5 and 10)

Shareholders' equity:
  Preferred stock, without par value,
   5,000,000 shares authorized, no shares
   issued or outstanding                                   -              -
  Common stock, $.01 par value, 25,000,000
   shares authorized, 14,549,531 shares issued           145            145
  Additional paid-in capital                          11,702         11,609
  Treasury stock, at cost; 718,056 shares in
   2001 and 742,680 shares in 2000                   (15,706)       (15,991)
  Retained earnings                                  118,595        133,513
                                                    --------       --------
Total shareholders' equity                           114,736        129,276
                                                    --------       --------
Total liabilities and shareholders' equity          $357,371       $305,997
                                                    ========       ========

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

MIDWEST EXPRESS HOLDINGS, INC.
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(DOLLARS IN THOUSANDS)                           2001        2000        1999
                                              ----------   ---------   ---------
Operating activities:
  Net (loss) income                           $ (14,918)   $    514    $ 38,791
  Items not involving the use of cash:
    Depreciation and amortization                20,945      17,006      13,211
    Impairment loss                               8,839           -           -
    Deferred income taxes                         1,197       2,747       1,470
    Cumulative effect of accounting
     changes, net                                     -       4,713           -
    Other, net                                    4,059       5,674       5,565
  Changes in operating assets and
   liabilities:
    Accounts receivable                          (3,777)     (2,845)       (629)
    Inventories                                     420        (718)     (3,250)
    Prepaid expenses                                270        (452)      1,713
    Accounts payable                              9,648       1,420        (168)
    Deferred Frequent Flyer partner revenue         698       1,151           -
    Accrued liabilities                          (5,942)      3,811         789
    Air traffic liability                         1,372       9,897       1,143
                                              ---------    --------    --------
  Net cash provided by operating activities      22,811      42,918      58,635
                                              ---------    --------    --------
Investing activities:
    Capital expenditures                        (58,171)    (56,209)    (67,206)
    Purchase deposits on flight equipment        (1,600)        100      (2,983)
    Proceeds from sale of property and
     equipment                                    1,745         243          89
    Other, net                                     (549)       (410)     (1,438)
                                              ---------    --------    --------
  Net cash used in investing activities         (58,575)    (56,276)    (71,538)
                                              ---------    --------    --------
Financing activities:
    Proceeds from aircraft financing             35,080           -           -
    Proceeds from debt issuance                  18,000      20,000           -
    Proceeds from sale and leaseback
     transactions                                10,500           -      15,951
    Purchase of treasury stock                        -      (5,982)     (4,253)
    Other, net                                    3,404      (1,006)      3,799
                                              ---------    --------    --------
  Net cash provided by financing activities      66,984      13,012      15,497
                                              ---------    --------    --------
Net increase (decrease) in cash and cash
 equivalents                                     31,220        (346)      2,594
Cash and cash equivalents, beginning of
 year                                            15,703      16,049      13,455
                                              ---------    --------    --------
Cash and cash equivalents, end of year        $  46,923    $ 15,703    $ 16,049
                                              =========    ========    ========
Supplemental cash flow information:
  Cash (received) paid for:
    Income taxes*                             $  (8,608)   $  2,294    $ 20,668
    Interest                                  $   2,692    $    259    $    270
Supplemental schedule of investing
 activities:
  Accrued capital expenditures                $     637    $  1,034    $  1,372
  Transfer of flight equipment from
   purchase deposits to property and
   equipment                                  $       -    $      -    $ 14,366
  Spare parts credit                          $   2,156    $      -    $  1,350

* Included in taxes paid are amounts paid to Kimberly-Clark in accordance with the Tax Agreement totaling $1,689 in 2001, $1,866 in 2000 and $4,047 in 1999.

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


MIDWEST EXPRESS HOLDINGS, INC.
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(DOLLARS IN THOUSANDS)
                                                Common       Additional                                 Total
                                              Stock, $.01     Paid-in       Treasury     Retained    Shareholders'
                                               par value      Capital        Stock       Earnings       Equity
                                              -----------    ----------    ----------    --------    -------------

Balances at December 31, 1998                   $   145       $  9,680     $  (6,401)    $ 94,208      $  97,632
  Net income                                          -              -             -       38,791         38,791
  Purchase of 147,100 shares of treasury
   stock                                              -              -        (4,253)           -         (4,253)
  Issuance (receipt) of common stock upon
   exercise of stock options and related
   tax benefits                                       -          1,395          (104)           -          1,291
  Other                                               -             72             6            -             78
                                                -------       --------     ---------     --------      ---------

Balances at December 31, 1999                       145         11,147       (10,752)     132,999       133,539
  Net income                                          -              -             -          514           514
  Purchase of 276,290 shares of treasury stock        -              -        (5,982)           -        (5,982)
  Issuance of common stock upon exercise
    of stock options and related tax benefits         -            324           667            -           991
  Other                                               -            138            76            -           214
                                                -------       --------     ---------     --------      ---------

Balances at December 31, 2000                       145         11,609       (15,991)     133,513        129,276
  Net (loss)                                          -              -             -      (14,918)       (14,918)
  Issuance of common stock upon exercise
    of stock options and related tax benefits         -             23           182            -            205
  Other                                               -             70           103            -            173
                                                -------       --------     ---------     --------      ---------

Balances at December 31, 2001                   $   145       $ 11,702     $ (15,706)    $118,595      $ 114,736
                                                =======       ========     =========     ========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         MIDWEST EXPRESS HOLDINGS, INC.
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1. Business and Basis of Presentation

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Midwest Express Holdings, Inc. (the "Company") and its subsidiary, which is wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
Midwest Express Airlines, Inc. ("Midwest Express") is a U.S. air carrier providing scheduled passenger service to 26 destinations in the United States. Midwest Express also provides aircraft charter services, air freight and other airline services. In May 1994, Midwest Express established Omaha, Nebraska, as its first base of operations outside of Milwaukee, and currently provides nonstop jet service between Omaha and five destinations. In September 2000, Midwest Express established Kansas City, Missouri, as its third base of operations and currently provides nonstop jet service between Kansas City and 10 destinations. Astral Aviation, Inc., doing business as Skyway Airlines, The Midwest Express Connection ("Astral"), provides regional scheduled passenger service to cities primarily in the midwest. Astral is a wholly owned subsidiary of Midwest Express.

NOTE 2. SEPTEMBER 11, 2001 IMPACT

As a result of the unprecedented financial losses that all airlines incurred due to the September 11, 2001 terrorist attacks, the President signed into law the Air Transportation Safety and System Stabilization Act on September 22, 2001. This Act provides financial support to air carriers for direct and incremental losses incurred as a result of September 11. Support was provided in the form of a $5.0 billion grant ($4.5 billion for passenger carriers and $0.5 billion for cargo carriers), $10.0 billion in loan guarantees, assistance with increased insurance costs and delayed federal excise tax payments. The grant provided assistance with direct losses incurred as a result of the September 11 air transportation system shutdown and the continuing incremental losses incurred through December 31, 2001. Loan guarantees will be extended to air carriers that are unable to obtain the same credit that was available to them prior to September 11. Insurance assistance is being provided to mitigate the effects of reduced insurance coverage and significantly increased premiums.

The Company was severely impacted by the terrorist attacks of September 11. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 1,000 Midwest Express and Astral flights. The Company estimates that the events of September 11 negatively impacted operating income for the year by approximately $18.0 million. This resulted from a combination of lost revenue from canceled flights, lower load factors and revenue yield on flights operated, and costs incurred during and after the temporary shutdown.

The Company recognized non-operating income of $16.3 million in 2001 associated with amounts claimed under the Air Transportation Safety and System Stabilization Act. Of the amount claimed, the Company received $13.9 million as of December 31, 2001 and expects to receive the remaining $2.4 million in 2002. The amount recorded represents the total amount claimed since the incurred losses prior to December 31, 2001 were in excess of this amount. Because revenue will remain depressed for an unknown length of time, the Company has taken a number of initiatives to reduce costs. The Company implemented schedule changes that eliminated service, reduced flight frequency, used smaller aircraft in some markets and transitioned service from Midwest Express to Astral in some markets. The result of these schedule changes for the last four months of 2001 is a capacity reduction of about 20% compared to the pre-September 11 operations plan. The Company plans to begin re-adding some capacity in March 2002 as travel demand warrants.

The Company reduced employee headcount to lower costs. In May 2001, the Company completed permanent layoffs of approximately 250 full-time-equivalent employees; the Company recorded charges of $1.1 million related to the workforce reduction. The $1.1 million charge includes salaries, wages and benefits, legal, severance costs and outplacement services. All amounts were paid as of December 31, 2001. Subsequent to September 11, the Company furloughed approximately 550 full-time-equivalent employees: 450 at Midwest Express and 100 at Astral. The Company implemented a salary freeze for all employees except pilots' wages which are covered by a collective bargaining agreement. The Company asked the pilots for similar wage concessions, but has been unsuccessful in securing these concessions to date. Effective October 1, 2001, the Company also temporarily suspended matching contributions to employee 401(k) programs.

Additional cost reductions include the implementation of a new commission structure for travel agents that caps commissions at lower levels beginning in September 2001, changes to the dining services program to comply with new security directives and implement roundtrip catering on most flights (whereby meals for both segments of a roundtrip route are loaded at the origin city), and reduced advertising and promotional spending.

The Company's credit facility requires compliance with certain financial covenants (see Note 6). The Company expects to meet the covenants for the remainder of the agreement. If the Company is not able to comply with the covenants, it expects to be able to negotiate a waiver for the noncompliance.

Given the uncertainties associated with the aftermath of the events of September 11 and economic conditions in general and those of the airline industry in particular, the Company continues to operate in a highly unpredictable environment. The Company's credit facility expires on August 30, 2002 (see Note
6). The Company believes that it will be able to renegotiate this credit facility at terms acceptable to the Company. In the event the Company cannot renegotiate the credit facility with the current collateral arrangements, the Company would have the option of applying for a federal loan guarantee pursuant to the Air Transportation Safety and System Stabilization Act. The Company believes that it would qualify for guarantees to support substantially all of the outstanding amounts at December 31, 2001. Based upon the current general economic and industry outlook, the Company believes its existing cash and cash equivalents, cash flow from operations, funds available from and the renewal of credit facilities (See Note 6), federal government grant money, and Fairchild arbitration settlement proceeds (see Note 10) will be adequate to meet its current and anticipated working capital requirements. If these sources are inadequate or become unavailable, the Company will pursue additional funds through the mortgage of unencumbered assets, recovery of amounts withheld related to credit card transactions and funds available with the benefit of federal loan guarantees. The Company believes that all of these sources will be adequate to meet its current and anticipated working capital requirements through 2002.

NOTE 3. ACCOUNTING POLICIES

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America and to accounting practices generally followed in the airline industry. Significant policies followed are described below.

Cash and Cash Equivalents
The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. They are carried at cost, which approximates market.

Inventories
Inventories consist primarily of aircraft maintenance parts, maintenance supplies and fuel stated at the lower of cost on the first-in, first-out (FIFO) method or market, and are expensed when used in operations.

Property and Equipment
Property and equipment are stated at cost and are depreciated on the straight-line method applied to each unit of property for financial reporting purposes and by use of accelerated methods for income tax purposes. Aircraft are depreciated to estimated residual values, and any gain or loss on disposal is reflected in income.

The depreciable lives for the principal asset categories are as follows:
    Asset Category                      Depreciable Life
    --------------                      ----------------
    Flight equipment                    10 to 15 years
    Other equipment                     5 to 8 years
    Office furniture and equipment      5 to 20 years
    Buildings                           40 years
    Building improvements               Lesser of 20 years or remaining life
                                         of building or lease

Other Assets
Airport takeoff and landing slots have historically appreciated in value, and are occasionally traded, sold or leased among airlines. The cost of takeoff and landing slots is amortized on the straight-line method over 20 years consistent with industry practice. The cost of airport leasehold rights is amortized on the straight-line method over the term of the lease. The cost of capitalized software is amortized on the straight-line method over five years or less.

Impairment of Long-Lived Assets
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. During the second quarter 2001, the Company decided to accelerate the retirement of eight Midwest Express DC-9-10 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, resulting in an impairment as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

The Federal Aviation Administration has designated John F. Kennedy International Airport ("Kennedy") and La Guardia Airport ("La Guardia") in New York, O'Hare International Airport ("O'Hare") in Chicago and Ronald Reagan Washington National Airport ("Washington National") in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at these airports. In April 2000, legislation was signed eliminating slot restrictions beginning in 2001 at O'Hare and in 2007 at La Guardia and Kennedy. The Company operates slots at La Guardia and Reagan National. As a result of the passage of this legislation, the Company adjusted the book life of its La Guardia slots in 2000. The affect of the adjustment on the asset was immaterial.

Revenue Recognition
Passenger revenue, related commissions, if any, and cargo revenues are recognized in the period when the service is provided. A portion of the revenue from the sale of Frequent Flyer miles is deferred and recognized when transportation is provided to the passenger. Contract maintenance revenue is recognized when work is completed and invoiced. The estimated liability for sold, but unused, tickets is included in current liabilities as air traffic liability. The amount of commissions associated with unearned revenue is included in current assets as prepaid commissions.

Advertising Expense
Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $6.9 million, $6.9 million and $5.6 million, respectively.

Concentrations of Risk
Certain of the Company's employees are covered under various collective bargaining agreements. The Astral pilots' contract expired in January 2002. The Company and ALPA are currently in negotiations for a new contract. The Midwest Express pilots' contract expires in February 2005. These contracts represent 5.8%, and 9.5% respectively, of the Company's employees at December 31, 2001.

Fair Value of Financial Instruments
The Company believes the carrying value of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and long-term debt) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate. The carrying value of derivative instruments have been marked to market based upon the fair value of similar instruments as of the balance sheet date.

Maintenance and Repair Costs
Routine maintenance and repair costs for owned and leased aircraft are charged to expense when incurred. Effective January 1, 2000, the Company changed its accounting policy associated with major maintenance on airframes in conjunction with the Company's efforts to divide major maintenance events into smaller, more frequent events; as a result, the Company expenses airframe maintenance costs as they are incurred. In the past, major airframe costs were either (1) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or (2) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Costs associated with major maintenance on aircraft engines will continue to use the deferral or accrual method. The actual maintenance and repair costs to be incurred could differ from the Company's estimates.

In June 2001, the Company entered into a contract with FiatAvio S.p.A to provide all major maintenance for MD-80 aircraft engines. This agreement allows the Company to expense engine maintenance based on a fixed flight hour rate that covers all scheduled and certain unscheduled maintenance events. This contract is expected to provide long-term stabilization of engine operations costs on the MD-80 fleet.

Frequent Flyer Program
Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. The Company believes the new method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with miles earned by travel under the Company's Frequent Flyer program is accrued based on estimated redemption percentages applied to actual mileage recorded in members' accounts. The ultimate cost will depend on the actual redemption of Frequent Flyer miles and may be greater or less than amounts accrued at December 31, 2001.

Postretirement Health Care and Life Insurance Benefits
The costs of health care and life insurance benefit plans for retired employees are accrued over the working lives of employees in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes ("SFAS 109")." SFAS No. 109 requires that deferred income taxes be determined under the asset and liability method. Deferred income taxes have been recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to differences between the financial reporting and the tax bases of assets and liabilities.

Leases
Rental obligations under operating leases for aircraft, facilities and equipment are charged to expense on the straight-line method over the term of the lease.

Derivative Instruments and Hedging Activities
On January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the Company's consolidated financial statements. The Company does not hold or issue derivative instruments for trading purposes; the Company does utilize option contracts to cap a portion of its exposure for aircraft fuel. At December 31, 2001, the Company had such contracts in place for 50%, 25%, and 10% of its projected aircraft fuel purchases in the first quarter of 2002, second quarter of 2002, and third quarter of 2002, respectively.

The primary objective of the Company's derivative instrument policy is to mitigate the Company's exposure to the fluctuation in aircraft fuel prices. The Company enters into option cap arrangements, which allow it to cap the price of a specified number of gallons of aircraft fuel. At December 31, 2001, the Company's option cap arrangements were valued at $0.9 million and are included in other prepaid expenses in the consolidated balance sheet. Settlement costs and changes in the fair value of these arrangements are included in aircraft fuel expenses in the consolidated statement of operations.

The Company elected not to account for the current contracts as hedges; however, it may do so for future contracts. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an ongoing basis. The change in fair value of the effective portion of the hedge is included in other comprehensive income until the period in which the related aircraft fuel purchases are consumed and recognized as an expense. Any ineffective portions are to be recognized in earnings immediately. In calculating the ineffective portion of hedge performance under SFAS No. 133, all changes in the time value component related to any option premiums paid are included in the calculation and are recognized as income during the life of the contract.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the year. Future results could differ from those estimates.

New Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for the Company on January 1, 2002, and supercedes SFAS No 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Under SFAS No.144, impairment is recognized if the long-lived asset is not recoverable from expected undiscounted cash flows and is measured by the amount the carrying value of the asset exceeds its fair value. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment. The Company has not completed its assessment of the impact of SFAS No. 144 on its consolidated financial statements.

NOTE 4. PROPERTY AND EQUIPMENT

As of December 31, 2001 and 2000, property and equipment consisted of the following (in thousands):

                                              2001           2000
                                           ----------      ---------
     Flight equipment                      $ 306,241       $ 262,119
     Other equipment                          15,446          13,922
     Buildings and improvements               25,473          26,379
     Office furniture and equipment           18,587          16,203
     Construction in progress                 16,062          31,460
                                           ---------       ---------
                                             381,809         350,083
     Less accumulated depreciation          (125,303)       (107,208)
                                           ---------       ---------
     Property and equipment, net           $ 256,506       $ 242,875
                                           =========       =========

Note 5. Leases

The Company leases aircraft, terminal space, office space and warehouse space. Future minimum lease payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 were as follows (in thousands):

     Year ended December 31,
     2002                                  $  30,156
     2003                                     29,086
     2004                                     26,397
     2005                                     24,420
     2006                                     22,861
     2007 and thereafter                     121,073
                                           ---------
                                           $ 253,993
                                           =========

As of December 31, 2001, Midwest Express had 14 jet aircraft in service financed by operating leases. These leases have expiration dates ranging from 2004 through 2011 and can generally be renewed, based on the fair market value at the end of the lease term, for one to three years. All of the leases include purchase options at or near the end of the lease term at fair market value, but generally not in excess of the lessor's defined cost of the aircraft.

As of December 31, 2001, Astral's 15 turboprop aircraft were financed under operating leases with initial lease terms of five to 12 years, and expiration dates ranging from 2004 through 2008. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

In the fourth quarter 1999, the Company entered into lease agreements to finance the acquisition of five Fairchild Dornier 328JETs. The leases run for a term of
16.5 years, with expiration of all leases occurring in 2016. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance facility for Astral located at General Mitchell International Airport. Construction was completed and occupancy of the new maintenance facility occurred in February 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

In October 1998, Midwest Express moved into a newly constructed maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport. To finance the $7.9 million project, the City of Milwaukee issued variable-rate demand industrial development revenue bonds. The Company's variable rent payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million credit facility.

Rent expense for all operating leases, excluding landing fees, was $39,021,000, $38,259,000 and $31,096,000 for 2001, 2000 and 1999, respectively.

NOTE 6. FINANCING AGREEMENTS

As of December 31, 2001, the Company had a $55.0 million secured bank credit facility. The credit facility, scheduled to expire August 30, 2002 (see Note 2) is secured by, with certain exceptions, substantially all non-aircraft personal property assets of the Company and by certain aircraft. The credit facility agreement requires quarterly compliance of certain financial covenants. The fees and borrowing costs under the agreement are higher than they were prior to August 31, 2001, which is the date the facility became effective. The interest rate on borrowings under the facility is LIBOR plus 250 basis points (4.5% as of December 31, 2001). That interest rate spread and certain fees and costs are subject to reduction based upon improved financial covenant performance.

As of December 31, 2001, the Company had borrowings under the facility totaling $38.0 million. The Company made a $10.0 million payment of principal in connection with the amendment in January 2002 that reduced borrowings to $28.0 million. In addition, as of December 31, 2001, letters of credit totaling approximately $16.8 million were outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities and for other purposes.

The availability of the $55.0 million under the credit facility is subject to a calculation based on the valuation of certain elements of the collateral for the credit facility. The credit facility agreement was amended in January 2002 to change the way that calculation is done. As a result, the Company may obtain credit of up to $45.0 million on the basis of personal property assets, and if the Company mortgages its headquarters real estate to the banks, additional credit of up to the collateral basis of the headquarters real estate but not more than $10.0 million.

As of December 31, 2001, the Company was in compliance with the financial covenants contained in the bank credit agreement. The Company also expects to meet the covenants for the first quarter 2002 and for the remaining term of the agreement. If the Company is not able to comply with the covenants and the relevant banks do not agree to modify them, then the $44.8 million outstanding in January 2002, which includes outstanding letters of credit, under the credit agreement could become immediately due and payable. Further, the credit agreement expires August 30, 2002. The Company must be able to extend or replace the credit agreement through its existing banks and/or new banks at or before the time it expires, because all amounts then outstanding under the credit agreement would otherwise become due and payable.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. Among them is an agreement with an organization that processes Mastercard/Visa transactions; this organization is also a lender under the bank credit facility. This agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that it funded by retaining cash that it otherwise would deliver to the Company under the agreement. Credit card processors have financial risk associated with tickets purchased for travel in the future because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately deliver the travel. As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or approximately $20.0 million. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity or leverage-type covenants, breaches of the Company's obligations under the card processing agreement and default under the bank credit facility agreement. The Company anticipates meeting all required credit card processing agreement covenants for the first quarter 2002. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft.

The amounts discussed above are being withheld due to the lack of collateralization to mitigate the credit card processor's financial risk. The Company believes it has the ability to recover substantially all of the funds withheld, if needed, by obtaining a letter of credit that would eliminate the exposure to the credit card processors.

Three 328JETs were debt-financed in 2001, each for a period up to 32 months at fixed interest rates ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. The Company expects to refinance these 328JETs for longer terms when the initial financing expires in 2003. In June 2001, one MD-80 series aircraft was debt-financed for $8.1 million over seven years at a fixed interest rate of 7.39%. Future maturities of long-term debt on these aircraft for the next five years are as follows (in thousands):

     Year ended December 31,
     2002                                   $  1,800
     2003                                     17,961
     2004                                      8,685
     2005                                        774
     2006                                        833
     2007 and thereafter                       4,171

In August 1997, the Company purchased its headquarters building, which it had previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. The mortgage note has an interest rate of 8.25% and is payable in monthly installments through April 2011. Future maturities of long-term debt on the headquarters building for the next five years are as follows (in thousands):

     Year ended December 31,
     2002                                   $    213
     2003                                        233
     2004                                        253
     2005                                        274
     2006                                        298
     2007 and thereafter                       1,615

Substantially all of the Company's fixed assets are pledged as collateral for the above financing arrangements.

Note 7. Net (Loss) Income Per Share

Reconciliations of the numerator and denominator of the basic and diluted net
(loss) income per share computations are summarized as follows (in thousands, except per share amounts):

                                              2001        2000        1999
                                              ----        ----        ----
Net (Loss) Income Per Share - Basic:
(Loss) income before cumulative effect
 of accounting changes                     $ (14,918)   $  5,227    $ 38,791
Cumulative effect of accounting
 changes, net                                      -      (4,713)          -
                                           ---------    --------    --------
Net (loss) income (numerator)              $ (14,918)   $    514    $ 38,791
                                           =========    ========    ========

Weighted average shares outstanding
 (denominator)                                13,829      13,947      14,121
                                           =========    ========    ========
Net (loss) income per share - basic        $   (1.08)       0.04        2.75
                                           =========    ========    ========

Net (Loss) Income Per Share - Diluted:
(Loss) income before cumulative effect
 of accounting changes                     $ (14,918)   $  5,227    $ 38,791
Cumulative effect of accounting
 changes, net                                      -      (4,713)          -
                                           ---------    --------    --------

Net (loss) income (numerator)              $ (14,918)   $    514    $ 38,791
                                           =========    ========    ========

Weighted average shares outstanding           13,829      13,947      14,121
Effect of dilutive securites:
Stock options (1)                                  -         109         160
Shares issuable under the 1995 Stock
 Plan for Outside Directors (1)                    -          11          12
                                           ---------    --------    --------
Weighted average shares outstanding
 assuming dilution (denominator)              13,829      14,067      14,293
                                           =========    ========    ========
Net (loss) income per share - diluted      $   (1.08)   $   0.04    $   2.71
                                           =========    ========    ========


(1) Stock options outstanding and shares issuable under the 1995 Stock Plan for Outside Directors of 45 and 12, respectively, were excluded from the 2001 calculation as their effect was anti-dilutive.

NOTE 8. SHAREHOLDERS' EQUITY

In 1996, the Board of Directors adopted a shareholder rights plan and made a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's common stock. As a result of the 3-for-2 stock splits effected in May 1997 and 1998, four-ninths of a Right is now associated with each share of common stock. The Rights are exercisable only if a person or entity acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. Each Right initially entitles its holder to purchase one one-hundredth share of the Company's Series A Preferred Stock at an exercise price of $100, subject to adjustment. If a person or entity acquires 15% or more of the Company's common stock, then each Right will entitle the holder to purchase, at the Right's then-current exercise price, Company common stock valued at twice the exercise price. The Board of Directors is also authorized to reduce the 15% threshold referred to above to not less than 10%. The Rights expire in 2006.

Under the Company's 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of common stock. An aggregate of 2,548,900 shares of common stock is reserved for issuance under the Plan, of which 962,475 are available for future grants at December 31, 2001. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Transactions with respect to the Plan have been adjusted to reflect the effect of the two stock splits and are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                   Shares            Price
                                                   --------         --------

Options outstanding at December 31, 1998           761,975          $  18.49
   Granted                                         309,250             29.27
   Exercised                                       (77,150)            11.01
   Forfeited                                       (72,850)            27.62
                                                 ---------
Options outstanding at December 31, 1999           921,225             22.02
   Granted                                         286,100             23.83
   Exercised                                       (61,850)            11.69
   Forfeited                                       (80,510)            28.30
                                                 ---------
Options outstanding at December 31, 2000         1,064,965             22.63
   Granted                                         353,075             18.21
   Exercised                                       (15,750)            10.32
   Forfeited                                        (6,490)            25.93
                                                 ---------

Options outstanding at December 31, 2001         1,395,800             21.63
                                                 =========

Options exercisable with their weighted average exercise price as of December 31, 2001, 2000 and 1999 were: 769,055 options at $21.71; 548,710 options at
$18.83 and 391,200 options at $14.76, respectively.

Options exercisable at December 31, 2001 consisted of:

                  Exercise Price           Number of Options
                  --------------           -----------------

                    $    8.00                   134,000
                        14.00                    22,500
                        15.14                    22,500
                        16.11                   157,325
                        17.28                     6,000
                        18.28                     1,800
                        19.28                     3,600
                        21.84                     1,290
                        23.66                       540
                        24.25                     1,080
                        24.50                    68,400
                        25.00                     2,160
                        25.94                     4,890
                        26.78                     4,890
                        29.22                   129,580
                        30.28                     2,700
                        30.52                   195,750
                        31.00                     2,580
                        32.56                     2,580
                        33.63                     4,890
                    ---------                   -------
                                                769,055

The following table summarizes information concerning options outstanding at December 31, 2001:

                                                   Weighted
                                                    Average         Weighted
                                                   Remaining        Average
                                  Number          Contractual       Exercise
Range of Exercise Prices        Outstanding          Life            Price
------------------------        -----------       -----------       --------

$8.00                              134,000         3.7 years         $ 8.00
$10.00-$14.99                       55,700         7.2 years          14.22
$15.00-$19.99                      523,200         7.7 years          17.65
$20.00-$24.99                      229,300         8.1 years          24.44
$25.00-$29.99                      236,600         7.2 years          28.89
$30.00-$34.99                      217,000         6.2 years          30.68
                                 ---------         ---------          -----
Options outstanding at
December 31, 2001                1,395,800         7.1 years         $21.63
                                 =========         =========         ======

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected for the stock option plan in the consolidated financial statements.

Had compensation costs for the Company's stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               2001         2000         1999
                                               ----         ----         ----
  Net (loss) income:
     As reported                            $ (14,918)    $    514     $ 38,791
     Pro forma                              $ (16,886)    $ (1,382)    $ 36,920
  Net (loss) income per share - basic:
     As reported                            $   (1.08)    $   0.04     $   2.75
     Pro forma                              $   (1.22)    $  (0.10)    $   2.61

  Net (loss) income per share - diluted:
     As reported                            $   (1.08)    $   0.04     $   2.71
     Pro forma                              $   (1.22)    $  (0.10)    $   2.58


For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               2001         2000         1999
                                               ----         ----         ----
  Expected volatility                          37.4%        32.2%        30.9%
  Risk-free interest rate                       4.3%         5.0%         6.5%
  Forfeiture rate                               1.5%         2.0%         5.0%
  Dividend rate                                 0.0%         0.0%         0.0%
  Expected life in years                        7.9          7.2          5.0

Based on these assumptions, the weighted average fair value of options granted in each of the last three years are: $9.14 in 2001, $10.89 in 2000, and $11.58 in 1999.

Note 9. Income Taxes

The (credit) provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                               2001         2000         1999
                                               ----         ----         ----
 Current (credit) provision:
 Federal                                   $ (10,063)    $ (2,506)    $ 18,122
 State                                           104           53        3,284
                                           ---------     --------     --------
 Deferred provision:
 Federal                                       1,079        2,204        1,272
 State                                           118          543          198
                                           ---------     --------     --------
                                               1,197        2,747        1,470
                                           ---------     --------     --------
(Credit) provision for income taxes        $  (8,762)   $     294     $ 22,876
                                           =========    =========     ========


A reconciliation of income taxes at the U.S. federal statutory tax rate to the effective tax rate follows:

                                               2001         2000         1999
                                               ----         ----         ----
(Credit) tax at statutory U.S. tax rates      (35.0)%       35.0%        35.0%
State income taxes, net of federal
 benefit                                       (3.8)         3.8          3.8
Valuation allowance                             4.6            -           -
Other, net                                     (2.8)        (2.4)        (1.7)
                                              -----         ----         ----
(Credit) provision for income taxes           (37.0)%       36.4%        37.1%
                                              =====         ====         ====

Deferred tax assets and liabilities resulting from temporary differences comprise the following (in thousands):

                                                   2001          2000
                                                   ----          ----
Current deferred income tax assets
 attributable to:
Frequent Flyer                                  $   5,319     $   4,662
Accrued liabilities                                 2,403         2,235
Maintenance expense liability                       1,633         2,443
Other                                                  37            11
                                                ---------     ---------
Net current deferred tax assets                 $   9,392     $   9,351
                                                =========     =========

Noncurrent deferred income tax
 (liabilities) assets attributable to:
Excess of tax over book depreciation            $ (38,343)    $ (31,569)
Maintenance expense liability                       2,413         2,800
Frequent Flyer                                      3,039         2,781
Pension liability                                   2,766         2,094
Net operating loss carry forwards                   4,393             -
Valuation allowance                                (2,000)            -
Other                                               4,800         2,200
                                                ---------     ---------
Net noncurrent deferred tax liablities          $ (22,932)    $ (21,694)
                                                =========     =========

As of December 31, 2001, the Company has state net operating loss carryforwards of approximately $55 million, which will begin to expire in the year ending December 31, 2015. As of December 31, 2001, the Company has federal net operating loss carry forwards of approximately $8 million, which will begin to expire in the year ending December 31, 2021. In 2001, the Company recorded a valuation allowance on the state net operating loss carry forwards of $2 million based on the Company's best estimates.

In connection with the Company's initial public offering in 1995 (the "Offering"), the Company, Midwest Express, Astral and Kimberly-Clark entered into a Tax Allocation and Separation Agreement ("Tax Agreement"). Pursuant to the Tax Agreement, the Company is treated for tax purposes as if it purchased all of Midwest Express' assets at the time of the Offering, and as a result, the tax bases of Midwest Express' assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. This additional basis is expected to result in increased income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company will pay to Kimberly-Clark the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit), as realized on a quarterly basis, calculated by comparing the Company's actual taxes to the taxes that it would have owed had the increase in basis not occurred. In the event of certain business combinations or other acquisitions involving the Company, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits or carryovers of businesses other than those historically conducted by Midwest Express or the Company. Except for the 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax bases of Midwest Express' assets. The effect of the retained 10% benefit is reflected in the consolidated financial statements as a reduction in the Company's provision for income taxes.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In February 1997, Midwest Express agreed to pay $9.25 million over 15 years for the naming rights to the Midwest Express Center, an 800,000 square-foot convention center in Milwaukee that opened in July 1998. As of December 31, 2001, the Company had remaining cash payments on this commitment of $5.5 million. In November 1999, the Company signed a purchase agreement to acquire four MD-80 series aircraft previously operated by Scandinavian Airlines System ("SAS"). One aircraft was delivered in September 2000, one in February 2001 and one in June 2001. The Company has decided to terminate the contract to purchase the fourth aircraft; that decision was the result of the soft economy and desire to focus on the Boeing 717 aircraft deliveries beginning in 2003. After refurbishment and modification, one aircraft entered scheduled service in June 2001 while another aircraft was placed in charter service in November 2001. The refurbishment process for the last MD-80 series aircraft has been temporarily suspended and will be completed after travel demand dictates the need for more capacity.

The Company settled its pending arbitration with Fairchild Dornier GmbH regarding the production of the 428JET during the third quarter 2001. As a result of the settlement, Astral intends to retain its existing fleet of eight Fairchild Dornier 328JETs and will receive four more. In first quarter 2002, the Company expects to receive and record a $46.0 million pre-tax gain ($29.0 million after tax) associated with the settlement. The gain, which represents approximately 60% of the expected benefits of the settlement, includes a cash payment and substantial discounts on two 328JETs. Future benefits of the remainder of the settlement will be recorded when received.

In April 2001, the Company signed a memorandum of understanding for firm orders for 20 new Boeing 717 aircraft, with purchase rights for an additional 30 aircraft. The purchase agreement for the aircraft was signed in September 2001. Under the purchase agreement, delivery of the 20 aircraft is scheduled to begin in February 2003. These aircraft will be used to expand service in existing and new markets, and also eventually replace the DC-9 aircraft in the Midwest Express fleet.

In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft; in August 2001, the parties signed a purchase agreement relating to this order. The firm order is valued at $400 million. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2003. Subsequently, the Company reached agreement with Embraer to delay delivery of the first aircraft until January 2004. This delay will allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest Express fleet in 2003 and also provide additional time for the Company to evaluate financing alternatives for aircraft acquisitions. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. These regional jets are expected to provide Astral with flexibility to serve markets with differing capacity demands.

The Company is party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial statements.

NOTE 11. RETIREMENT AND BENEFIT PLANS

Qualified Defined Benefit Plans
In 2001, Midwest Express had one qualified defined benefit plan; the Pilot's Supplemental Pension Plan. This plan provides retirement benefits to Midwest Express pilots represented by their collective bargaining agreement.

In 2000, there was an additional qualified defined benefit retirement plan ("Midwest Express Pension Plan") that provided benefits to substantially all employees. This plan was terminated on March 31, 2000 and replaced by a money purchase plan, a qualified defined contribution retirement plan that is currently providing retirement benefits to substantially all employees. The money purchase plan ("Retirement Account Plan") was adopted effective April 1, 2000. The benefits under the Midwest Express Pension Plan prior to March 31, 2000 were paid to employees in December 2000. Employees had the option to have the lump sum of the Midwest Express Pension Plan benefit transferred to the new Retirement Account Plan or to receive annuity payments.

Nonqualified Defined Benefit Plans
Nonqualified defined benefit plans consist of an "Executive Supplemental Plan" and a "Pilots Nonqualified Supplemental Pension Plan." The Executive Supplemental Plan provides annuity benefits for salary in excess of IRS salary limits that could not be applied in the qualified Salaried Employees' Retirement Plan. The Executive Supplemental Plan was terminated as of March 31, 2000; however, benefits remain frozen in this account while the Company evaluates alternatives.
The other Midwest Express nonqualified defined benefit plan is the Pilots' Nonqualified Supplemental Pension Plan. This plan provides Midwest Express pilots with annuity benefits for salary in excess of Internal Revenue Service
(IRS) salary limits that cannot be covered by the qualified Pilots' Supplemental Pension Plan.

The following table sets forth the funded status of the plans as of December 31 (in thousands):

                                            Midwest Express      Midwest Express
                                               Qualified          Nonqualified
                                                Defined              Defined
                                             Benefit Plans        Benefit Plans
                                          -------------------   ----------------
                                            2001       2000      2001     2000
                                          -------   ---------   ------  --------
Change in Benefit Obligation
Net benefit obligation at
 beginning of year                        $ 4,680   $ 26,812    $ 856   $ 1,343
Service cost                                  539      1,111        7        29
Interest cost                                 443      2,442       60       118
Plan amendments                                 -      4,104        -       225
Actuarial loss (gain)                       1,116        634      (23)      (19)
Curtailment (gain)                              -     (9,874)       -      (840)
Settlement loss                                 -      6,408        -         -
Gross benefits paid                             -    (26,957)       -         -
                                          -------   --------    -----   -------

Net benefit obligation at end
 of year                                  $ 6,778   $  4,680    $ 900   $   856
                                          =======   ========    =====   =======

                                          Midwest Express       Midwest Express
                                             Qualified           Nonqualified
                                              Defined               Defined
                                           Benefit Plans         Benefit Plans
                                        -------------------   ------------------
                                          2001       2000       2001      2000
                                        -------   ---------   --------  --------
Change in Plan Assets
Fair value of assets at beginning
 of year                                $     -   $ 22,329
Actual return on plan assets                  2        452
Employer contributions                      543      4,176
Gross benefits paid                           -    (26,957)
                                        -------   --------
Fair value of plan assets at end
 of year                                $   545   $      -
                                        =======   ========

Funded status at end of year            $(6,233)  $ (4,680)   $  (900)  $  (856)
Unrecognized net actuarial loss
 (gain)                                   1,133          -        (17)        -
Unrecognized prior service cost           3,598      3,887        197       213
                                        -------   --------    -------   -------
Accrued benefit liability               $(1,502)  $   (793)   $  (720)  $  (643)
                                        =======   ========    =======   =======

Weighted-average assumptions
Discount rate
                                           7.25%      7.75%      7.25%     7.75%
Expected return on plan assets
                                           9.00%     10.00%
Rate of compensation increase
                                           5.44%      4.25%      4.50%     4.25%
Rate of compensation increase
                                           5.44%      4.25%      4.50%     4.25%

The net periodic benefit cost of benefit pension plans for the years ending December 31, 2001, 2000 and 1999, respectively, includes the following (in thousands):

                                                             Midwest Express
                           Midwest Express Qualified          Nonqualified
                             Defined Benefit Plans        Defined Benefit Plans
                          ----------------------------    ---------------------
                           2001       2000       1999     2001     2000    1999
                          -------   --------   --------   -----   ------   ----
Components of Net
 Periodic Benefit
 Cost

Service cost              $  539    $ 1,111    $ 3,266    $  7    $  29    $ 68
Interest cost                443      2,442      2,092      60      118     106
Expected return
 on assets                   (19)    (2,241)    (1,802)
Amortization of:
  Transition obligation        -          6         23       -        1       4
  Prior service cost         289        217         (2)     16       13       5
  Actuarial loss (gain)        -          -        409      (7)      20      36
                          ------    -------    -------    ----    -----    ----
Total net periodic
 benefit cost             $1,252    $ 1,535    $ 3,986    $ 76    $ 181    $219

FAS 88 charges
  Curtailment (credit)         -     (8,232)         -       -     (342)      -
  Settlement charge            -      8,237          -       -        -       -
                          ------    -------    -------    ----    -----    ----
Total net periodic
 benefit cost             $1,252    $ 1,540    $ 3,986    $ 76    $(161)   $219
                          ======    =======    =======    ====    =====    ====


Postretirement Health Care and Life Insurance Benefits
Midwest Express allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally non-contributory for current retirees, and are contributory for most future retirees.

The following table sets forth the status of the plans as of December 31, 2001 and 2000 respectively (in thousands):

                                                    2001        2000
                                                    ----        ----
Change in Benefit Obligation
Net benefit obligation at beginning of year       $ 4,604      $ 3,580
Service cost                                          573          443
Interest cost                                         389          310
Plan amendments                                         -          298
Actuarial loss (gain)                                 329          (25)
Gross benefits paid                                    (6)          (2)
                                                  -------      -------
Net benefit obligation at end of year             $ 5,889      $ 4,604
                                                  =======      =======

Change in Plan Assets
Fair value of assets at beginning of year         $     -      $     -
Employer contributions                                  6            2
Gross benefits paid                                    (6)          (2)
                                                  -------      -------
Fair value of plan assets at end of year          $     -      $     -
                                                  =======      =======

Funded status at end of year                      $(5,889)     $(4,604)
Unrecognized net actuarial loss                     1,101          484
Unrecognized prior service cost                         -          298
                                                  -------      -------
Accrued benefit liability                         $(4,788)     $(3,822)
                                                  =======      =======

Weighted-average assumptions
Discount rate
                                                     7.25%        7.75%
Rate of compensation increase                        4.38%        4.25%

The net periodic benefit cost of postretirement health care and life insurance benefits for the years ending December 31, 2001, 2000 and 1999, respectively includes the following (in thousands):

                                             2001         2000        1999
                                             ----         ----        ----
Components of Net Periodic
Benefit Cost
Service cost                                $  573       $  443      $  430
Interest cost                                  389          310         266
Actuarial loss                                  10            7          37
                                            ------       ------      ------
Total net periodic benefit cost             $  972       $  760      $  733
                                            ======       ======      ======

The preset limit on the Company's annual payment toward retiree healthcare has been reached; all costs above this preset cap are paid by retirees.

Qualified Defined Contribution Plans
Midwest Express makes monthly contributions to substantially all employees' accounts under the Retirement Account Plan. Company contributions vary based on the age of the employee. In addition, under the new Retirement Account Plan, some employees who were participants in the Midwest Express Pension Plan on March 31, 2000 may receive additional transition benefits each year.

Company contributions under the Retirement Account Plan are limited to the extent required by tax provisions. To the extent contributions to the Retirement Account Plan are limited under tax law, any excess will be paid pursuant to supplemental retirement arrangements. The amount expensed and reflected in the accompanying consolidated statements of operations was $4,568,000 and $3,110,000 in 2001 and 2000, respectively.

The Company has two voluntary defined contribution investment plans covering substantially all employees. Under these plans, the Company matches a portion of an employee's contributions. Amounts expensed and reflected in the accompanying consolidated statements of operations were $2,012,000, $2,437,000 and $1,642,000 in 2001, 2000 and 1999, respectively. Effectively October 1, 2001, the Company temporarily suspended matching contributions to 401(k) programs following the events of September 11.

Profit Sharing Plans
The Company has three profit sharing plans: an employee profit sharing plan for substantially all employees of Midwest Express, an employee profit sharing plan for substantially all employees of Astral, and an Annual Incentive Plan for key management employees. Company contributions for all plans are based primarily on achieving specified levels of profitability. The Company expensed $0, $75,000 and $4,951,000 under these plans during 2001, 2000 and 1999, respectively.

NOTE 12. SEGMENT REPORTING

Midwest Express and Astral constitute the two reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. No single customer accounted for more than 10% of revenue. The accounting policies of the reportable segments are the same as those described in Note 3.

Midwest Express offers jet service to 26 destinations throughout the United States by offering single-class, premium service at competitive coach fares. As of December 31, 2001, Midwest Express operated a fleet of 35 aircraft - 23 DC-9s, 10 MD-81/82s and two MD-88s.

Astral offers point-to-point service in select markets and increases traffic for Midwest Express by providing passengers with connecting service to jet flights. As of December 31, 2001, Astral operated a fleet of 15 Beech 1900D turboprop aircraft and eight Fairchild Dornier 328JETs.

Revenue for passengers who travel on both carriers within a single itinerary is allocated to each entity based on a formula that is dependent on the fare type paid by the passenger. There were 166,380, 138,382 and 100,848 passengers in 2001, 2000 and 1999, respectively, under the aforementioned pricing agreement.

Although Astral is independent from an operational perspective, Midwest Express performs a number of services for Astral including, but not limited to, coordinating aircraft scheduling, pricing, reservations, yield management, advertising and fuel procurement. Astral is charged a marketing service fee for these services - 8.3%, 8.5% and 9% of the revenue for passengers who travel exclusively on Astral and approximately $1.16, $1.15 and $2.00 per passenger for passengers who connect between the carriers for the years ended December 31, 2001, 2000, and 1999, respectively. These service charges comprise a majority of the intercompany revenue and expense between the two segments.

Midwest Express also performs treasury functions for Astral, including centrally controlling cash. Astral earns interest income at market rates for any cash managed by Midwest Express. This interest income comprises the intercompany interest income and expense shown as eliminations in the following information. The total asset elimination consists primarily of the intercompany payable and receivable balances.

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

                                Midwest
2001                            Express     Astral    Elimination   Consolidated
----                            --------   --------   -----------   ------------
Operating revenues              $395,335   $67,304     $ (5,197)      $457,442
Operating (loss)                 (32,820)   (5,224)           -        (38,044)
Depreciation and amortization
 expense                          18,221     2,724            -         20,945
Interest income                    1,793         -         (749)         1,044
Interest expense                   2,984       749         (749)         2,984
(Loss) before income tax
 (credit)                        (19,227)   (4,453)           -        (23,680)
Income tax (credit)               (7,114)   (1,648)           -         (8,762)
Total assets                     338,322    52,747      (33,698)       357,371
Capital expenditures
 (including purchase deposits
 on flight equipment)             37,649     22,122            -         59,771

                                Midwest
2000                            Express     Astral    Elimination   Consolidated
----                            --------   --------   -----------   ------------
Operating revenues              $425,125   $59,257     $ (4,361)      $480,021
Operating income (loss)           10,860    (3,982)           -          6,878
Depreciation and amortization
 expense                          15,661     1,345            -         17,006
Interest income                    1,863       599         (599)         1,863
Interest expense                     938         -         (599)           339
Income (loss) before income
 taxes and accounting change      11,672    (3,383)           -          8,289
Provision (credit) for income
 taxes                             4,319    (1,257)           -          3,062
Cumulative effect of
 accounting changes, net          (4,713)        -            -         (4,713)
Total assets                     282,452    24,291         (746)       305,997
Capital expenditures
 (including purchase deposits
 on flight equipment)             42,156    13,953            -         56,109

                                Midwest
1999                            Express     Astral    Elimination   Consolidated
----                            --------   --------   -----------   ------------
Operating revenues              $406,127   $44,887     $ (3,462)      $447,552
Operating income                  58,847     1,905            -         60,752
Depreciation and amortization
 expense                          12,336       875            -         13,211
Interest income                    1,033       706         (622)         1,117
Interest expense                     892         -         (622)           270
Income before income taxes        58,854     2,813            -         61,667
Provision for income taxes        21,869     1,007            -         22,876
Total assets                     253,354    25,406      (14,931)       263,829
Capital expenditures
 (including purchase deposits
 on flight equipment)             66,894     3,295            -         70,189


NOTE 13. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from Frequent Flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of Frequent Flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. The cumulative effect of the change in accounting method was $(7.8) million (net of taxes of $4.6 million). Under the new accounting method, a portion of the revenue from the sale of Frequent Flyer mileage credits is deferred and recognized when transportation is provided to the passenger. The Company believes the new method appropriately matches revenues with the period in which services are provided.

Effective January 1, 2000, the Company also changed its accounting policy associated with major maintenance on airframes in conjunction with the Company's efforts to divide major maintenance events into smaller, more frequent events; as a result, the Company expenses airframe maintenance costs as they are incurred. The cumulative effect of the change in accounting policy was $3.1 million (net of taxes of $1.8 million). In the past, major airframe costs were either (1) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or (2) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Costs associated with major maintenance on aircraft engines will continue to use the deferral or accrual method.

The pro forma results, assuming that accounting changes were applied retroactively, are shown below (in thousands, except per share data):

                      Twelve months ended December 31, 1999

                                                           As Previously
                                              Pro Forma       Reported
                                              ---------    -------------
     Net Income                                $ 38,094       $ 38,791
     Earnings per common share - basic         $   2.70       $   2.75
     Earnings per common share - diluted       $  2.67        $   2.71

NOTE 14. VALUATION AND QUALIFYING ACCOUNTS

                                   Balance     Additions
                                      at        Charged    Deductions    Balance
                                  Beginning       to          from       at End
                                   of Year      Expense      Reserve     of Year
                                  ----------------------------------------------
Allowance for doubtful accounts:
   Year ended December 31, 2001    $226,000     $133,000   $(210,000)   $149,000
   Year ended December 31, 2000    $166,000     $127,000   $ (67,000)   $226,000
   Year ended December 31, 1999    $251,000     $123,000   $(208,000)   $166,000
Valuation allowance for deferred
 tax assets:
   Year ended December 31, 2001               $2,000,000              $2,000,000

NOTE 15. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

(In Thousands, Except Per Share Data)
                                                 Three Months Ended
2001                               March 31    June 30     September 30   December 31
----                               --------    --------    ------------   -----------
Operating revenues                 $118,929    $135,499      $109,091      $ 93,923
Operating expenses (1)              129,111     140,219       121,615       104,541
Other income (expense), net (2)         (11)        (11)        8,255         8,071
Operating (loss)                    (10,182)     (4,720)      (12,524)      (10,618)
(Loss) before income taxes          (10,412)     (5,089)       (4,863)       (3,316)
Income tax (credit)                  (3,852)     (1,883)       (1,799)       (1,228)
Net (loss)                           (6,560)     (3,206)       (3,064)       (2,088)
(Loss) per share - basic:
Net (loss)                            (0.47)      (0.23)        (0.22)        (0.15)
(Loss) per share - diluted:
Net (loss)                            (0.47)      (0.23)        (0.22)        (0.15)

2000                               March 31    June 30     September 30   December 31
----                               --------    --------    ------------   -----------
Operating revenues                 $106,764    $125,818      $127,027      $120,412
Operating expenses                  109,391     112,413       120,556       130,783
Operating (loss) income              (2,627)     13,405         6,471       (10,371)
(Loss) income before income
 taxes and cumulative effect of
 accounting changes                  (2,486)     14,025         6,857       (10,107)
Income tax (credit) provision          (924)      5,185         2,540        (3,739)
(Loss) income before cumulative
 effect of accounting changes        (1,562)      8,840         4,317        (6,368)
Cumulative effect of accounting
 changes, net of applicable
 income taxes of $2,768              (4,713)          -             -             -
Net (loss) income                    (6,275)      8,840         4,317        (6,368)
(Loss) income per share - basic:
(Loss) income before cumulative
 effect of accounting changes         (0.11)       0.63          0.31         (0.46)
Cumulative effect of accounting
 changes, net                         (0.34)          -             -             -
                                   --------    --------      --------     ---------
Net (loss) income                     (0.45)       0.63          0.31         (0.46)
(Loss) income per share -
 diluted:
(Loss) income before cumulative
 effect of accounting changes         (0.11)       0.63          0.31         (0.46)
Cumulative effect of accounting
 changes, net                         (0.34)          -             -             -
                                   --------    --------      --------     ---------
Net (loss) income                     (0.45)       0.63          0.31         (0.46)

(1) Operating expenses for the three month period ended June 30, 2001 include an impairment loss of $8,839 related to accelerated retirement of eight Midwest
     Express DC-9-10 aircraft.

(2) Other income (expense), net for the three month periods ended September 30, 2001 and December 30, 2001 include $8,269 and $8,071, respectively, for amounts claimed under the Air Transportation Safety and System Stabilization
     Act for grant money received for losses related to the September 11 terrorist attacks.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item, except for certain information on executive officers (which appears in Part I of this report), is incorporated herein by reference to pages 2 to 3 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002.


ITEM 11. EXECUTIVE COMPENSATION

The information required in this item is set forth under the heading "Executive Compensation," incorporated herein by reference, to pages 7 through 13 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this Item is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference to pages 5 and 6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ulice Payne, Jr. a current director and nominee, is a partner of the law firm Foley & Lardner. The Company retained Foley & Lardner to provide various legal services to the Company during 2001 and has retained Foley & Lardner to provide legal services for 2002.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

Included in Item 8 of Part II of this Form 10-K are the following: Report of Management, Independent Auditors' Report, Consolidated Statement of Operations, Consolidated Balance Sheets, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Equity and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

Schedules not included have been omitted because they are not applicable.

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

(c) Exhibits:

The Exhibits filed or incorporated by reference herewith are as specified in the
Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MIDWEST EXPRESS HOLDINGS, INC.
                                      -----------------------------------------
                                      Registrant

March 25, 2002                        By /s/ TIMOTHY E. HOEKSEMA
------------------------                ---------------------------------------
                                         Timothy E. Hoeksema
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2002.

/s/ TIMOTHY E. HOEKSEMA                  Chairman of the Board of Directors,
---------------------------------        President and Chief Executive Officer
 Timothy E. Hoeksema                     (Principal Executive Officer)

/s/ ROBERT S. BAHLMAN                    Senior Vice President, Chief Financial
---------------------------------        Officer and Controller  (Principal
 Robert S. Bahlman                       Financial and Accounting Officer)

/s/ JOHN F. BERGSTROM                    Director
---------------------------------
 John F. Bergstrom

/s/ JAMES G. GROSKLAUS                   Director
---------------------------------
 James G. Grosklaus

/s/ ULICE PAYNE, JR.                     Director
---------------------------------
 Ulice Payne, Jr.

/s/ SAMUEL K. SKINNER                    Director
---------------------------------
 Samuel K. Skinner

/s/ ELIZABETH T. SOLBERG                 Director
---------------------------------
 Elizabeth T. Solberg

/s/ RICHARD H. SONNENTAG                 Director
---------------------------------
 Richard H. Sonnentag

/s/ FREDERICK P. STRATTON, JR.           Director
---------------------------------
 Frederick P. Stratton, Jr.

                                         Director
---------------------------------
 David H. Treitel

/s/ JOHN W. WEEKLY                       Director
---------------------------------
 John W. Weekly

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Exhibit      Description

(3.1)        Restated Articles of Incorporation (incorporated by reference to
             Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(3.2) Bylaws of the Company as amended through April 29, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (file no. 1-13934)).
(3.3) Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(4.1) Rights Agreement, dated February 14, 1996, between the Company and U.S. Bank National Association (d/b/a) Firstar Bank, National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).
(4.2) Amendment to the Rights Agreement, dated April 19, 1996, between the Company and U.S. Bank National Association (d/b/a) Firstar Bank N.A., National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(10.1) Lease Agreement between Milwaukee County and Midwest Express, dated May 12, 1988 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-95212) (the "S-1")).
(10.2) Airline Lease as amended, between Milwaukee County and Midwest Express, dated October 1, 1984 (incorporated by reference to
             Exhibit 10.5 to the S-1).
(10.3) Omaha Airport Authority Agreement and Lease at Eppley Airfield with Midwest Express between the Airport Authority of the City of Omaha and Midwest Express (incorporated by reference to Exhibit 10.6 to the S-1).
(10.4) Airline Lease, as amended, between Milwaukee County and Astral, dated November 23, 1994 (incorporated by reference to Exhibit 10.7 to the S-1).
(10.5) Lease Agreement between Milwaukee County and Phillip Morris Incorporated, dated October 7, 1982, to which Astral has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the S-1).
(10.6) Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., the Company, Midwest Express and Astral dated September 27, 1995 (incorporated by reference to
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.7) Guarantee Fee Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to
             Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.8) Employee Matters Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.9) Tenth Amendment to Airline Lease between Milwaukee County and Midwest Express, dated August 18, 1997 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.10) Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Express, dated December 17, 1997 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.11) Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 21, 1998 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13934)).
(10.12)+ Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest Express, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

(10.13)* Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-44253)).
(10.14) Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through February 20, 2002.
(10.15)* Annual Incentive Compensation Plan, amended through February 11, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.16)*     Supplemental Benefits Plan (incorporated by reference to Exhibit
             10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.17)* Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema and Carol N. Skornicka (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.18)* Form of Key Executive Employment and Severance Agreement between the Company and each of Robert S. Bahlman, David C. Reeve and Dennis J. O'Reilly (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.19) Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).
(10.20) Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(10.21) Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated February 16, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-13934)).
(10.22) Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated June 29, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-13934)).
(10.23) Sixteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated January 1, 2001 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139394)).
(10.24)* Amendment to Midwest Express Holdings, Inc. 1995 Stock Option Plan, as approved by the Company's shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of Midwest Express Holdings, Inc. for the Annual Meeting of the Shareholders on April 25, 2001 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-3934)).
(10.25) Senior Secured Revolving Credit Agreement dated as of August 31, 2001, among Midwest Express Holdings, Inc., the several lenders from time to time parties thereto and U.S. Bank National Association (d/b/a) Firstar Bank, N.A. (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13934)).
(10.26) First Amendment to Senior Secured Revolving Credit Agreement, dated as of January 9, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.
(10.27) Eighteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Express, dated July 27, 2001.
(21) List of Company subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139344)).
(23)         Consent of Deloitte & Touche LLP, Independent Auditors.

-------------

*    A management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.