Form 10-Q
period 2002-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 2002-05-15
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002
                                      --------------

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


                            6744 South Howell Avenue
                           Oak Creek, Wisconsin 53154
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                  414-570-4000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---

As of April 30, 2002, there were 13,835,149 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 2002

                                      INDEX


                                                                        Page No.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited)
          --------------------------------

          Condensed Consolidated Statements of Operations                   2

          Condensed Consolidated Balance Sheets                             3

          Condensed Consolidated Statements of Cash Flows                   4

          Notes to Condensed Consolidated Financial Statements              5


Item 2.   Management's Discussion and Analysis of Results of
-------   --------------------------------------------------
          Operations and Financial Condition                                9
          ----------------------------------


Item 3.   Quantitative and Qualitative Disclosures about
-------   ----------------------------------------------
          Market Risk                                                      21
          -----------


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                 21
-------   --------------------------------

SIGNATURES                                                                 22

Part I Item 1 - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         2002           2001
                                                     ------------   ------------

Operating revenues:
  Passenger service                                  $    91,550    $   107,801
  Cargo                                                    1,619          2,845
  Other                                                   10,853          8,283
                                                     -----------    -----------
    Total operating revenues                             104,022        118,929
                                                     -----------    -----------

Operating expenses:
  Salaries, wages and benefits                            37,971         42,313
  Aircraft fuel and oil                                   15,737         24,381
  Commissions                                              4,594          6,235
  Dining services                                          4,624          6,163
  Station rental, landing and other fees                   9,755         10,489
  Aircraft maintenance materials and repairs               9,526         15,743
  Depreciation and amortization                            5,559          4,950
  Aircraft rentals                                         6,309          6,040
  Impairment loss                                         29,911              -
  Other                                                   12,703         12,797
                                                     -----------    -----------
    Total operating expenses                             136,689        129,111
                                                     -----------    -----------
Operating (loss)                                         (32,667)       (10,182)
                                                     -----------    -----------

Other income (expense):
  Interest income                                            225            228
  Interest expense                                          (936)          (447)
  Other, net                                              39,490            (11)
                                                     -----------    -----------
    Total other income (expense)                          38,779           (230)
                                                     -----------    -----------

Income (Loss) before income tax provision (credit)         6,112        (10,412)
Provision (Credit) for income taxes                        2,263         (3,852)
                                                     -----------    -----------
Net Income (Loss)                                    $     3,849    $    (6,560)
                                                     ===========    ===========


Income (Loss) per common share - basic               $      0.28    $     (0.47)
                                                     ===========    ===========
Income (Loss) per common share - diluted             $      0.28    $     (0.47)
                                                     ===========    ===========

Weighted average shares - basic                       13,831,590     13,823,061
Weighted average shares - diluted                     13,915,458     13,823,061


See notes to condensed consolidated financial statements.

Part I Item 1 - Financial Statements

                          MIDWEST EXPRESS HOLDINGS INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       March 31,    December 31,
                   ASSETS                                2002          2001
                                                       ---------    ------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents:
    Unrestricted                                       $  47,953     $  46,923
    Restricted                                            20,722             -
                                                       ---------     ---------
  Total cash and cash equivalents                         68,675        46,923
  Accounts receivable:
    Traffic, less allowance for doubtful accounts
     of $162 and $149 at March 31, 2002 and
     December 31, 2001 respectively                        9,575         8,135
    Income tax refund                                          -        10,300
    Other receivables                                      1,524         3,348
                                                       ---------     ---------
  Total accounts receivable                               11,099        21,783
  Inventories                                              7,969         7,568
  Prepaid expenses:
    Commissions                                            2,164         2,128
    Other                                                  5,958         2,699
                                                       ---------     ---------
  Total prepaid expenses                                   8,122         4,827
  Deferred income taxes                                    9,619         9,392
                                                       ---------     ---------
Total current assets                                     105,484        90,493

Property and equipment, at cost                          330,582       381,809
  Less accumulated depreciation and
   amortization                                           94,516       125,303
                                                       ---------     ---------
Net property and equipment                               236,066       256,506

Landing slots and leasehold rights, less accumulated
 amortization of $3,355 and $3,260 at March 31, 2002
 and December 31, 2001 respectively                        3,395         3,490
Purchase deposits on flight equipment                      3,500         3,500
Other assets                                               3,107         3,382
                                                       ---------     ---------
Total assets                                           $ 351,552     $ 357,371
                                                       =========     =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   5,767     $  15,864
  Income taxes payable                                     4,698             -
  Notes payable                                           28,000        38,000
  Current maturities of long-term debt                     2,053         2,013
  Air traffic liability                                   61,407        55,812
  Accrued liabilities:
    Vacation pay                                           6,014         6,021
    Scheduled maintenance expense                          5,608         4,980
    Frequent Flyer awards                                  2,611         2,570
    Other                                                 25,798        26,612
                                                       ---------     ---------
Total current liabilities                                141,956       151,872

Long-term debt                                            34,467        35,097
Deferred income taxes                                     22,761        22,932
Noncurrent scheduled maintenance expense                   6,617         6,521
Accrued pension and other postretirement benefits         10,981        10,368
Deferred Frequent Flyer partner revenue                    8,192         8,215
Other noncurrent liabilities                               7,603         7,630
                                                       ---------     ---------
Total liabilities                                        232,577       242,635

Shareholders' equity:
  Preferred stock, without par value, 5,000,000
   authorized, no shares issued and outstanding                -             -
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 14,549,531 shares issued                      145           145
  Additional paid-in capital                              11,704        11,702
  Treasury stock, at cost                                (15,703)      (15,706)
  Retained earnings                                      122,444       118,595
  Cumulative other comprehensive income                      385             -
                                                       ---------     ---------
Total shareholders' equity                               118,975       114,736
                                                       ---------     ---------
Total liabilities and shareholders' equity             $ 351,552     $ 357,371
                                                       =========     =========

See notes to condensed consolidated financial statements.

Part I Item 1 - Financial Statements


                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                         ----------   ----------

Operating activities:
  Net income (loss)                                      $   3,849    $  (6,560)
  Items not involving the use of cash:
    Impairment loss                                         29,911            -
    Depreciation and amortization                            5,559        4,950
    Deferred income taxes                                     (398)       2,848
    Other                                                  (13,820)       1,266

  Changes in operating assets and liabilities:
    Accounts receivable                                     10,684        1,614
    Inventories                                               (401)         221
    Prepaid expenses                                        (2,910)      (2,035)
    Accounts payable                                       (10,097)         801
    Accrued liabilities                                      4,642         (210)
    Air traffic liability                                    5,595        7,740
    Deferred Frequent Flyer partner revenue                    (23)         139
                                                         ---------    ---------
  Net cash provided by operating activities                 32,591       10,774
                                                         ---------    ---------

Investing activities:
    Capital expenditures                                    (1,241)     (27,281)
    Purchase deposits on flight equipment                        -          700
    Other                                                      401           88
                                                         ---------    ---------
  Net cash (used in) investing activities                     (840)     (26,493)
                                                         ---------    ---------

Financing activities:
    Proceeds from aircraft financing                             -       18,000
    Payment on note payable                                (10,000)           -
    Other                                                        1        1,331
                                                         ---------    ---------
  Net cash (used in) provided by financing activities       (9,999)      19,331
                                                         ---------    ---------

Net increase in cash and cash equivalents                   21,752        3,612
Cash and cash equivalents, beginning of period              46,923       15,703
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $  68,675    $  19,315
                                                         =========    =========


See notes to condensed consolidated financial statements.

                         Midwest Express Holdings, Inc.
         Notes to Condensed Unaudited Consolidated Financial Statements

1.   Business and Basis of Presentation

     The consolidated financial statements for the three-month period ended March 31, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and incorporated by reference in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

2.   Impairment Loss

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 became effective for the Company on January 1, 2002, and superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment.

     During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Express Airlines, Inc. ("Midwest Express") in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than their carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

3.   Settlement of Arbitration

     Astral Aviation, Inc., doing business as Skyway Airlines, The Midwest Express Connection ("Astral"), currently operates 10 Fairchild Dornier 32-passenger 328JET regional jets. In September 2001, the Company settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the Dornier 428JET program. In first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement. The previously disclosed anticipated gain of $46 million was reduced due primarily to a decrease, following Fairchild's filing of insolvency in 2002, in the estimated fair market value of the two Fairchild Dornier 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to Fairchild's insolvency, and the Company does not expect to receive any additional Fairchild Dornier 328JET regional jets.

4.   Segment Reporting

     Midwest Express and Astral constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Financial information for the three months ended March 31 on the two operating segments, Midwest Express and Astral, follows (in thousands).

                              Three Months Ended March 31, 2002 (unaudited)

                                                        Midwest
                                                        Express     Astral    Elimination   Consolidated
                                                       ---------   --------   -----------   ------------

Operating revenues                                     $ 88,555    $16,734     $ (1,267)      $104,022
Operating (loss)                                        (31,892)      (775)           -        (32,667)
Depreciation and amortization expense                     4,706        853            -          5,559
Interest income                                             256          -          (31)           225
Interest expense                                           (936)       (31)          31           (936)
(Loss) income before income tax (credit) provision      (32,582)    38,694            -          6,112
(Credit) provision for income taxes                     (12,054)    14,317            -          2,263
Total assets                                            297,285     68,264      (13,997)       351,552
Capital expenditures                                   $    815    $   426     $      -       $  1,241


                              Three Months Ended March 31, 2001 (unaudited)

                                                        Midwest
                                                        Express     Astral    Elimination   Consolidated
                                                       ---------   --------   -----------   ------------

Operating revenues                                     $104,255    $15,911     $ (1,237)      $118,929
Operating (loss)                                         (8,080)    (2,102)           -        (10,182)
Depreciation and amortization expense                     4,442        508            -          4,950
Interest income                                             350          -         (122)           228
Interest expense                                           (447)      (122)         122           (447)
(Loss) before income tax (credit)                        (8,187)    (2,225)           -        (10,412)
Income tax (credit)                                      (3,029)      (823)           -         (3,852)
Total assets                                            307,651     39,812      (19,108)       328,355
Capital expenditures                                   $ 15,877    $11,404     $      -       $ 27,281

5.   Derivative Instruments and Hedging Activities

The Company utilizes option contracts to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At March 31, 2002, the Company had options in place to hedge 25% and 10% of its projected fuel purchases in the second quarter and third quarters of 2002, respectively. At March 31, 2002, the options were valued at $1.0 million and are included in other prepaid expense in the consolidated balance sheet. The value of the options is determined using estimates of fair market value provided by the institutions that wrote the options.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed. As of March 31, 2002, the Company had $0.4 million in unrealized gains, net of tax, in other comprehensive income related to hedges of anticipated jet fuel purchases in the second and third quarters of 2002. Comprehensive income (loss) was $4.2 million and $(6.6) million for the first three months ended March 31, 2002 and 2001, respectively.

Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations

Overview
--------
The Company's first quarter 2002 operating loss was ($32.7) million, an increase in loss of $22.5 million from the first quarter 2001 operating loss of ($10.2) million. Net income for the quarter was $3.8 million, a $10.4 million increase from the first quarter 2001 net loss ($6.6) million. First quarter 2002 net income per share on a diluted basis was $0.28, a $0.75 increase from 2001 net loss per share on a diluted basis of ($0.47).

The Company's total revenue in first quarter 2002 decreased $14.9 million, or 12.5%, compared with the first quarter 2001. Traffic, as measured by scheduled service revenue passenger miles, decreased 2.7% in the first quarter, while scheduled service capacity, as measured by available seat miles ("ASMs"), decreased 9.1%. Capacity at Astral increased 20.1% because three additional regional jets were in service and a number of Midwest Express routes were shifted to Astral's smaller aircraft to more efficiently handle decreased passenger levels. Midwest Express decreased capacity 11.6% to better align capacity with lower travel demand following the events of September 11. Traffic decreased 4.7% at Midwest Express, but increased 28.3% at Astral due to additional aircraft in service and fewer flight cancellations than first quarter 2001. In the first quarter 2002, Midwest Express cancelled 291 fewer flights and Astral 280 fewer flights than in first quarter 2001. Additionally, a $1.8 million increase over 2001 in charter sales helped offset the reduction in scheduled service revenues.

Revenue yield decreased 14.5% at Midwest Express and 18.4% at Astral. The decrease in revenue yield was due in large part to a substantial decline in high-yield business travel and industry-wide low fares and new pricing structures implemented to stimulate travel demand.

The Company's operating costs increased by $7.6 million, or 5.9%, to $136.7 million in first quarter 2002. Although the Company realized savings from lower fuel prices and company-wide cost-reduction efforts, costs were adversely affected by a $29.9 million aircraft impairment charge related to the early retirement of the Company's DC-9 fleet, lower aircraft utilization, and increased insurance and security costs. Additional detail on cost changes is included in subsequent sections.

First quarter 2002 results also include other income of $39.5 million (pre-tax) associated with the Company's settlement of its arbitration with Fairchild Dornier GMbH over the cancellation of its 428JET program.

Operating Statistics
--------------------
The following table provides selected operating statistics for Midwest Express and Astral.

                                                        Three Months Ended
                                                             March 31,
                                                        2002          2001
                                                      --------      --------
Midwest Express Operations
Origin & Destination Passengers                       459,839       495,904
Revenue Passenger Miles (000s)                        460,505       483,051
Scheduled Service Available Seat Miles (000s)         737,621       834,431
Total Available Seat Miles (000s)                     755,932       843,316
Load Factor (%)                                          62.4%         57.9%
Revenue Yield                                         $0.1628       $0.1904
Revenue per Scheduled Service ASM (1)                 $0.1060       $0.1152
Total Cost per Total ASM (2)                          $0.1198       $0.1332
Average Passenger Trip Length (miles)                 1,001.4         974.1
Number of Flights                                      10,166        12,304
Into-plane Fuel Cost per Gallon                        $0.711        $0.989
Full-time Equivalent Employees at End of Period         2,415         2,997
Aircraft in Service at End of Period                       35            34

Astral Operations
Origin & Destination Passengers                       124,395       118,368
Revenue Passenger Miles (000s)                         39,558        30,844
Scheduled Service Available Seat Miles (000s)          87,580        72,915
Total Available Seat Miles (000s)                      87,760        72,924
Load Factor (%)                                          45.2%         42.3%
Revenue Yield                                         $0.4192       $0.5137
Revenue per Scheduled Service ASM (1)                 $0.1900       $0.2180
Total Cost per Total ASM                              $0.1995       $0.2470
Average Passenger Trip Length (miles)                   318.0         260.6
Number of Flights                                      12,500        13,543
Into-plane Fuel Cost per Gallon                        $0.778        $1.055
Full-time Equivalent Employees at End of Period           540           558
Aircraft in Service at End of Period                       25            22

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                                Three Months Ended March 31,
                                         -----------------------------------------
                                                 2002                  2001
                                         -------------------   -------------------
                                         Per Total    % of     Per Total    % of
                                            ASM      Revenue     ASM       Revenue
                                         ---------   -------   ---------   -------
Operating Revenues:
Passenger Service                          $0.109      88.0%     $0.118      90.6%
Cargo                                       0.002       1.6%      0.003       2.4%
Other                                       0.013      10.4%      0.009       7.0%
                                           ------     -----      ------     -----
Total Operating Revenues                   $0.124     100.0%     $0.130     100.0%
                                           ------     -----      ------     -----

Operating Expenses:
Salaries, wages and benefits               $0.045      36.5%     $0.046      35.6%
Aircraft fuel and oil                       0.019      15.1%      0.027      20.5%
Commissions                                 0.005       4.4%      0.007       5.2%
Dining Services                             0.005       4.4%      0.007       5.2%
Station rental, landing, other fees         0.012       9.4%      0.011       8.8%
Aircraft maint., materials and repairs      0.011       9.2%      0.017      13.2%
Depreciation and amortization               0.007       5.3%      0.005       4.2%
Aircraft rentals                            0.007       6.1%      0.007       5.1%
Impairment Loss                             0.035      28.8%      0.000       0.0%
Other                                       0.015      12.2%      0.014      10.8%
                                           ------     -----      ------     -----
Total Operating Expenses                   $0.161     131.4%     $0.141     108.6%
                                           ======     =====      ======     =====

Total ASMs (000s)                         843,692               916,240

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

                  Three Months Ended March 31, 2002 Compared to
                        Three Months Ended March 31, 2001

Operating Revenues
------------------
Company operating revenues totaled $104.0 million in the first quarter 2002, a $14.9 million, or 12.5%, decrease from the first quarter 2001. Passenger revenues accounted for 88.0% of total revenues and decreased $16.3 million, or 15.1%, from first quarter 2001 to $91.6 million. The decrease is attributable to a 12.7% decrease in revenue yield and a 2.7% decrease in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue decreased $17.0 million, or 18.5%, from 2001 to $75.0 million. This decrease was primarily caused by a 7.3% decrease in origin and destination passengers as travel demand remained lower following the events of September 11 and as a result of the weak economy. Total capacity, as measured by scheduled service ASMs, decreased 11.6% due to one less aircraft in scheduled service during first quarter 2002 as the Company attempted to align capacity with lower demand. Load factor increased from 57.9% in 2001 to 62.4% in 2002. Revenue yield decreased 14.5% due to decreased business travel as a result of the weak economy, increased competition in some markets and lower fares that were used to stimulate travel demand.

Astral passenger revenue increased $0.7 million, or 4.7%, from first quarter 2001 to $16.6 million. This increase was primarily caused by a 5.1% increase in origin and destination traffic. Total capacity, as measured by scheduled service ASMs, increased 20.1% due to the addition of three new regional jets in scheduled service. Astral added service from Milwaukee to Minneapolis/St. Paul, Baltimore, Cleveland, Columbus, Raleigh-Durham, and Washington Dulles. Passenger volume, as measured by revenue passenger miles, increased 28.3%. Load factor increased from 42.3% in first quarter 2001 to 45.2% in first quarter 2002, while revenue yield decreased 18.4% due to decreased business travel as a result of the weak economy, lower fares that were used to stimulate travel demand, and a revised mix of longer flights with lower yields. The average passenger trip length increased 57 miles, or 22.0%.

Revenue from cargo, charter and other services increased $1.3 million in first quarter 2002. Revenue from charter sales increased $1.8 million in first quarter 2002 as more aircraft time was available for charter service. Part of the increase was due to lower sales in first quarter 2001 because the dedicated charter aircraft was damaged and out of service for approximately half the quarter. Cargo revenue decreased $1.2 million, or 43.1%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part due to new security directives and restrictions.

Operating Expenses
------------------
First quarter 2001 operating expenses increased $7.6 million, or 5.9%, from first quarter 2001 to $136.7 million. The increase was primarily the result of a $29.9 million impairment charge associated with the Company's DC-9 aircraft in anticipation of earlier retirement due to accelerated deliveries of Boeing 717 aircraft. The impairment charge was partly offset by cost reductions in most other categories. At Midwest Express, cost per total ASM increased 19.6% in first quarter 2002. Costs per total ASM, excluding the aircraft impairment charge, decreased 10.1% year over year. Astral cost per total ASM decreased 19.2% due to higher utilization of regional jet aircraft, longer trip lengths with lower unit costs, and company-wide cost reduction efforts. The Company's cost per total ASM increased 15.0%, from 14.1(cent) in 2001 to 16.2(cent) in 2002.

Salaries, wages and benefits decreased $4.3 million, or 10.3%, from first quarter 2001 to $38.0 million. The labor cost decrease reflects the reduction of 600 full-time equivalent employees (582 at Midwest Express and 18 at Astral) since March 31, 2001. The headcount decrease was the result of a workforce reduction program that eliminated approximately 250 full-time equivalent employees throughout the Company in second quarter 2001. Additionally, the Company furloughed approximately 550 full-time equivalent employees in the fourth quarter 2001. In October 2001, the Company implemented a salary freeze for all employees except for pilots, whose wages are covered by a collective bargaining agreement. A $1.0 million reduction in overtime pay also contributed to decreased labor costs. These decreases were partially offset by increased benefit costs primarily due to higher medical insurance costs. On a cost per total ASM basis, labor costs decreased 2.5% from 4.6(cent) in 2001 to 4.5(cent) in 2002.

Aircraft fuel and oil and associated taxes decreased $8.6 million, or 35.4%, in first quarter 2002 to $15.7 million. Into-plane fuel prices decreased 27.7% in first quarter 2002, averaging 72.0(cent) per gallon versus 99.6(cent) per gallon in first quarter 2001, and resulted in a $6.0 million pre-tax favorable price impact. Fuel consumption decreased 10.8% in the quarter as a result of the capacity reductions. The Company had option cap agreements relating to about 50% of its first quarter 2002 fuel volume, and those agreements provided a $0.4 million benefit for the quarter. Fuel costs in April 2002 trended upward, averaging 82.4(cent) per gallon.

Commissions for travel agents and commissions related to credit card transactions decreased $1.6 million, or 26.3%, from first quarter 2001 to $4.6 million. The decrease was primarily due to a 15.1% decrease in passenger revenue and savings realized because of increased travel booked directly through the Company's reservations centers and Web site, other travel-related Web sites and ticket counters. In addition, in September 2001, the Company lowered the maximum travel agent commission to 5% base with a maximum commission of $20 roundtrip or $10 one-way. Commissions as a percentage of passenger revenue, decreased from 5.8% in first quarter 2001 to 5.0% in first quarter 2002.

Dining services costs decreased $1.5 million, or 25.0%, from first quarter 2001 to $4.6 million. The decrease was primarily due to the implementation of roundtrip catering on most flights as well as a 7.3% decrease in Midwest Express passenger volume and lower food prices. Roundtrip catering allows meals to be loaded only at the origin city of a roundtrip route, rather than loading the aircraft at both cities on the route. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) decreased from $12.23 in first quarter 2001 to $9.79 for first quarter 2002.

Station rental, landing and other fees decreased $0.7 million, or 7.0%, from first quarter 2001 to $9.8 million. The decrease was primarily due to 17.4% fewer flight segments at Midwest Express and 7.7% fewer flight segments at Astral - resulting in lower airport landing fees, contract handling services and aircraft deicing requirements. Higher security costs of $0.5 million partially offset these reductions. On a cost per ASM basis, these costs increased 1.0%.

Aircraft maintenance material costs decreased $6.2 million, or 39.5%, from first quarter 2001 to $9.5 million. The decrease at Midwest Express was caused by lower engine repairs, lower purchased maintenance costs, lower maintenance materials and cost savings realized through the MSG-3 program. Under this program, the Company divides major airframe maintenance events into smaller, more frequent events that result in fewer unnecessary duplicate tasks. Maintenance costs at Astral decreased $0.2 million. On a cost per total ASM basis, these costs decreased 34.3%.

Depreciation and amortization increased $0.6 million, or 12.3%, from first quarter 2001 to $5.6 million. The increase was primarily the result of depreciation associated with one additional MD-80 aircraft and three additional regional jets placed in service since March 31, 2001.

Aircraft rental costs increased $0.3 million, or 4.5%, from first quarter 2001 to $6.3 million. The costs associated with the addition of one leased MD-80 aircraft were mostly offset by the reduction in lease costs due to lower interest rates for three DC-9 aircraft and five Beech 1900D aircraft. On a cost per total ASM basis, these costs increased 13.4% due to lower aircraft utilization.

During first quarter 2002, the Company decided to accelerate the retirement of the Midwest Express DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than their carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Other operating expenses decreased $0.1 million, or 0.7%, from first quarter 2001 to $12.7 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, crew hotel rooms, reservation fees, administration and other items. Higher insurance costs of $1.3 million were offset by lower property taxes, crew hotel rooms, reservation fees and other items. The Company recorded a one-time charge of $1.4 million for the write-off of the telephone system on its MD-80 fleet due to the planned discontinuation of service by the vendor. On a cost per total ASM basis, these costs increased 7.8%.

Other income (expense)
----------------------
The Company recorded as other income $39.5 million (pre-tax) associated with the Company's settlement of arbitration with Fairchild Dornier over the cancellation of its 428JET program. The previously disclosed gain of $46 million was reduced due primarily to a decrease, following Fairchild's filing of insolvency, in the estimated fair market value of two Fairchild Dornier 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to Fairchild's insolvency, and the Company does not expect to receive any additional Fairchild 328JET regional jets. Astral currently operates 10 Fairchild Dornier 32-passenger 328JET regional jets.

Provision for Income Taxes
--------------------------
Income tax expense for first quarter 2002 was $2.3 million, a $6.1 million increase from the 2001 credit of ($3.9) million. The effective tax rates for the first quarter of 2002 and 2001 were 37.0%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income (Loss)
-----------------
Net income for the first quarter 2002 was $3.8 million, an increase of $10.4 million from first quarter 2001 net loss of ($6.6) million.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $68.7 million (including $20.7 million of "restricted cash," as discussed more fully below) at March 31, 2002, compared with $46.9 million at December 31, 2001. This increase was primarily due to the cash received in first quarter 2002 in connection with the Fairchild Dornier GmbH arbitration settlement. Net cash provided by operating activities totaled $32.6 million for the three months ended March 31, 2002. Net cash used in investing activities totaled $0.8 million. Net cash used in financing activities in first quarter 2002 totaled $10.0 million due to the payment of principal on the bank notes payable.

As of March 31, 2002, the Company had a working capital deficit of $36.5 million versus a $61.4 million deficit on December 31, 2001. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and Frequent Flyer program liability. Because of this, the Company expects to operate at a working capital deficit, which is not unusual for the industry.

As of March 31, 2002, the Company had a $55.0 million bank credit facility. The credit facility, scheduled to expire August 30, 2002, is secured by (with certain exceptions) substantially all non-aircraft personal property assets of the Company and by certain aircraft. The credit facility agreement requires quarterly compliance with certain financial covenants. The fees and borrowing costs under the agreement are higher than they were prior to August 31, 2001, which is the date the facility became effective. The interest rate on borrowings under the facility is LIBOR plus 250 basis points. That interest rate spread and certain fees and costs are subject to reduction based on improved financial covenant performance.

As of March 31, 2002, the Company had borrowings under the facility totaling $28.0 million. The Company made a $10.0 million payment of principal in connection with an amendment to the credit facility in January 2002 that reduced borrowings to $28.0 million from December 31, 2001. In addition, as of March 31, 2002, letters of credit totaling approximately $16.6 million were outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities.

The availability of the $55.0 million under the credit facility is subject to a calculation based on the valuation of certain elements of the collateral that provide security for the credit facility. As a result, the Company may obtain credit of up to $45.0 million on the basis of personal property assets and, if the Company mortgages its real estate to the banks, additional credit of up to $10.0 million on the basis of the real estate. Prior to mortgaging the headquarters real estate to the banks, the Company must obtain the consent of the mortgage lender holding a first mortgage on the property or pay off the outstanding mortgage. Thus, the amount of additional credit that would become available to the Company on the basis of the headquarters real estate would be reduced by the amount of the prior mortgage, if any. Further, the appraised value of the headquarters real estate would also limit the amount of additional credit that would become available to the Company on the basis of the real property. As a result, even if the Company satisfies the conditions of obtaining additional credit on the basis of the headquarters real estate, it is unlikely that the amount of that additional credit would equal the $10.0 million of potential additional credit availability given the current valuation of the real estate.

As of March 31, 2002, the Company was in compliance with the financial covenants contained in the bank credit agreement. The Company also expects to meet the covenants for the remaining term of the agreement. If the Company is not able to comply with the covenants, it expects to be able to negotiate a waiver for the noncompliance. If the Company is not able to comply with the covenants and the relevant banks do not agree to modify them, then the balance outstanding at that time, which includes outstanding letters of credit under the credit agreement, could become immediately due and payable. The credit agreement expires August 30, 2002; the Company must be able to extend or replace the credit agreement through its existing banks and/or new banks at or before the time it expires, because all amounts then outstanding under the credit agreement would otherwise become due and payable.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has an agreement with an organization that processes Mastercard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes Mastercard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e. "restricted cash"). As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or $20.7 million of restricted cash as of March 31, 2002. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity, net worth or leverage-type covenants, breaches of the Company's obligations under the card processing agreement and default under the bank credit facility agreement. The Company met all required credit card processing agreement covenants for the first quarter 2002. The Company anticipates meeting all required credit card processing agreement covenants for the remainder of 2002. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft.

Capital spending totaled $1.2 million for the three months ended March 31, 2002. Capital expenditures consisted primarily of aircraft engine overhauls and spare parts. The Company expects to spend approximately $15.0 million on capital expenditures in 2002, primarily related to refurbishment of an MD-80 aircraft, engine overhauls and spare parts, and Boeing 717 start-up requirements.

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of an MD-80 series aircraft. The term of the operating lease is 10 years. Three Fairchild Dornier 328JET regional jets were partially debt-financed in 2001, each for a period up to 32 months at fixed rates. The Fairchild Dornier 328JET regional jets will likely be refinanced for longer terms when the initial financing comes due in 2003.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of March 31, 2002, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during the three months ended March 31, 2002.

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

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance facility for Astral located at General Mitchell International Airport. Construction was completed and occupancy occurred in February 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's $55.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

Given the uncertainties associated with the aftermath of the events of September 11, and economic conditions in general and those of the airline industry in particular, the Company continues to operate in a highly unpredictable environment. The Company's credit facility expires on August 30, 2002. The Company believes that it will be able to renegotiate this credit facility at terms acceptable to the Company. The Company also has the option of applying for a federal loan guarantee pursuant to the Air Transportation Safety and System Stabilization Act. Based on the current general economic and industry outlook, the Company believes its existing cash and cash equivalents, cash flow from operations, funds available from current and renewed credit facilities, and federal government grant money will be adequate to meet its current and anticipated working capital requirements through 2002. If these sources are inadequate or become unavailable, the Company may pursue additional funds through the financing of unencumbered assets, recovery of amounts withheld related to credit card transactions, and funds available with the benefit of federal loan guarantees. These beliefs take into consideration the Company's results of operations through first quarter 2002, and are based on a number of assumptions including, without limitation, the following: (a) the Company benefits from favorable business developments during the remainder of 2002 consistent with historical seasonal patterns, (b) there is no further material deterioration in general economic conditions or the airline industry in particular, (c) there are no material adverse political developments or domestic events, (d) there is no material change in the competitive environment, and (e) there are no further material increases in costs associated with new FAA security directives or the Aviation and Transportation Security Act. Actual results could differ in a material and adverse manner depending on the ultimate validity of these assumptions.

Regardless, two new aircraft programs (Boeing 717 and Embraer regional jets) discussed in the Pending Developments section will require substantial cash and short-term financing for progress payments, followed by long-term financing on or after delivery. Availability of the requisite cash and financing cannot be assured. Long-term financing transactions would not be consummated until close to the aircraft delivery dates. Consummation of financing will be subject to, among other things, general economic conditions and the Company's financial condition at the time.

                              Pending Developments

This Form 10-Q filing, particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from projected results due to factors that include but are not limited to uncertainties related to general economic factors, industry conditions, labor relations, scheduling developments, government regulations, aircraft maintenance and refurbishment schedules, potential delays related to acquired aircraft, fuel costs, competitive developments, interest rates, the meeting of certain financial covenants, potential aircraft incidents, terrorist attacks or fear of terrorist attacks, and other world events. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's prospectus dated May 23, 1996 included in the Registration Statement on Form S-1 No. 333-03325.

Capacity Reduction - Due to the events of September 11 and their aftermath, the Company reduced its flight schedule to closer align it with expected travel demand. The Company continues to modify its flight schedules to closer align them with expected travel demand. As a result, second quarter 2002 capacity at Midwest Express is expected to decline approximately 4% from second quarter 2001 and increase approximately 20% at Astral from second quarter 2001. The Company gradually increased capacity in first quarter 2002 from fourth quarter 2001.

MD-80 Series Aircraft - The Company has one remaining owned MD-80 series aircraft that has not been placed in service. The refurbishment process for this aircraft is scheduled to begin in fourth quarter 2002.

Boeing 717 Aircraft - In April 2002, the Company announced it amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under the amended purchase agreement, delivery of the aircraft is scheduled to begin in February 2003 and continue into 2005 at a rate of one aircraft every month. The first Boeing 717 aircraft is expected to enter scheduled service in March 2003. These aircraft will be used to replace Midwest Express' DC-9 aircraft and expand service in existing and new markets. Although the Boeing 717 aircraft will have higher ownership costs (i.e., for purchased planes interest on loans used to pay the purchase price and depreciation of the purchase price and for leased planes the leased payment expense) than the DC-9 aircraft, it uses advanced technology resulting in approximately 25% more fuel efficiency, lower maintenance costs, and improved dispatch reliability which enables higher aircraft utilization.

Regional Jet Aircraft - In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft; in August 2001, the parties signed a purchase agreement relating to this order. The firm order is valued at $400 million. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, the Company reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, the Company reached an agreement with Embraer in March 2002, to delay delivery of the first aircraft until January 2004. This delay will allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest Express fleet and provide additional time for the Company to evaluate financing alternatives. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Astral with flexibility to serve markets with differing capacity demands.

Insurance - Due to the events of September 11, aviation insurance carriers have significantly increased the premiums to renew aviation insurance, as well as war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events). The Company believes annual premiums for 2002 will increase approximately $5 million over 2001 levels.

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for the purpose of representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board ("NMB"). In February 2002, AFA requested to be released from mediation by the NMB. In April 2002, the NMB directed the Company and AFA to begin a period of additional negotiations with the goal of completing a contract. Meeting dates are currently being set for second quarter.

In June 2001, Astral pilots, represented by the Air Line Pilots Association ("ALPA"), a labor union in collective bargaining, began mediated negotiations. The Astral pilots' contract expired in January 2002. Negotiations between the Company and ALPA are in progress.

Loan Guarantees - The Company is evaluating whether to apply for federal loan guarantees provided for in the Air Transportation Safety and System Stabilization Act legislation. The Company is also evaluating various uses for the funds the Company might borrow with the benefit of these guarantees. There is no certainty that a loan guarantee with terms acceptable to the Company would be approved.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

There have been no material changes in the Company's market risk since December 31, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits

              None.


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Midwest Express Holdings, Inc.



Date:    May 14, 2002                 By /s/ Timothy E. Hoeksema
         ------------                    ---------------------------------------
                                         Timothy E. Hoeksema
                                         Chairman of the Board, President and
                                         Chief Executive Officer


Date:    May 14, 2002                 By /s/ Robert S. Bahlman
         ------------                    ---------------------------------------
                                         Robert S. Bahlman
                                         Senior Vice President and
                                         Chief Financial Officer