Form 10-Q
period 2002-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 2002-08-14
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2002

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


                            6744 South Howell Avenue
                           Oak Creek, Wisconsin 53154
                  -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                  414-570-4000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of July 31, 2002, there were 15,510,457 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended June 30, 2002

                                      INDEX


                                                                        Page No.

                         PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Operations                  2

          Condensed Consolidated Balance Sheets                            3

          Condensed Consolidated Statements of Cash Flows                  4

          Notes to Condensed Consolidated Financial Statements             5

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               9

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                     24


                 PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                       25

Item 4.   Submission of Matters to a Vote of Security Holders             25

Item 6.   Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                                27

Part I  Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                                          Three Months Ended              Six Months Ended
                                                                June 30,                      June 30,
                                                                --------                      --------
                                                          2002           2001           2002             2001
                                                          ----           ----           ----             ----
Operating revenues:
     Passenger service                               $    104,095    $    124,170    $    195,645    $    231,970
     Cargo                                                  1,491           2,590           3,110           5,436
     Other                                                 10,389           8,739          21,242          17,022
                                                     ------------    ------------    ------------    ------------
       Total operating revenues                           115,975         135,499         219,997         254,428
                                                     ------------    ------------    ------------    ------------

Operating expenses:
     Salaries, wages and benefits                          39,618          43,589          77,589          85,902
     Aircraft fuel and oil                                 19,801          24,439          35,539          48,820
     Commissions                                            5,155           7,140           9,749          13,374
     Dining services                                        5,583           7,651          10,206          13,814
     Station rental, landing and other fees                 8,960           8,983          18,715          19,471
     Aircraft maintenance materials and repairs             9,798          13,704          19,324          29,447
     Depreciation and amortization                          5,161           5,281          10,720          10,232
     Aircraft rentals                                       6,313           6,025          12,622          12,065
     Impairment loss                                         --             8,839          29,911           8,839
     Other                                                 13,664          14,568          26,367          27,366
                                                     ------------    ------------    ------------    ------------
       Total operating expenses                           114,053         140,219         250,742         269,330
                                                     ------------    ------------    ------------    ------------
Operating income (loss)                                     1,922          (4,720)        (30,745)        (14,902)
                                                     ------------    ------------    ------------    ------------

Other (expense) income:
     Interest income                                          342             247             567             475
     Interest expense                                        (873)           (605)         (1,809)         (1,051)
     Other, net                                                92             (11)         39,582             (22)
                                                     ------------    ------------    ------------    ------------
       Total other (expense) income                          (439)           (369)         38,340            (598)
                                                     ------------    ------------    ------------    ------------

Income (Loss) before income tax provision (credit)          1,483          (5,089)          7,595         (15,500)
Provision (Credit) for income taxes                           548          (1,883)          2,811          (5,735)
                                                     ------------    ------------    ------------    ------------
Net Income (Loss)                                    $        935    $     (3,206)   $      4,784    $     (9,765)
                                                     ============    ============    ============    ============


Income (Loss) per common share - basic               $       0.07    $      (0.23)   $       0.34    $      (0.71)
                                                     ============    ============    ============    ============
Income (Loss) per common share - diluted             $       0.07    $      (0.23)   $       0.34    $      (0.71)
                                                     ============    ============    ============    ============

Weighted average shares - basic                        14,055,278      13,829,402      13,944,052      13,826,249
Weighted average shares - diluted                      14,131,780      13,829,402      14,024,125      13,826,249


See notes to unaudited condensed consolidated financial statements.

Part I  Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                           June 30,    December 31,
                                  ASSETS                                     2002         2001
                                                                             ----         ----
                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents:
       Unrestricted                                                        $  66,066    $  46,923
       Restricted                                                             19,539         --
                                                                           ---------    ---------
     Total cash and cash equivalents                                          85,605       46,923
     Accounts receivable:
        Traffic, less allowance for doubtful accounts of $163 and $149
           at June 30, 2002  and December 31, 2001 respectively                8,070        8,135
        Income tax refund                                                       --         10,300
        Other receivables                                                        982        3,348
                                                                           ---------    ---------
     Total accounts receivable                                                 9,052       21,783
     Inventories                                                               8,219        7,568
     Prepaid expenses:
         Commissions                                                           1,927        2,128
         Other                                                                 4,140        2,699
                                                                           ---------    ---------
     Total prepaid expenses                                                    6,067        4,827
     Deferred income taxes                                                     9,953        9,392
                                                                           ---------    ---------
Total current assets                                                         118,896       90,493

Property and equipment, at cost                                              367,269      381,809
     Less accumulated depreciation and amortization                          135,560      125,303
                                                                           ---------    ---------
Net property and equipment                                                   231,709      256,506

Landing slots and leasehold rights, less accumulated amortization of
   $3,451 and $3,260 at June 30, 2002 and December 31, 2001 respectively       3,299        3,490
Aircraft purchase deposits and pre-delivery progress payments                 36,119        3,500
Other assets                                                                   3,182        3,382
                                                                           ---------    ---------
Total assets                                                               $ 393,205    $ 357,371
                                                                           =========    =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $   5,880    $  15,864
     Income taxes payable                                                      3,025         --
     Notes payable                                                            28,000       38,000
     Current maturities of long-term debt                                      2,081        2,013
     Air traffic liability                                                    57,463       55,812
     Accrued liabilities:
        Vacation pay                                                           6,212        6,021
        Scheduled maintenance expense                                          5,917        4,980
        Frequent Flyer awards                                                  2,666        2,570
        Other                                                                 25,788       26,612
                                                                           ---------    ---------
Total current liabilities                                                    137,032      151,872
Long-term debt                                                                34,039       35,097
Long-term debt on pre-delivery progress payments                              23,002         --
Deferred income taxes                                                         25,141       22,932
Noncurrent scheduled maintenance expense                                       6,299        6,521
Accrued pension and other postretirement benefits                             11,624       10,368
Deferred Frequent Flyer partner revenue                                        8,378        8,215
Other noncurrent liabilities                                                   7,490        7,630
                                                                           ---------    ---------
Total liabilities                                                            253,005      242,635
Shareholders' equity:
     Preferred stock, without par value, 5,000,000 authorized, no
       shares issued and outstanding                                            --           --
     Common stock, $.01 par value, 25,000,000 shares authorized,
        16,224,531 and 14,549,531 shares issued, respectively                    162          145
     Additional paid-in capital                                               32,212       11,702
     Treasury stock, at cost                                                 (15,661)     (15,706)
     Retained earnings                                                       123,379      118,595
     Cumulative other comprehensive income                                       108         --
                                                                           ---------    ---------
Total shareholders' equity                                                   140,200      114,736
                                                                           ---------    ---------
Total liabilities and shareholders' equity                                 $ 393,205    $ 357,371
                                                                           =========    =========

See notes to unaudited condensed consolidated financial statements.

Part I  Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                   Six Months Ended June 30,
                                                                       2002          2001
                                                                       ----          ----
   Operating activities:
     Net income (loss)                                               $  4,784    $ (9,765)
     Items not involving the use of cash:
         Impairment loss                                               29,911       8,839
         Depreciation and amortization                                 10,720      10,232
         Deferred income taxes                                          1,648       1,136
         Other                                                        (11,586)      2,447

     Changes in operating assets and liabilities:
         Accounts receivable                                           11,231        (462)
         Inventories                                                     (651)        207
         Prepaid expenses                                              (1,132)       (685)
         Accounts payable                                              (9,984)        334
         Accrued liabilities                                            3,203      (2,930)
         Air traffic liability                                          1,651       7,350
         Deferred Frequent Flyer partner revenue                          163         334
                                                                     --------    --------
     Net cash provided by operating activities                         39,958      17,037
                                                                     --------    --------

Investing activities:
         Capital expenditures                                          (2,630)    (51,993)
         Aircraft purchase deposits and progress payments             (32,619)     (3,500)
         Aircraft purchase deposits and progress payments returned       --         1,900
         Other                                                            273         158
                                                                     --------    --------
     Net cash (used in) investing activities                          (34,976)    (53,435)
                                                                     --------    --------

Financing activities:
         Funding of pre-delivery progress payments                     23,002        --
         Proceeds from aircraft financing                                --        35,080
         Funds received from private equity placement                  20,527        --
         Payment on note payable                                      (10,000)       --
         Other                                                            171       2,626
                                                                     --------    --------
     Net cash provided by financing activities                         33,700      37,706
                                                                     --------    --------

Net increase in cash and cash equivalents                              38,682       1,308
Cash and cash equivalents, beginning of period                         46,923      15,703
                                                                     --------    --------
Cash and cash equivalents, end of period                             $ 85,605    $ 17,011
                                                                     ========    ========

See notes to unaudited condensed consolidated financial statements.

                         Midwest Express Holdings, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1.     Business and Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

2.     Impairment Loss

       In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 became effective for the Company on January 1, 2002, and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment.

       During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Express Airlines, Inc. ("Midwest Express") in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than their carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002 the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the

       Company considered market trends in aircraft dispositions, data from third parties and management estimates.

3.     Settlement of Arbitration

       Astral Aviation, Inc., doing business as Skyway Airlines, The Midwest Express Connection ("Astral"), currently operates 10 Fairchild Dornier 32-passenger 328JET regional jets. In September 2001, the Company settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the Dornier 428JET program. In first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement. The previously disclosed anticipated gain of $46 million was reduced following Fairchild's filing of insolvency in 2002 due primarily to a decrease in the estimated fair market value of the two Fairchild Dornier 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to Fairchild's insolvency, and does not expect to receive any additional Fairchild Dornier 328JET regional jets.

4.     Private Placement of Common Stock

       During the second quarter 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company's common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commissions and expenses, of $20.5 million will be used to reduce indebtedness and provide general working capital, including capital to support the startup of the new Boeing 717 aircraft program.

5.     Segment Reporting

       Midwest Express and Astral constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Financial information for the three and six month periods ended June 30 on the two operating segments, Midwest Express and Astral, follows.

                                     Three Months Ended June 30, 2002 (unaudited)

                                                            Midwest
                                                            Express           Astral      Elimination     Consolidated
                                                            -------           ------      -----------     ------------
Operating revenues                                          $97,397          $20,065          ($1,487)        $115,975
Operating income (loss)                                       2,003              (81)               -            1,922
Depreciation and amortization expense                         4,229              932                -            5,161
Interest income                                                 371                -              (29)             342
Interest expense                                               (873)             (29)              29             (873)
Income (loss) before income tax provision (credit)            1,593             (110)               -            1,483
Provision (credit) for income taxes                             589              (41)               -              548
Total assets                                                338,428           66,250          (11,473)         393,205
Capital expenditures                                         $1,059             $330              $ -           $1,389

                                     Three Months Ended June 30, 2001 (unaudited)

                                                            Midwest
                                                            Express           Astral      Elimination     Consolidated
                                                            -------           ------      -----------     ------------
Operating revenues                                         $117,226          $19,821          ($1,548)        $135,499
Operating (loss) income                                      (5,178)             458                -           (4,720)
Depreciation and amortization expense                         4,592              689                -            5,281
Interest income                                                 474                -             (227)             247
Interest expense                                               (605)            (227)             227             (605)
(Loss) income before income tax (credit) provision           (5,320)             231                -           (5,089)
(Credit) provision for income taxes                          (1,969)              86                -           (1,883)
Total assets                                                317,968           53,820          (32,568)         339,220
Capital expenditures                                        $14,282          $10,430              $ -          $24,712

                                      Six Months Ended June 30, 2002 (unaudited)

                                                            Midwest
                                                            Express           Astral      Elimination     Consolidated
                                                            -------           ------      -----------     ------------
Operating revenues                                         $185,952          $36,799          ($2,754)        $219,997
Operating (loss)                                            (29,889)            (856)               -          (30,745)
Depreciation and amortization expense                         8,936            1,784                -           10,720
Interest income                                                 627                -              (60)             567
Interest expense                                             (1,809)             (60)              60           (1,809)
(Loss) income before income tax (credit) provision          (30,989)          38,584                -            7,595
(Credit) provision for income taxes                         (11,465)          14,276                -            2,811
Total assets                                                338,428           66,250          (11,473)         393,205
Capital expenditures                                         $1,874             $756              $ -           $2,630

                                      Six Months Ended June 30, 2001 (unaudited)

                                                            Midwest
                                                            Express           Astral      Elimination     Consolidated
                                                            -------           ------      -----------     ------------
Operating revenues                                         $221,481          $35,733          ($2,786)        $254,428
Operating (loss)                                            (13,258)          (1,644)               -          (14,902)
Depreciation and amortization expense                         9,035            1,197                -           10,232
Interest income                                                 824                -             (349)             475
Interest expense                                             (1,051)            (349)             349           (1,051)
(Loss) before income tax (credit)                           (13,507)          (1,993)               -          (15,500)
(Credit) for income taxes                                    (4,998)            (737)               -           (5,735)
Total assets                                                317,968           53,820          (32,568)         339,220
Capital expenditures                                        $30,159          $21,834              $ -          $51,993


6.     Derivative Instruments and Hedging Activities

The Company utilizes option contracts to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At June 30, 2002, the Company had options in place to hedge 10% of its projected fuel purchases in the third quarter of 2002. At June 30, 2002, the options were valued at $0.3 million and included in other prepaid expenses in the unaudited condensed consolidated balance sheet. The value of the options is determined using estimates of fair market value provided by the institutions that wrote the options.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed. As of June 30, 2002, the Company had $0.1 million in unrealized gains, net of tax, in other comprehensive income related to hedges of anticipated jet fuel purchases in the third quarter of 2002. Comprehensive income (loss) was $0.7 million and $4.9 million for the three and six month periods ended June 30, 2002 and $(3.2) million and $(9.8) million for the three and six month periods ended June 30, 2001, respectively.

7.     Debt Obligation Used for Aircraft Progress Payments

In second quarter 2002, the Company entered into a loan agreement to fund pre-delivery progress payments to Boeing for new Boeing 717 aircraft. The Company obtained the loan from Kreditanstalt fur Wiederaufbau Bank ("KfW") with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG ("Rolls-Royce"). Rolls-Royce agreed to guarantee this loan agreement on behalf of the Company. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing, against which the Company has borrowed $23.0 million as of June 30, 2002. Under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each delivery date BCC will acquire and pay for each aircraft including interest accrued on the debt owed KfW, and then lease the aircraft to the Company. At that time, BCC will reimburse the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company originally funded such payments through KfW, the Company will use the amounts reimbursed to repay the related debt to KfW. Interest will accrue from date of borrowing to the aircraft delivery date and be included in the final purchase price. This debt has been classified as long-term in the accompanying balance sheet.

Part I Item 2.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations

Overview
The Company's second quarter 2002 operating income was $1.9 million, an increase of $6.6 million from second quarter 2001 operating loss of ($4.7) million. Net income for the quarter was $0.9 million, a $4.1 million improvement from second quarter 2001 net loss of ($3.2) million. For the first six months of 2002, operating loss was ($30.7) million, an increase in loss of $15.8 million from the operating loss for the first six months of 2001 of ($14.9) million. Year-to-date 2002 net income was $4.8 million, an improvement of $14.6 million from the year-to-date 2001 net loss of ($9.8) million. Year-to-date 2002 net income per share on a diluted basis was $0.34, a $1.05 improvement from 2001 net loss per share on a diluted basis of ($0.71). First quarter 2002 and year-to-date results include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet and other income of $39.5 million (pre-tax) associated with an arbitration settlement with Fairchild over the cancellation of the 428JET program. Second quarter 2001 and year-to-date results include an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft.

The Company's total revenue in second quarter 2002 decreased $19.5 million, or 14.4%, from second quarter 2001. Traffic, as measured by scheduled service revenue passenger miles, decreased 7.7% in second quarter, while scheduled service capacity, as measured by available seat miles ("ASMs"), decreased 2.0%. Capacity at Astral increased 21.7% because two additional regional jets were in service and a number of Midwest Express routes were shifted from Midwest Express aircraft to Astral's smaller aircraft to more efficiently handle decreased passenger levels. Midwest Express decreased capacity 4.4% to better align capacity with lower travel demand following the events of September 11. Traffic decreased 9.3% at Midwest Express, but increased 12.8% at Astral due to additional aircraft in service and fewer flight cancellations than second quarter 2001.

Second quarter revenue yield decreased 11.2% at Midwest Express and 10.5% at Astral. The decrease in revenue yield was due in large part to a substantial decline in high-yield business travel, new pricing structures that enable business travelers to purchase tickets at lower fares, industrywide heavy fare discounting implemented to stimulate travel demand, and increased competition in some markets.

The Company's operating costs decreased by $26.2 million, or 18.7%, to $114.1 million in second quarter 2002. Second quarter 2001 operating expenses included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft. In second quarter 2002, the Company realized savings from lower fuel prices and Companywide cost-reduction efforts, with reduced costs in all categories except aircraft rentals. Additional detail on cost changes is included in subsequent sections.

Operating Statistics
The following table provides selected operating statistics for Midwest Express and Astral.

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                          2002           2001           2002           2001
                                                          ----           ----           ----           ----
Midwest Express Operations
Origin & Destination Passengers                         529,979        598,850         989,818      1,094,754
Revenue Passenger Miles (000s)                          518,566        571,523         979,071      1,054,574
Scheduled Service Available Seat Miles (000s)           823,744        861,293       1,561,365      1,695,724
Total Available Seat Miles (000s)                       839,508        869,807       1,595,440      1,713,124
Load Factor (%)                                            63.0 %         66.4 %          62.7 %         62.2 %
Revenue Yield                                           $0.1622        $0.1827         $0.1625        $0.1862
Revenue per Scheduled Service ASM (1)                   $0.1062        $0.1263         $0.1061        $0.1209
Total Cost per Total ASM (2)                            $0.1136        $0.1306         $0.1165        $0.1319
Average Passenger Trip Length (miles)                     978.5          954.4           989.1          963.3
Number of Flights                                        11,422         12,524          21,588         24,828
Into-plane Fuel Cost per Gallon                          $0.798         $0.938          $0.757         $0.963
Full-time Equivalent Employees at End of Period           2,492          2,752           2,492          2,752
Aircraft in Service at End of Period                         34             35              34             35

Astral Operations
Origin & Destination Passengers                         153,760        147,234         278,155        265,602
Revenue Passenger Miles (000s)                           49,529         43,909          89,087         74,754
Scheduled Service Available Seat Miles (000s)           102,894         84,522         190,474        157,437
Total Available Seat Miles (000s)                       102,916         84,528         190,676        157,452
Load Factor (%)                                            48.1 %         51.9 %          46.8 %         47.5 %
Revenue Yield                                           $0.4029        $0.4502         $0.4102        $0.4764
Revenue per Scheduled Service ASM (1)                   $0.1945        $0.2344         $0.1924        $0.2268
Total Cost per Total ASM                                $0.1958        $0.2291         $0.1975        $0.2374
Average Passenger Trip Length (miles)                     322.1          298.2           320.3          281.5
Number of Flights                                        14,193         14,189          26,693         27,732
Into-plane Fuel Cost per Gallon                          $0.884         $1.023          $0.835         $1.038
Full-time Equivalent Employees at End of Period             586            576             586            576
Aircraft in Service at End of Period                         25             23              25             23

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                     Three Months Ended June 30,                  Six Months Ended June 30,
                                     ---------------------------                  -------------------------
                                 2002                 2001                  2002                  2001
                                 ----                 ----                  ----                  ----
                               Per Total    % of    Per Total    % of     Per Total     % of    Per Total    % of
                                 ASM       Revenue     ASM      Revenue      ASM       Revenue     ASM      Revenue
                                 ---       -------     ---      -------      ---       -------     ---      -------
Operating Revenues:
Passenger Service                $0.110      89.7%     $0.130     91.6%      $0.109      88.9%     $0.124     91.2%
Cargo                             0.002       1.3%      0.003      1.9%       0.002       1.4%      0.003      2.1%
Other                             0.011       9.0%      0.009      6.5%       0.012       9.7%      0.009      6.7%
                                 ------       ----     ------      ----      ------       ----     ------      ----
Total Operating Revenues         $0.123     100.0%     $0.142    100.0%      $0.123     100.0%     $0.136    100.0%
                                -------     ------    -------    ------     -------     ------    -------    ------

Operating Expenses:
Salaries, wages and benefits     $0.042      34.2%     $0.046     32.2%      $0.043      35.3%     $0.046     33.8%
Aircraft fuel and oil             0.021      17.1%      0.026     18.0%       0.020      16.2%      0.026     19.2%
Commissions                       0.005       4.4%      0.007      5.3%       0.005       4.4%      0.007      5.3%
Dining Services                   0.006       4.8%      0.008      5.7%       0.006       4.6%      0.007      5.4%
Station rental, landing, other
  fees                            0.010       7.7%      0.009      6.6%       0.010       8.5%      0.010      7.6%
Aircraft maint., materials and
  repairs                         0.010       8.4%      0.014     10.1%       0.011       8.8%      0.016     11.6%
Depreciation and amortization     0.005       4.5%      0.006      3.9%       0.006       4.9%      0.005      4.0%
Aircraft rentals                  0.007       5.4%      0.006      4.4%       0.007       5.7%      0.006      4.7%
Impairment Loss                   0.000       0.0%      0.009      6.5%       0.017      13.6%      0.005      3.5%
Other                             0.015      11.8%      0.015     10.8%       0.015      12.0%      0.015     10.8%
                                 ------      -----     ------     -----      ------      -----     ------     -----
Total Operating Expenses         $0.121      98.3%     $0.147    103.5%      $0.140     114.0%     $0.144    105.9%
                                =======      =====    =======    ======     =======     ======    =======    ======

Total ASMs (000s)               942,424               954,335             1,786,116             1,870,575

Note:  Numbers, percents and totals in this table may not be recalculated due to rounding.

                 Three Months Ended June 30, 2002 Compared With
                        Three Months Ended June 30, 2001

Operating Revenues
Company operating revenues totaled $116.0 million in second quarter 2002, a $19.5 million, or 14.4%, decrease from second quarter 2001. Passenger revenues accounted for 89.7% of total revenues and decreased $20.1 million, or 16.2%, from second quarter 2001 to $104.1 million. The decrease is attributable to a 9.2% decrease in revenue yield and a 7.7% decrease in passenger volume, as measured by revenue passenger miles.

Midwest Express passenger revenue decreased $20.3 million, or 19.4%, from 2001 to $84.1 million. This decrease was primarily caused by an 11.5% decrease in origin and destination passengers as travel demand was less than second quarter 2001 following the events of September 11 and as a result of the weak economy. Total capacity, as measured by scheduled service ASMs, decreased 4.4% due to one less aircraft in scheduled service during second quarter 2002 as the Company attempted to align capacity with lower demand. Load factor decreased from 66.4% in 2001 to 63.0% in 2002. Revenue yield decreased 11.2% due to decreased business travel as a result of the weak economy, changes in the industry pricing structure that enabled business passengers to purchase tickets at lower fares, increased competition in some markets, and heavy fare discounting used to stimulate travel demand.

Astral passenger revenue increased $0.2 million, or 1.0%, from second quarter 2001 to $20.0 million. This increase was primarily caused by a 4.4% increase in origin and destination traffic. Total capacity, as measured by scheduled service ASMs, increased 21.7% due to the addition of two new regional jets in scheduled service. Astral added new service in first quarter 2002 from Milwaukee to Minneapolis-St. Paul and Baltimore. Also, in first quarter 2002, the following routes from Milwaukee were shifted to smaller Astral aircraft to more efficiently handle decreased passenger levels: Cleveland, Columbus, Raleigh/Durham and Washington Dulles. Passenger volume, as measured by revenue passenger miles, increased 12.8%. Load factor decreased from 51.9% in second quarter 2001 to 48.1% in second quarter 2002, and revenue yield decreased 10.5% due to decreased business travel as a result of the weak economy, lower fares that were used to stimulate travel demand, and a revised mix of longer flights with lower yields. The average passenger trip length increased 24 miles, or 8.0%.

Revenue from cargo, charter and other services increased $0.6 million in second quarter 2002. Revenue from charter sales increased $1.2 million in second quarter 2002 as more aircraft time was available for charter service and the Company had exclusive charter rights for two Major League Baseball teams. Cargo revenue decreased $1.1 million, or 42.4%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part the result of new security directives and restrictions.

Operating Expenses
Second quarter 2002 operating expense decreased $26.2 million, or 18.7%, from second quarter 2001. Reduced costs occurred in all categories except aircraft rentals. Second quarter 2001 operating expenses included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft. Cost per ASM at Midwest Express decreased 19.3% in second quarter 2002, or 13.0%, excluding the aircraft impairment charge. Astral cost per total ASM decreased 14.5% as a result of lower costs in all categories except depreciation and amortization.

Salaries, wages and benefits decreased $4.0 million, or 9.1%, from second quarter 2001 to $39.6 million. The labor cost decrease reflects the reduction of 250 full-time equivalent employees (260 reductions at Midwest Express partially offset by 10 additions at Astral). The headcount decrease was primarily the result of furloughing employees. Second quarter 2001 results included a $0.5 million restructuring charge related to a workforce reduction program that eliminated positions and resulted in additional costs for severance pay. In October 2001, the Company implemented a salary freeze for all employees except pilots, whose wages are covered by a collective bargaining agreement. The pay freeze will be removed effective October 1, 2002. Employees will be eligible for an increase after they have had their compensation frozen for 12 months. A $0.4 million reduction in overtime pay also contributed to decreased labor costs. These decreases were partially offset by higher medical insurance costs. On a cost per total ASM basis, labor costs decreased 8.0% from 4.6(cent) in 2001 to 4.2(cent) in 2002.

Aircraft fuel and oil and associated taxes decreased $4.6 million, or 19.0% to $19.8 million in second quarter 2002. Into-plane fuel prices decreased 14.5% in second quarter 2002, averaging 81.0(cent) per gallon versus 94.7(cent) per gallon in second quarter 2001, and resulted in a $3.4 million (pre-tax) favorable price impact. Fuel consumption decreased 5.4% in the quarter as a result of the capacity reductions at Midwest Express. The Company had option cap agreements relating to about 25% of its second quarter 2002 fuel volume, and those agreements provided a $0.3 million benefit for the quarter. Fuel costs in July 2002 trended downward, averaging 79.6(cent) per gallon. The Company has hedged prices for 10% of its projected third quarter fuel requirements.

Commissions for travel agents and commissions related to credit card transactions decreased $2.0 million, or 27.8%, from second quarter 2001 to $5.2 million. The decrease was due to a 16.2% decrease in passenger revenue as well as savings realized because of increased travel booked directly through the Company's reservations centers and Web site, and other travel-related Web sites. In addition, in September 2001, the Company lowered the maximum travel agent commission to a 5% base with a maximum commission of $20 roundtrip or $10 one-way. Commissions as a percentage of passenger revenue decreased from 5.8% in second quarter 2001 to 5.0% in second quarter 2002.

Dining services costs decreased $2.1 million, or 27.0%, from second quarter 2001 to $5.6 million. The decrease was due to the implementation of roundtrip catering on most flights, an 11.5% decrease in Midwest Express origin and destination passengers and lower food prices. Roundtrip catering allows meals to be loaded only at the origin city of a roundtrip route, rather than loading the aircraft at both cities on the route. Total dining services costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) decreased from $12.47 in second quarter 2001 to $10.22 for second quarter 2002.

Station rental, landing and other fees were $9.0 million in both second quarter 2002 and second quarter 2001. A decrease of flight segments and 7.3% lower costs at Midwest Express were offset by 21.2% higher costs at Astral. On a cost per ASM basis, these costs increased 1.0%.

Aircraft maintenance material costs decreased $3.9 million, or 28.5%, from second quarter 2001 to $9.8 million. The decrease at Midwest Express was caused by lower costs in almost all maintenance categories including lower DC-9 engine overhaul costs, lower purchased maintenance costs, lower maintenance materials, and cost savings realized through the MSG-3 aircraft maintenance program, that was fully implemented in June 2001. Under this program, the Company divides major airframe maintenance events into smaller, more frequent events that result in fewer duplicate tasks. Maintenance costs at Astral increased $0.5 million. On a cost per total ASM basis, these costs decreased 27.6%.

Depreciation and amortization decreased $0.1 million, or 2.3%, from second quarter 2001 to $5.2 million. On a cost per total ASM basis, these costs decreased 1.0%.

Aircraft rental costs increased $0.3 million, or 4.8%, from second quarter 2001 to $6.3 million. The costs associated with the addition of one leased MD-80 aircraft were mostly offset by the reduction in lease costs due to lower interest rates for three DC-9 aircraft and five Beech 1900D aircraft. On a cost per total ASM basis, these costs increased 6.1% due to lower aircraft utilization at Midwest Express.

An $8.8 million (pre-tax) impairment charge was recorded in second quarter 2001 for eight company-owned DC-9-10 aircraft. During second quarter 2001, the Company decided to accelerate the retirement of these aircraft beginning in 2003. In connection with this decision, the Company performed an evaluation, in accordance with SFAS No. 121, to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment, as defined SFAS No. 121. Consequently, the original cost bases of these aircraft were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment charge.

Other operating expenses decreased $0.9 million, or 6.2%, from second quarter 2001 to $13.7 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, crew hotel rooms, reservation fees, administration and other items. Higher insurance costs of $1.6 million were offset by lower property taxes, consulting services, crew hotel rooms, software purchases, pilot training and other items. On a cost per total ASM basis, these costs decreased 5.0%.

Provision for Income Taxes
Income tax expense for second quarter 2002 was $0.5 million, a $2.4 million increase from the 2001 credit of ($1.9) million. The effective tax rates for the first quarters of 2002 and 2001 were 37.0%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income (Loss)
Net income for second quarter 2002 was $0.9 million, an increase of $4.1 million from second quarter 2001 net loss of ($3.2) million.


                  Six Months Ended June 30, 2002 Compared With
                         Six Months Ended June 30, 2001

Operating Revenues
Company operating revenues totaled $220.0 million for the six months ended June 30, 2002, a $34.4 million, or 13.5%, decrease from the first six months of 2001. Passenger revenues accounted for 88.9% of total revenues and decreased $36.3 million, or 15.7%, from 2001 to $195.6 million. The decrease was attributable to a 5.4% decrease in passenger volume, as measured by revenue passenger miles, and a 10.8% decrease in yield. Load factor increased slightly from 60.9% in 2001 to 61.0% in 2002.

Midwest Express passenger revenue decreased $37.3 million, or 19.0%, from 2001 to $159.1 million in 2002. This decrease was caused by a 7.2% decrease in passenger volume, as measured by revenue passenger miles, and a 12.7% decrease in revenue yield. Total Midwest Express capacity, as measured by scheduled service ASMs, decreased 7.9% due to one less aircraft in scheduled service during 2002 as the Company attempted to align capacity with lower demand. Load factor increased from 62.2% in 2001 to 62.7% in 2002.

Astral passenger revenue increased by $0.9 million, or 2.6%, from 2001 to $36.5 million in 2002. Traffic increased 19.2% on a 21.0% increase in capacity due to two additional regional jets in service in 2002. Load factor decreased from 47.5% in 2001 to 46.8% in 2002. Revenue yield decreased 13.9%, from $0.48 in 2001 to $0.41 in 2002, primarily due to new service with longer flight segments and lower-than-average system revenue yield, decreased business travel as a result of the weak economy and heavy industrywide fare discounting to stimulate travel demand.

The Company's revenue from cargo, charter and other services increased $1.9 million, or 8.4%, in 2002. Midwest Express benefited from increased revenue from charter sales as more aircraft time was available for charter service (an additional aircraft was dedicated to charter service) and the Company had exclusive charter rights for two Major League Baseball teams. The increased charter revenue was offset by a $2.3 million decrease in cargo revenue. Most of this decrease was due to lower U.S. Postal mail volumes, in large part the result of new security directives and restrictions.

Operating Expenses
2002 operating expenses decreased $18.6 million, or 6.9%, from 2001 to $250.7 million. The Company realized savings from lower fuel prices and Companywide cost reduction efforts, with reduced costs in all categories except depreciation and aircraft rentals. 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. 2001 operating costs included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft. The Company's cost per total ASM decreased 2.5%, from 14.4(cent) in 2001 to 14.0(cent) in 2002.

Salaries, wages and benefits decreased $8.3 million, or 9.7%, from 2001 to $77.6 million in 2002. The labor cost decrease reflects the reduction of 250 full-time equivalent employees (260 reductions at Midwest Express partially offset by 10 additions at Astral) since June 30, 2001. The headcount decrease was primarily the result of furloughing employees, which reduced labor costs by $8.6 million. In October 2001, the Company implemented a salary freeze for all employees except pilots, whose wages are covered by a collective bargaining agreement. A $1.5 million reduction in overtime also contributed to decreased labor costs. These decreases were partially offset by increased benefit costs primarily due to higher medical insurance costs. On a cost per total ASM basis, labor costs decreased 5.4% from 4.6(cent) in 2001 to 4.3(cent) in 2002.

Aircraft fuel and oil and associated taxes decreased $13.3 million, or 27.2%, from 2001 to $35.5 million in 2002. Into-plane fuel prices decreased 20.9% in 2002, averaging 76.8(cent) per gallon in 2002 versus 97.1(cent) per gallon in 2001, resulting in a $9.5 million favorable pre-tax price impact. Fuel consumption decreased 8.0% in 2002 because of a decrease in flight operations.

Travel agent and credit card commissions decreased $3.6 million, or 27.1%, from 2001 to $9.7 million in 2002. On a cost per total ASM basis, commissions decreased 23.7% from 2001. The decrease was primarily due to a 15.7% decrease in passenger revenue, offset by savings realized because of increased travel booked directly through the Company's reservations centers and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 5.8% in 2001 to 5.0% in 2002.

Dining service costs decreased $3.6 million, or 26.1%, from 2001 to $10.2 million in 2002. The decrease was due to the implementation of roundtrip catering on most flights, a 9.6% decrease in origin and destination passengers at Midwest Express, and lower food prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) decreased 18.9%, from $12.36 in 2001 to $10.02 in 2002.

Station rental, landing and other fees decreased $0.8 million, or 3.9%, from 2001 to $18.7 million in 2002. The decrease was caused by 13.0% fewer flight segments at Midwest Express and 3.7% fewer flight segments at Astral. On a cost per total ASM basis, these costs increased 0.7%.

Maintenance costs decreased by $10.1 million, 34.4%, from 2001 to $19.3 million in 2002. The decrease was caused by lower costs in almost all maintenance categories including lower DC-9 engine overhaul costs, lower purchased maintenance costs, lower maintenance materials, and cost savings realized through the MSG-3 aircraft maintenance program, that was fully implemented in June 2001. On a cost per total ASM basis, this category decreased by 31.3%.

Depreciation and amortization increased $0.5 million, or 4.8%, from 2001 to $10.7 million in 2002. On a cost per total ASM basis, these costs increased 9.7%.

Aircraft rental costs increased $0.6 million, or 4.6%, from 2001 to $12.6 million in 2002. On a cost per total ASM basis, these costs increased 9.6%.

A $29.9 million (pre-tax) impairment charge was recorded in first quarter 2002. The Company decided to accelerate the retirement of the Midwest Express DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than their carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Other operating expenses decreased $1.0 million, or 3.7%, from 2001 to $26.4 million in 2002. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, legal fees, consulting services, crew hotel rooms, reservation fees, administration and other items. The decrease was primarily due to cost decreases in property taxes, consulting fees, crew hotel rooms, reservation fees, flight training, charters, communications and other items. These decreases were partially offset by increased hull and liability insurance totaling $2.9 million. On a cost per total ASM basis, these costs increased 0.9%.

Other income (expense)
In the first quarter 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company's settlement of arbitration with Fairchild over the cancellation of its 428JET program. Following Fairchild's filing of insolvency in 2002, the previously disclosed gain of $46 million was reduced due primarily to a decrease in the estimated fair market value of two Fairchild Dornier 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to

Fairchild's insolvency, and does not expect to receive any additional Fairchild Dornier 328JET regional jets. Astral currently operates 10 Fairchild Dornier 32-passenger 328JET regional jets.

Provision (Credit) for Income Taxes
Income tax expense for the first six months of 2002 was $2.8 million, an increase of $8.5 million from the 2001 credit of $(5.7) million. The effective tax rate for the first six months of 2002 and 2001 was 37.0%.

Net Income (Loss)
Net income for the first six months of 2002 was $4.8 million, which reflects an increase in net income of $14.6 million from 2001 net loss of $(9.8) million. The net income (loss) margin improved to 2.2% in 2002 from (3.8%) in 2001.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $85.6 million (including $19.5 million of "restricted cash," as discussed more fully below) at June 30, 2002, compared with $46.9 million at December 31, 2001. This increase was primarily due to $20.5 million of net proceeds in second quarter 2002 from the private placement of the Company's common stock. Net cash provided by operating activities totaled $40.0 million for the six months ended June 30, 2002. Net cash used in investing activities totaled $35.0 million. Net cash provided by financing activities in second quarter 2002 totaled $33.7 million due to proceeds received from the private equity placement and funding from KfW for the pre-delivery progress payments related to the Boeing 717 program, partially offset by the payment of principal on the bank notes payable in the first quarter 2002.

As of June 30, 2002, the Company had a working capital deficit of $18.1 million versus a $61.4 million deficit on December 31, 2001. The $46.0 million improvement in the working capital deficit was primarily due to the receipt of $25.0 million of cash proceeds associated with the Fairchild arbitration settlement and $20.5 million in net proceeds from the private placement of the Company's common stock. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and Frequent Flyer program liability (which represents deferred revenue and accrued costs associated with future travel). Because of this, the Company expects to operate at a working capital deficit, which is not unusual for the industry.

In June 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company's common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commission and expenses, of $20.5 million will be used to reduce indebtedness and provide general working capital including capital to support the startup of the new Boeing 717 aircraft program. Because of the equity financing, the Company decided not to apply for a federal loan guarantee pursuant to the Air Transportation and System Stabilization Act.

As of June 30, 2002, the Company had a $45.0 million bank credit facility. The credit facility, scheduled to expire August 30, 2002, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company and by certain aircraft. The credit facility agreement requires quarterly compliance with certain financial covenants. The fees and borrowing costs under the agreement are higher than they were prior to August 31, 2001, which is the date the facility became effective. The interest rate on borrowings under the facility is LIBOR plus 250 basis points. That interest rate spread, and certain fees and costs, are subject to reduction based on improved financial covenant performance.

In June 2002, the credit facility was amended to reflect a reduction in the credit commitment from $55.0 million to $45.0 million in conjunction with a release of collateral from the facility. The release of collateral is related to a loan agreement the Company entered into with KfW as lender and Rolls Royce as guarantor to finance pre-delivery progress payments in connection with the Company's purchase of Boeing 717 aircraft. The released collateral represents the Company's right, title and interest under the purchase agreement with The Boeing Company for the purchase of Boeing 717 aircraft.

As of June 30, 2002, the Company had borrowings under the facility totaling $28.0 million. The Company made a $10.0 million payment of principal in January 2002 in connection with an amendment to the credit facility that reduced borrowings. In July 2002 the Company made an additional $10.0 million principal payment that reduced borrowings to $18.0 million but did not reduce availability, which remained at $45.0 million. In addition, as of June 30, 2002, letters of credit totaling approximately $16.6 million were outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities. As of August 14, 2002, the amounts of borrowings and letters of credit under the facility were $18.0 million and $16.6 million, respectively.

As of June 30, 2002, the Company was in compliance with the financial covenants contained in the bank credit agreement. If the Company does not extend or replace the credit agreement through its existing banks and/or new banks at or before the time it expires, then all amounts outstanding under the credit agreement would otherwise become due and payable. The Company has had discussions with its existing banks concerning an extension or replacement of the credit agreement. Due to industry and economic conditions, terms of an extension or replacement may not be as favorable as existing terms. As of the date of this report, however, the Company believes it will be able to obtain an extension or replacement of the credit agreement with its existing banks at terms acceptable to the Company.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has an agreement with an organization that processes Mastercard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes Mastercard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e. "restricted cash"). As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or $18.0 million of restricted cash as of June 30, 2002. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity, net worth or leverage-type covenants, breaches of the Company's obligations under the card processing agreement, and default under the bank credit facility agreement. The Company met all required credit card processing agreement covenants for second quarter 2002. The Company anticipates meeting all required credit card processing agreement covenants for the remainder of 2002. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft.

Capital spending totaled $2.6 million for the six months ended June 30, 2002. Capital expenditures consisted primarily of capitalized aircraft spare parts and an engine overhaul. The Company expects to spend approximately $12.0 million on capital expenditures in 2002, primarily related to refurbishment of an MD-80 aircraft, engine overhauls and spare parts, Boeing 717 start-up requirements, and technology.

In second quarter 2002, the Company made $32.6 million of pre-delivery progress payments to Boeing for the new Boeing 717 aircraft. The Company used available operating cash of $9.6 million to make such payments, and KfW made $23.0 million of the payments on behalf of the Company under a finance facility (see Note 7 to the unaudited Condensed Consolidated Financial Statements) with KfW. As of June 30, the Company had made $34.1 million in pre-delivery progress payments, of which $23.0 million was funded through the KfW finance facility. Under a financing commitment between the Company and BCC at each aircraft delivery date, BCC will acquire and pay for each aircraft, including interest accrued on the debt owed KfW, and BCC will then lease the aircraft to the Company. At that time, BCC will reimburse the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company funded such payments through KfW, the Company will use the amounts reimbursed to repay the related debt to KfW. To the extent the Company originally funded such payments with operating cash, the amounts reimbursed will represent available cash.

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of an MD-80 series aircraft. The term of the operating lease is 10 years. Three Fairchild Dornier 328JET regional jets were partially debt-financed in 2001, each for a period of up to 32 months at fixed rates. The Fairchild Dornier 328JET regional jets will likely be refinanced for longer terms when the initial financing comes due in 2003.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of June 30, 2002, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during the six months ended June 30, 2002.

On April 23, 2001, the Company completed a $7.0 million financing of a new maintenance facility for Astral located at General Mitchell International Airport. Construction was completed and occupancy occurred in February 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's $45.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

Given the uncertainties associated with the aftermath of the events of September 11, and economic conditions in general and those of the airline industry in particular, the Company continues to operate in a highly unpredictable environment. Based on the current general economic and industry outlook, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current and renewed credit facilities will be adequate to meet its current and anticipated working capital requirements through 2002. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets and recovery of amounts withheld related to credit card transactions, although there is no assurance these additional funds will be sufficient to replace the sources that are inadequate or become unavailable. This belief takes into consideration the Company's results of operations through second quarter 2002, and are based on a number of assumptions including, without limitation, the following: (a) the Company will be able to obtain an extension or replacement of its existing credit agreement with its existing banks at terms acceptable to the Company, (b) there is no further material deterioration in general economic conditions or the airline industry in particular, (c) there are no material adverse political developments or domestic events, (d) there is no material change in the competitive environment, and (e) there are no further material increases in costs associated with new FAA security directives or the Aviation and Transportation Security Act. Actual results could differ in a material and adverse manner depending on the ultimate validity of these assumptions.

Regardless, the Boeing 717 program discussed in the Pending Developments section requires substantial cash and short-term financing for pre-delivery payments, followed by long-term financing on or after delivery. As described in
Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements, in the second quarter 2002, the Company entered into a loan agreement with KfW Bank (guaranteed by Rolls-Royce) to fund a substantial portion of the pre-delivery payments to Boeing for the 717 aircraft. In addition, under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each aircraft delivery date, BCC will acquire and pay for each aircraft and then lease them to the Company. Although BCC is able to terminate its financing commitment if it deems that the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company believes it has requisite financing for the Boeing 717 program as a result of the loan agreement with KfW Bank and the BCC Commitment.

The Embraer regional jet program, with deliveries scheduled to begin in January 2004, requires less significant pre-delivery payments but will require long-term financing on or after delivery. Long-term financing alternatives are being evaluated, but lease financing is anticipated. Sources for this financing will be determined closer to scheduled delivery dates. Availability of the requisite financing cannot be assured.

                              Pending Developments

This Form 10-Q filing, particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from projected results due to factors that include but are not limited to uncertainties related to general economic factors; industry conditions; labor relations; scheduling developments; government regulations; aircraft maintenance and refurbishment schedules, including the cost of maintaining older aircraft in the Company's fleet; potential delays related to acquired aircraft; increase in fuel costs; competitive developments; interest rates; the Company's ability to extend or replace its existing credit facility, and its ability to meet certain financial covenants; increased costs for security related measures, compliance with new or enhanced government regulations and insurance; uncertainties concerning ongoing financing for operations, including the ability to finance the purchase of new aircraft; higher fixed costs associated with the Boeing 717 aircraft; potential aircraft incidents, and other events beyond the Company's control (e.g., traffic congestion and weather conditions), terrorist attacks or fear of terrorist attacks, and other world events. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's Current Report on Form 8-K dated June 19, 2002 and filed June 20, 2002 and its prospectus dated July 3, 2002 included in the Registration Statement on Form S-3 No. 333-91246.

Capacity - Due to the events of September 11 and their aftermath, the Company reduced its flight schedule in the first half of the year to closer align it with expected travel demand. The Company expects capacity to decrease 1-3% from the prior year in the third quarter 2002 and increase 13-15% in fourth quarter 2002.

MD-80 Series Aircraft - The Company has one remaining owned MD-80 series aircraft that has not been placed in service. The refurbishment process for this aircraft is scheduled to begin in third quarter 2002.

Boeing 717 Aircraft - In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under the amended purchase agreement, delivery of the aircraft is scheduled to begin in February 2003 and continue into 2005 at a rate of one aircraft every month. The first Boeing 717 aircraft is expected to enter scheduled service in March 2003. These aircraft will be used to replace Midwest Express' DC-9 aircraft and expand service in existing and new markets. The purchase will significantly affect the Company's cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs, interest on loans used to pay the purchase price and depreciation of the purchase price and, for leased planes, the lease payment expense) than the Company's DC-9 aircraft. Benefits of the Boeing 717 aircraft that would not be fixed in amount include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs and higher revenues through potential increased demand for air travel due to the fact that the Company is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft. Also, the Company's Current Report on Form 8-K dated June 19, 2002 and filed June 20, 2002 discusses additional risks concerning the Boeing 717 program.

Regional Jet Aircraft - In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft (The firm order is valued at $400 million). In August 2001, the parties signed a purchase agreement related to this order. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, the Company reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, the Company reached further agreement with Embraer in March 2002 to delay delivery of the first aircraft until January 2004. This delay will allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest Express fleet and provide additional time for the Company to evaluate financing alternatives. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Astral with flexibility to serve markets with differing capacity demands.

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

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants ("AFA"), AFL-CIO, a labor union, for the purpose of representation in collective bargaining. Negotiations began in January 2000. In September 2000, AFA requested assistance from the National Mediation Board ("NMB"). In July 2002, the NMB released the Company and AFA from mediation after AFA rejected the NMB's proffer of arbitration. Under the Railway Labor Act, a 30-day cooling-off period began July 30 and will end at midnight on August 29. Following the cooling-off period, if no contract agreement is achieved, the Company and the flight attendants can implement legal self-help plans. The Company plans to continue operating in a manner that minimizes disruptions to customers in response to any action (work slow downs or stoppages) that the flight attendants might take. It is expected that the Company and AFA will continue negotiations with a goal of completing a contract.

In June 2001, Astral pilots, represented by the Air Line Pilots Association ("ALPA"), a labor union in collective bargaining, began negotiations. The Astral pilots' contract became amendable in January 2002. In July 2002, the Company and ALPA jointly filed for mediation services from the NMB.

Adoption of New Names and Corporate Symbol - In June 2002, the Company announced that, beginning January 2003, Midwest Express will do business as "Midwest Airlines" and Skyway Airlines will do business as "Midwest Connect." "Skyway Airlines, Inc." will become the corporate name for the regional carrier, replacing Astral Aviation, Inc. The Company's market research showed substantial lost income outside core markets due to the word "Express" in the corporate name, which connotes a small airline. Additionally, many travelers do not understand the connection between Midwest Express and Skyway. The Company plans to change the way it markets the regional product to better align it with the mainline brand. The upcoming proposed acquisitions of 25 new Boeing 717 aircraft and 20 Embraer regional jets provide an opportune time to make these name changes in a cost-efficient manner as the new aircraft will arrive from the manufacturers bearing the updated liveries with the new name and logo. The Company plans to implement the changes over the next five years and estimates 2003 expenditures of $500,000 to $750,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since December 31, 2001.


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On June 19, 2002, the Company sold 1,675,000 shares of its common stock, par value $.01 per share, to certain qualified institutional investors at a price of $13.09 per share in a private placement for an aggregate purchase price of $21,925,750. Each share was accompanied by four-ninths of a Preferred Share Purchase Right in accordance with the Rights Agreement, dated February 14, 1996, as amended, between the Company and U.S. Bank, N.A. as successor in interest to Firstar Trust Company.

Robert W. Baird & Co. Incorporated served as the exclusive placement agent to the Company in connection with the private placement, and Raymond James & Associates, Incorporated acted as an advisor to the Company in connection with the private placement.

The Company sold its common stock in the private placement to the qualified institutional investors in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 24, 2002, the following individuals were elected to the Board of Directors:

                              Authority Granted          Authority Withheld
Timothy E. Hoeksema               12,792,337                 104,673
James G. Grosklaus                12,794,433                 102,577
Ulice Payne, Jr.                  12,728,214                 168,796
David H. Treitel                  12,797,691                  99,319

The terms of office for the following directors continued after the Company's Annual Meeting: John F. Bergstrom, Fredrick P. Stratton, Jr., John W. Weekly, Samuel K. Skinner, Elizabeth T. Solberg and Richard H. Sonnentag.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.    Description

(99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)        Reports on Form 8-K

           Current Report on Form 8-K (Items 5 and 7) dated June 19, 2002 and filed June 20, 2002 to announce the completion of a private placement of 1,675,000 shares of the Company's common stock to qualified Institutional Investors.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Midwest Express Holdings, Inc.



Date:    August 14, 2002           By /s/ Timothy E. Hoeksema
         ----------------             ---------------------------
                                      Timothy E. Hoeksema
                                      Chairman of the Board, President and
                                      Chief Executive Officer


Date:    August 14, 2002           By /s/ Robert S. Bahlman
         ----------------             ---------------------------
                                      Robert S. Bahlman
                                      Senior Vice President and
                                      Chief Financial Officer

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

Exhibit No.               Description


(99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.