Form 10-Q/A
period 2002-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 2002-08-16
CIK 948845

FORM 10-Q/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2002
                                      -------------

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

                                EXPLANATORY NOTE

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to file additional exhibits. The amended exhibit index shall read as follows:

Exhibit No.                               Description
-----------                               -----------

  (10.1)* General Terms Agreement, dated August 13, 2001 (the "August Terms Agreement"), between Rolls-Royce Corporation and Astral Aviation, Inc. ("Astral") and Side Letter Number One to the August Terms Agreement, dated August 13, 2001, between Rolls-Royce Corporation and Astral.

  (10.2)* Purchase Agreement DCT-043/01, dated August 13, 2001 ("Embraer Purchase Agreement"), between Embraer - Empresa Brasileira de Aeronautica S.A. ("Embraer") and Astral; Letter Agreement DCT-044/01, dated August 13, 2001 ("Embraer Letter Agreement"), between Embraer and Astral relating to Embraer Purchase Agreement, including Amendment No. 01 to Embraer Letter Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 01 to Embraer Purchase Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 02 to Embraer Purchase Agreement, dated October 19, 2001, between Embraer and Astral; and Amendment No. 03 to Embraer Purchase Agreement, dated March 6, 2002, between Embraer and Astral.

  (10.3)* General Terms Agreement, dated April 11, 2002 (the "April Terms Agreement"), between Rolls-Royce Deutschland Ltd & Co KG ("Rolls-Royce") and Midwest Express Airlines, Inc. ("Midwest Express") and Side Letter Agreement Number One to the April Terms Agreement, dated April 12, 2002, between Rolls-Royce and Midwest Express.

  (10.4)* Aircraft General Terms Agreement Number AGTA-MWE, dated September 28, 2001 (the "AGTA-MWE Terms Agreement"), among The Boeing Company, and its wholly-owned subsidiary McDonnell Douglas Corporation ("McDonnell"), and Midwest Express; Letter Agreement (6-1162-RCN-1483) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement (defined below), dated September 28, 2001 ("Letter Agreement No. 1 to AGTA-MWE"), between McDonnell and Midwest Express; and Letter Agreement (6-1162-RCN-1484) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement, dated September 28, 2001 ("Letter Agreement No. 2 to AGTA-MWE"), between McDonnell and Midwest Express.

  (10.5)* Purchase Agreement Number 2371, dated September 28, 2001 ("717 Purchase Agreement"), between McDonnell and Midwest Express; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between

                    McDonnell and Midwest Express; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1481R1)to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express.

  (99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-3934)).

  (99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-3934)).

-----------------------

     * Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

     Except as noted herein, the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 remains as originally filed with the Securities and Exchange Commission on August 14, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    August 16, 2002


                                         MIDWEST EXPRESS HOLDINGS, INC.



                                         By: /s/ Dennis J. O'Reilly
                                             -----------------------------------
                                             Dennis J. O'Reilly
                                             Treasurer and Director of Investor
                                             Relations

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                         QUARTERLY REPORT ON FORM 10-Q/A

                       FOR THE QUARTER ENDED JUNE 30, 2002

Exhibit No.                               Description
-----------                               -----------

  (10.1)* General Terms Agreement, dated August 13, 2001 (the "August Terms Agreement"), between Rolls-Royce Corporation and Astral Aviation, Inc. ("Astral") and Side Letter Number One to the August Terms Agreement, dated August 13, 2001, between Rolls-Royce Corporation and Astral.

  (10.2)* Purchase Agreement DCT-043/01, dated August 13, 2001 ("Embraer Purchase Agreement"), between Embraer - Empresa Brasileira de Aeronautica S.A. ("Embraer") and Astral; Letter Agreement DCT-044/01, dated August 13, 2001 ("Embraer Letter Agreement"), between Embraer and Astral relating to Embraer Purchase Agreement, including Amendment No. 01 to Embraer Letter Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 01 to Embraer Purchase Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 02 to Embraer Purchase Agreement, dated October 19, 2001, between Embraer and Astral; and Amendment No. 03 to Embraer Purchase Agreement, dated March 6, 2002, between Embraer and Astral.

  (10.3)* General Terms Agreement, dated April 11, 2002 (the "April Terms Agreement"), between Rolls-Royce Deutschland Ltd & Co KG ("Rolls-Royce") and Midwest Express Airlines, Inc. ("Midwest Express") and Side Letter Agreement Number One to the April Terms Agreement, dated April 12, 2002, between Rolls-Royce and Midwest Express.

  (10.4)* Aircraft General Terms Agreement Number AGTA-MWE, dated September 28, 2001 (the "AGTA-MWE Terms Agreement"), among The Boeing Company, and its wholly-owned subsidiary McDonnell Douglas Corporation ("McDonnell"), and Midwest Express; Letter Agreement (6-1162-RCN-1483) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement (defined below), dated September 28, 2001 ("Letter Agreement No. 1 to AGTA-MWE"), between McDonnell and Midwest Express; and Letter Agreement (6-1162-RCN-1484) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement, dated September 28, 2001 ("Letter Agreement No. 2 to AGTA-MWE"), between McDonnell and Midwest Express.

  (10.5)* Purchase Agreement Number 2371, dated September 28, 2001 ("717 Purchase Agreement"), between McDonnell and Midwest Express; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between

                    McDonnell and Midwest Express; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1481R1) to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express.

  (99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-3934)).

  (99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-3934)).

-----------------------
* Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.