Form 10-Q
period 2002-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 2002-11-14
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2002

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

As of October 31, 2002, there were 15,511,005 shares of Common Stock, $.01 par value, of the Registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                     For the period ended September 30, 2002

                                      INDEX

                                                                        Page No.

                         PART I - FINANCIAL INFORMATION




Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Statements of Operations                 2

           Condensed Consolidated Balance Sheets                           3

           Condensed Consolidated Statements of Cash Flows                 4

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                      5

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                             10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     29

Item 4.    Controls and Procedures                                        29




                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               30

SIGNATURES                                                                31

CERTIFICATIONS                                                            32

Part I Item 1 - Financial Statements

                                   MIDWEST EXPRESS HOLDINGS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands, except per share amounts)
                                             (Unaudited)
                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                            -------------                       -------------
                                                         2002             2001              2002              2001
                                                         ----             ----              ----              ----
Operating revenues:
     Passenger service                              $     92,600      $     99,356      $    288,246      $    331,327
     Cargo                                                 1,204             1,919             4,314             7,355
     Other                                                10,095             7,816            31,336            24,837
                                                    ------------      ------------      ------------      ------------
       Total operating revenues                          103,899           109,091           323,896           363,519
                                                    ------------      ------------      ------------      ------------

Operating expenses:
     Salaries, wages and benefits                         40,001            42,643           117,590           128,545
     Aircraft fuel and oil                                21,190            21,889            56,730            70,709
     Commissions                                           4,321             5,671            14,070            19,045
     Dining services                                       5,152             6,987            15,358            20,801
     Station rental, landing and other fees                9,192             8,601            27,906            28,072
     Aircraft maintenance materials and repairs           11,974            12,281            31,298            41,728
     Depreciation and amortization                         5,157             5,366            15,877            15,597
     Aircraft rentals                                      6,334             6,279            18,957            18,344
     Impairment loss                                        --                --              29,911             8,839
     Other                                                13,943            11,898            40,309            39,264
                                                    ------------      ------------      ------------      ------------
       Total operating expenses                          117,264           121,615           368,006           390,944
                                                    ------------      ------------      ------------      ------------
Operating loss                                           (13,365)          (12,524)          (44,110)          (27,425)
                                                    ------------      ------------      ------------      ------------

Other (expense) income:
     Interest income                                         344               277               911               752
     Interest expense                                       (774)             (871)           (2,583)           (1,924)
     Other, net                                              162             8,255            39,744             8,233
                                                    ------------      ------------      ------------      ------------
       Total other (expense) income                         (268)            7,661            38,072             7,061
                                                    ------------      ------------      ------------      ------------

Loss before income tax credit                            (13,633)           (4,863)           (6,038)          (20,364)
Income tax credit                                         (5,044)           (1,799)           (2,233)           (7,534)
                                                    ------------      ------------      ------------      ------------
Net Loss                                            $     (8,589)     $     (3,064)     $     (3,805)     $    (12,830)
                                                    ============      ============      ============      ============


Loss per common share - basic                       $      (0.55)     $      (0.22)     $      (0.26)     $      (0.93)
                                                    ============      ============      ============      ============
Loss per common share - diluted                     $      (0.55)     $      (0.22)     $      (0.26)     $      (0.93)
                                                    ============      ============      ============      ============

Weighted average shares - basic                       15,510,648        13,830,547        14,471,989        13,827,697
Weighted average shares - diluted                     15,510,648        13,830,547        14,471,989        13,827,697


See notes to unaudited consolidated financial statements.

Part I Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                                              September 30,   December 31,
                                     ASSETS                                       2002           2001
                                                                                  ----           ----
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents:
       Unrestricted                                                             $  36,890      $  46,923
       Restricted                                                                  20,970           --
                                                                                ---------      ---------
     Total cash and cash equivalents                                               57,860         46,923
     Accounts receivable:
        Traffic, less allowance for doubtful accounts of $162 and $149
           at September 30, 2002  and December 31, 2001, respectively               9,179          8,135
        Income tax refund                                                           2,373         10,300
        Other receivables                                                             653          3,348
                                                                                ---------      ---------
     Total accounts receivable                                                     12,205         21,783
     Inventories                                                                    8,153          7,568
     Prepaid expenses:
         Commissions                                                                1,976          2,128
         Other                                                                      3,224          2,699
                                                                                ---------      ---------
     Total prepaid expenses                                                         5,200          4,827
     Deferred income taxes                                                         10,730          9,392
                                                                                ---------      ---------
                                                                                ---------      ---------
Total current assets                                                               94,148         90,493

Property and equipment, at cost                                                   369,339        381,809
     Less accumulated depreciation and amortization                               141,146        125,303
                                                                                ---------      ---------
Net property and equipment                                                        228,193        256,506

Landing slots and leasehold rights, less accumulated amortization of $3,546
   and $3,260 at September 30, 2002 and December 31, 2001, respectively             3,204          3,490
Aircraft purchase deposits and pre-delivery progress payments                      42,390          3,500
Other assets                                                                        2,874          3,382
                                                                                ---------      ---------
Total assets                                                                    $ 370,809      $ 357,371
                                                                                =========      =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   4,679      $  15,864
     Notes payable                                                                  8,000         38,000
     Current maturities of long-term debt                                          10,125          2,013
     Air traffic liability                                                         59,300         55,812
     Accrued liabilities:
        Vacation pay                                                                6,441          6,021
        Scheduled maintenance expense                                               6,045          4,980
        Frequent Flyer awards                                                       2,712          2,570
        Other                                                                      28,248         26,612
                                                                                ---------      ---------
Total current liabilities                                                         125,550        151,872

Long-term debt                                                                     25,386         35,097
Long-term debt on pre-delivery progress payments                                   28,554           --
Deferred income taxes                                                              26,236         22,932
Noncurrent scheduled maintenance expense                                            5,985          6,521
Accrued pension and other postretirement benefits                                  11,801         10,368
Deferred Frequent Flyer partner revenue                                             8,382          8,215
Other noncurrent liabilities                                                        7,436          7,630
                                                                                ---------      ---------
Total liabilities                                                                 239,330        242,635

Shareholders' equity:
     Preferred stock, without par value; 5,000,000 authorized, no
       shares issued and outstanding                                                 --             --
     Common stock, $.01 par value; 25,000,000 shares authorized,
        16,224,531 and 14,549,531 shares issued at September 30, 2002
        and December 31, 2001, respectively                                           162            145
     Additional paid-in capital                                                    32,181         11,702
     Treasury stock, at cost                                                      (15,654)       (15,706)
     Retained earnings                                                            114,790        118,595
                                                                                ---------      ---------
Total shareholders' equity                                                        131,479        114,736
                                                                                ---------      ---------
Total liabilities and shareholders' equity                                      $ 370,809      $ 357,371
                                                                                =========      =========

See notes to unauditd condensed consolidated financial statements.

Part I Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       2002            2001
                                                                       ----            ----
Operating activities:
     Net loss                                                     $     (3,805)   $    (12,830)
     Items not involving the use of cash:
         Impairment loss                                                29,911           8,839
         Depreciation and amortization                                  15,877          15,597
         Deferred income taxes                                           1,966           1,482
         Other, net                                                    (10,778)          3,704

     Changes in operating assets and liabilities:
         Accounts receivable                                             8,078          (1,292)
         Inventories                                                      (585)           (483)
         Prepaid expenses                                                 (373)           (901)
         Accounts payable                                              (11,185)          5,206
         Accrued liabilities                                             2,727          (2,250)
         Air traffic liability                                           3,488           8,673
         Deferred Frequent Flyer partner revenue                           167             567
                                                                  -------------  --------------
     Net cash provided by operating activities                          35,488          26,312
                                                                  -------------  --------------

Investing activities:
         Capital expenditures                                           (4,871)        (57,884)
         Aircraft purchase deposits and pre-delivery
           progress payments                                           (38,890)         (3,500)
         Aircraft purchase deposits returned                                 -           1,900
         Other, net                                                        468            (231)
                                                                  -------------  --------------
     Net cash (used in) investing activities                           (43,293)        (59,715)
                                                                  -------------  --------------

Financing activities:
         Funding of pre-delivery progress payments                      28,554               -
         Funds received from private equity placement                   20,527               -
         Proceeds from aircraft financing                                    -          35,080
         Proceeds from debt financing                                        -          18,000
         Proceeds from sale and leaseback transactions                       -          10,500
         Payment on note payable                                       (30,000)              -
         Other, net                                                       (339)          2,932
                                                                  -------------  --------------
     Net cash provided by financing activities                          18,742          66,512
                                                                  -------------  --------------

Net increase in cash and cash equivalents                               10,937          33,109
Cash and cash equivalents, beginning of period                          46,923          15,703
                                                                  -------------  --------------
Cash and cash equivalents, end of period                          $     57,860    $     48,812
                                                                  =============  ==============

See notes to unaudited condensed consolidated financial statements.

                         Midwest Express Holdings, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Business and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2002 and 2001 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002.

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

     During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Express Airlines, Inc. ("Midwest Express") in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than the carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002 the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a

     $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

3.   Settlement of Arbitration

     Astral Aviation, Inc., doing business as Skyway Airlines, The Midwest Express Connection ("Astral"), currently operates 10 Fairchild Dornier 32-passenger 328JET regional jets. In September 2001, the Company settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the 428JET program. In first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement. The previously disclosed anticipated gain of $46 million was reduced following Fairchild's filing of insolvency in 2002 due primarily to a decrease in the estimated fair market value of the two Fairchild Dornier 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to Fairchild's insolvency and does not expect to receive any additional Fairchild Dornier 328JET regional jets.

4.   Private Placement of Common Stock

     During the second quarter 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company's common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commissions and expenses, of $20.5 million were used to reduce indebtedness and provide general working capital.

5.   Segment Reporting

     Midwest Express and Astral constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Financial information for the three- and nine-month periods ended September 30, 2002 and 2001, for the two operating segments, Midwest Express and Astral, follows (in thousands).

                                        Three Months Ended September 30, 2002
                                        -------------------------------------

                                                             Midwest
                                                             Express           Astral      Elimination     Consolidated
                                                             -------           ------      -----------     ------------
Operating revenues                                           $86,660          $18,636          ($1,397)        $103,899
Operating (loss)                                             (11,111)          (2,254)               -          (13,365)
Depreciation and amortization expense                          4,208              949                -            5,157
Interest income                                                  371                1              (28)             344
Interest expense                                                (774)             (28)              28             (774)
(Loss) before income tax credit                              (11,383)          (2,250)               -          (13,633)
Income tax credit                                             (4,212)            (832)               -           (5,044)
Total assets                                                 319,252           66,202          (13,245)         372,209
Capital expenditures                                          $1,820             $421              $ -           $2,241

                                        Three Months Ended September 30, 2001
                                        -------------------------------------

                                                             Midwest
                                                             Express           Astral      Elimination     Consolidated
                                                             -------           ------      -----------     ------------
Operating revenues                                           $93,637          $16,756          ($1,302)        $109,091
Operating (loss)                                             (10,269)          (2,255)               -          (12,524)
Depreciation and amortization expense                          4,577              789                -            5,366
Interest income                                                  529                -             (252)             277
Interest expense                                                (871)            (252)             252             (871)
(Loss) before income tax credit                               (3,095)          (1,768)               -           (4,863)
Income tax credit                                             (1,145)            (654)               -           (1,799)
Total assets                                                 343,537           54,986          (35,590)         362,933
Capital expenditures                                          $5,534             $357              $ -           $5,891

                                         Nine Months Ended September 30, 2002
                                         ------------------------------------

                                                             Midwest
                                                             Express           Astral      Elimination     Consolidated
                                                             -------           ------      -----------     ------------
Operating revenues                                          $272,613          $55,434          ($4,151)        $323,896
Operating (loss)                                             (41,000)          (3,110)               -          (44,110)
Depreciation and amortization expense                         13,143            2,734                -           15,877
Interest income                                                  998                1              (88)             911
Interest expense                                              (2,583)             (88)              88           (2,583)
(Loss) income before income tax (credit) provision           (42,372)          36,334                -           (6,038)
Income tax (credit) provision                                (15,677)          13,444                -           (2,233)
Total assets                                                 319,252           66,202          (13,245)         372,209
Capital expenditures                                          $3,694           $1,177              $ -           $4,871

                                         Nine Months Ended September 30, 2001
                                         ------------------------------------

                                                             Midwest
                                                             Express           Astral      Elimination     Consolidated
                                                             -------           ------      -----------     ------------
Operating revenues                                          $315,118          $52,489          ($4,088)        $363,519
Operating (loss)                                             (23,526)          (3,899)               -          (27,425)
Depreciation and amortization expense                         13,611            1,986                -           15,597
Interest income                                                1,353                -             (601)             752
Interest expense                                              (1,924)            (601)             601           (1,924)
(Loss) before income tax credit                              (16,603)          (3,761)               -          (20,364)
Income tax credit                                             (6,143)          (1,391)               -           (7,534)
Total assets                                                 343,537           54,986          (35,590)         362,933
Capital expenditures                                         $35,693          $22,191              $ -          $57,884


6.       Derivative Instruments and Hedging Activities

The Company utilizes option contracts to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline the acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. As of September 30, 2002, the Company had not hedged prices for future fuel purchases.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed.

7.   Debt Obligation Used for Aircraft Progress Payments

In the second quarter 2002, the Company entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. The Company obtained the loan from Kreditanstalt fur Wiederaufbau Bank ("KfW") with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG ("Rolls-Royce"). Rolls-Royce agreed to guarantee this loan agreement on behalf of the Company. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing, against which the Company has borrowed $28.6 million as of September 30, 2002. Under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each delivery date BCC will acquire and pay for the aircraft delivered, including interest accrued on the debt owed KfW, and then lease the aircraft to the Company. At that time, BCC will reimburse the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company originally funded such payments through KfW, the Company will use the amounts reimbursed to repay the related debt to KfW. Interest will accrue from the date of borrowing to the aircraft delivery date, and be included in the final purchase price. This debt has been classified as long-term in the accompanying balance sheet.

8.   New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. The Company plans to adopt SFAS No. 146 on January 1, 2003. The Company is currently reviewing SFAS No. 146, but does not expect it to have a material impact on future financial statements or results of operations.

9.       Debt Refinancing

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the Company has a $25.0 million bank credit facility, declining in tranches to $18.5 million in mid-April 2003 compared with $45 million in availability prior to amending the credit agreement. The credit facility, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The credit agreement requires monthly compliance with certain financial covenants. As of October 31, 2002, the Company was in compliance with the financial covenants contained in the amended credit agreement. The fees and borrowing costs under the amended credit agreement are higher than they were prior to October 7, 2002. The interest rate on borrowings under the facility is Prime plus 50 basis points.

Part I Item 2.


          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                              Results of Operations

Overview
Year-over-year comparisons of financial results and performance data may not be meaningful because the comparisons are distorted by the impact of the events of September 11, 2001.

The Company's third quarter 2002 operating loss was ($13.4) million, an increase in loss of $0.9 million from third quarter 2001 operating loss of ($12.5) million. Net loss for the quarter was ($8.6) million, an increase in loss of $5.5 million from third quarter 2001 net loss of ($3.1) million. For the first nine months of 2002, operating loss was ($44.1) million, an increase in loss of $16.7 million from the operating loss for the first nine months of 2001 of ($27.4) million. Year-to-date 2002 net loss was ($3.8) million, an improvement of $9.0 million from the corresponding year-to-date 2001 net loss of ($12.8) million. Year-to-date 2002 net loss per share on a diluted basis was ($0.26), a $0.67 improvement from 2001 net loss per share on a diluted basis of ($0.93). Year-to-date 2002 results include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet and other income of $39.5 million (pre-tax) associated with the Fairchild arbitration settlement over the cancellation of the 428JET program. Year-to-date 2001 results included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft and non-operating income of $8.3 million (pre-tax) associated with a grant received under the Air Transportation Safety and System Stabilization Act.

The Company's total revenue in third quarter 2002 decreased $5.2 million, or 4.8%, from third quarter 2001. Traffic, as measured by scheduled service revenue passenger miles, increased 1.9% in the third quarter, while scheduled service capacity, as measured by available seat miles ("ASMs"), increased 3.4%. Capacity at Astral increased 30.0% because two additional regional jets were placed in service and a number of routes were shifted from Midwest Express aircraft to Astral's smaller aircraft to more efficiently handle decreased passenger levels. Midwest Express' capacity increased 0.8%. Traffic decreased 0.2% at Midwest Express, but increased 28.2% at Astral due to additional aircraft in service. Both airlines benefited from fewer flight cancellations with Midwest Express achieving a 98.9% flight completion rate and Astral achieving a 98.8% flight completion rate.

Third quarter revenue yield decreased 10.1% at Midwest Express and 13.6% at Astral. The decreases in revenue yield were due in large part to a substantial decline in high-yield business travel, new pricing structures that enable business travelers to purchase tickets at lower fares, industrywide heavy fare discounting implemented to stimulate travel demand, and increased competition in some markets.

The Company's operating costs decreased $4.4 million, or 3.6%, to $117.3 million in third quarter 2002. In the third quarter, the Company realized savings from lower fuel prices and companywide cost-reduction efforts, with reduced costs in most expense categories. Year-to-date 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. Year-to-date 2001 operating costs included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft. Additional detail on cost changes is included in subsequent sections.

The airline industry continues to operate in an uncertain domestic and global economy. The Company's revenues have been adversely affected by a reduction in business travel and a general decline in the demand for air travel following the events of September 11, 2001. In addition, increased costs related to enhanced security measures and aviation-related insurance have adversely impacted the Company's results of operations. The Company has taken, and will continue to take, decisive action to increase its operating revenues and decrease costs, and the Company hopes to return to profitability in fiscal 2003; but given the adverse economic and industry conditions it is impossible to project when the Company will return to profitability. The Company cannot ensure that it can increase or even sustain revenues, that it can reduce costs or that travel demand will increase during these uncertain financial market conditions.

Operating Statistics
The following table provides selected operating statistics for Midwest Express and Astral.

                                                      Three Months Ended                Nine Months Ended
                                                      ------------------                -----------------
                                                         September 30,                    September 30,
                                                         -------------                    -------------
                                                      2002           2001              2002           2001
                                                      ----           ----              ----           ----
Midwest Express Operations
--------------------------
Origin & Destination Passengers                       494,729        495,807         1,484,547      1,590,561
Scheduled Service Revenue Passenger Miles (000s)      481,351        482,461         1,460,422      1,537,035
Scheduled Service Available Seat Miles (000s)         825,339        818,694         2,386,704      2,514,418
Total Available Seat Miles (000s)                     841,459        823,301         2,436,900      2,536,425
Load Factor (%)                                          58.3 %         58.9 %            61.2 %         61.1 %
Revenue Yield                                         $0.1540        $0.1713           $0.1597        $0.1815
Revenue per Scheduled Service ASM (1)                 $0.0933        $0.1054           $0.1016        $0.1158
Total Cost per Total ASM (2)                          $0.1162        $0.1262           $0.1164        $0.1300
Average Passenger Trip Length (miles)                   973.0          973.1             983.7          966.3
Number of Flights                                      11,495         11,567            33,083         36,395
Into-plane Fuel Cost per Gallon                        $0.843         $0.895            $0.787         $0.941
Full-time Equivalent Employees at End of Period         2,539          2,704             2,539          2,704
Aircraft in Service at End of Period                       34             34                34             34

Astral Operations
-----------------
Origin & Destination Passengers                       150,751        132,331           428,906        397,933
Scheduled Service Revenue Passenger Miles (000s)       49,110         38,314           138,198        113,067
Scheduled Service Available Seat Miles (000s)         103,450         79,592           293,924        237,030
Total Available Seat Miles (000s)                     103,472         79,627           294,148        237,079
Load Factor (%)                                          47.5 %         48.1 %            47.0 %         47.7 %
Revenue Yield                                         $0.3765        $0.4356           $0.3982        $0.4626
Revenue per Scheduled Service ASM (1)                 $0.1791        $0.2102           $0.1877        $0.2212
Total Cost per Total ASM                              $0.2019        $0.2387           $0.1990        $0.2378
Average Passenger Trip Length (miles)                   325.8          289.5             322.2          284.1
Number of Flights                                      14,488         13,326            41,181         41,058
Into-plane Fuel Cost per Gallon                        $0.945         $0.991            $0.874         $1.022
Full-time Equivalent Employees at End of Period           607            624               607            624
Aircraft in Service at End of Period                       25             23                25             23

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                           Three Months Ended September 30,                  Nine Months Ended September 30,
                                           --------------------------------                  -------------------------------
                                            2002                      2001                    2002                      2001
                                            ----                      ----                    ----                      ----
                                   Per Total     % of       Per Total      % of      Per Total     % of        Per Total      % of
                                      ASM       Revenue        ASM        Revenue       ASM       Revenue         ASM       Revenue
                                      ---       -------        ---        -------       ---       -------         ---       -------
Operating Revenues:
Passenger Service                    $0.098       89.1%       $0.110       91.1%       $0.106       89.0%        $0.119      91.1%
Cargo                                 0.001        1.2%        0.002        1.7%        0.002        1.3%         0.003       2.0%
Other                                 0.011        9.7%        0.009        7.2%        0.011        9.7%         0.009       6.9%
                                     ------      -----        ------       -----       ------      -----         ------     -----
Total Operating Revenues             $0.110      100.0%       $0.121      100.0%       $0.119      100.0%        $0.131     100.0%
                                     ------      -----        ------       -----       ------      -----         ------     -----
Operating Expenses:
Salaries, wages and benefits         $0.042       38.5%       $0.047       39.1%       $0.043       36.3%        $0.046      35.4%
Aircraft fuel and oil                 0.022       20.4%        0.024       20.1%        0.021       17.5%         0.025      19.5%
Commissions                           0.005        4.2%        0.006        5.2%        0.005        4.3%         0.007       5.2%
Dining Services                       0.005        5.0%        0.008        6.4%        0.006        4.7%         0.008       5.7%
Station rental, landing,
  other fees                          0.010        8.8%        0.010        7.9%        0.010        8.6%         0.010       7.7%
Aircraft maint., materials
  and repairs                         0.013       11.5%        0.014       11.3%        0.011        9.7%         0.015      11.5%
Depreciation and amortization         0.005        5.0%        0.006        4.9%        0.006        4.9%         0.006       4.3%
Aircraft rentals                      0.007        6.1%        0.007        5.7%        0.007        5.9%         0.007       5.0%
Impairment Loss                       0.000        0.0%        0.000        0.0%        0.011        9.2%         0.003       2.4%
Other                                 0.015       13.4%        0.013       10.9%        0.015       12.5%         0.014      10.8%
                                     ------      -----        ------       -----       ------      -----         ------     -----
Total Operating Expenses             $0.124      112.9%       $0.135      111.5%       $0.135      113.6%        $0.141     107.5%
                                     ------      -----        ------       -----       ------      -----         ------     -----
Total ASMs (000s)                   944,932                  902,928                2,731,048                 2,773,504

Note:  Numbers, percents and totals in this table may not be recalculated due to rounding.


               Three Months Ended September 30, 2002 Compared With
                      Three Months Ended September 30, 2001

Operating Revenues
Year-over-year comparisons of financial and performance data may not be meaningful because the comparisons are distorted by the impact of the events of September 11, 2001.

Company operating revenues totaled $103.9 million in third quarter 2002, a $5.2 million, or 4.8%, decrease from third quarter 2001. Passenger revenues accounted for 89.1% of total revenues and decreased $6.8 million, or 6.8%, from third quarter 2001 to $92.6 million. The decrease is attributable to an 8.5% decrease in revenue yield and a decrease of 0.9 points in load factor partially offset by a 1.9% increase in passenger volume, as measured by revenue passenger miles. Third quarter 2001 results include non-operating income of $8.3 million (pre-tax) associated with a federal grant received under the Air Transportation Safety and System Stabilization Act.

Midwest Express passenger revenue decreased $8.6 million, or 10.4%, from 2001 to $74.1 million. Revenue yield decreased 10.1% due to a substantial decline in high-yield business travel, increased competition in some markets, the sluggish economy and a depressed pricing environment resulting from airlines attempting to stimulate travel demand and capture market share by reducing fares. Load factor decreased from 58.9% in 2001 to 58.3% in 2002. Total capacity, as measured by scheduled service ASMs, increased 0.8% while passenger volume, as measured by scheduled service revenue passenger miles, decreased 0.2%.

Astral passenger revenue increased $1.8 million, or 10.8%, from third quarter 2001 to $18.5 million. This increase was primarily caused by added capacity and a 13.9% increase in origin and destination traffic. Total capacity, as measured by scheduled service ASMs, increased 30.0% due to the addition of two new regional jets in scheduled service. Passenger volume increased 28.2%. Load factor decreased from 48.1% in third quarter 2001 to 47.5% in third quarter 2002, and revenue yield decreased 13.6% due to a substantial decline in high-yield business travel, lower fares used to stimulate travel demand, and a revised mix of flights that included a greater percentage of longer flights with lower yields. The average passenger trip length increased 36 miles, or 12.5%.

Revenue from cargo, charter and other services increased $1.6 million in third quarter 2002. Revenue from charter sales increased $1.8 million in third quarter 2002 as more aircraft time was available for charter service and the Company had exclusive charter rights for two professional baseball teams and other sports teams. Cargo revenue decreased $0.7 million, or 37.3%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part the result of new federal security directives and restrictions.

Operating Expenses
Third quarter 2002 operating expense decreased $4.4 million, or 3.6%, from third quarter 2001. The decrease was primarily the result of lower labor costs, lower fuel costs, decreased commission costs and lower dining services costs partially offset by higher costs in the "other" category (insurance costs, advertising and a nonrecurring property tax credit in 2001). Cost per total ASM (unit costs) at Midwest Express decreased 7.9%, from 12.6(cent) to 11.6(cent) in third quarter 2002; Astral's cost per total ASM decreased 15.4%, from 23.9(cent) to 20.2(cent).

Salaries, wages and benefits decreased $2.6 million, or 6.2%, from third quarter 2001 to $40.0 million. The labor cost decrease reflects the reduction of 182 full-time equivalent employees (165 at Midwest Express and 17 at Astral) since September 30, 2001. The Company decreased headcount throughout 2001 and 2002 to better align with reduced capacity and passenger levels, and to reduce costs given the poor revenue environment. In October 2001, the Company implemented a salary freeze for all employees except pilots, whose wages are covered by a collective bargaining agreement. The pay freeze was removed effective October 1, 2002 and employees are eligible for a pay increase after they have had their compensation frozen for 12 months. A salary freeze for officers and other members of senior management has been in effect for a longer period of time and remains in effect. A $0.2 million reduction in overtime pay also contributed to decreased labor costs. These decreases were partially offset by higher pilot labor costs and higher medical insurance costs. On a cost per total ASM basis, labor costs decreased 10.4% from 4.7(cent) in 2001 to 4.2(cent) in 2002.

Aircraft fuel and oil and associated taxes decreased $0.7 million, or 3.2% to $21.2 million in third quarter 2002. Into-plane fuel prices decreased 5.4% in third quarter 2002, averaging 85.7(cent) per gallon versus 90.6(cent) per gallon in third quarter 2001, and resulted in a $1.4 million (pre-tax) favorable price impact. Fuel consumption increased 2.4% in the quarter as a result of the capacity additions at Astral. The Company had option cap agreements relating to about 10% of its third quarter 2002 fuel volume, and those agreements provided a $0.2 million benefit for the quarter. Fuel costs in October 2002 trended upward, averaging 94.9(cent) per gallon. As of November 12, 2002, the Company had not hedged prices for future fuel purchases.

Commissions for travel agents and commissions related to credit card transactions decreased $1.4 million, or 23.8%, from third quarter 2001 to $4.3 million. The decrease was due to a 6.8% decrease in passenger revenue as well as savings realized because of an increase in travel booked directly through the Company's reservations centers and Web site, and other travel-related Web sites. In addition, in September 2001 the Company lowered the maximum travel agent commission to a 5% base with a maximum commission of $20 roundtrip or $10 one-way. Commissions as a percentage of passenger revenue decreased from 5.7% in third quarter 2001 to 4.7% in third quarter 2002.

Dining services costs decreased $1.8 million, or 26.3%, from third quarter 2001 to $5.2 million. The decrease was due to the implementation of roundtrip catering on most flights and lower food prices. Roundtrip catering allows meals to be loaded only at the origin city of a roundtrip route, rather than loading the aircraft at both cities on the route. Total dining services costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) decreased from $13.74 in third quarter 2001 to $9.97 in third quarter 2002. The events of September 11 negatively impacted third quarter 2001 food costs due to wasted meals from canceled flights following the shutdown of air traffic for approximately three days.

Station rental, landing and other fees increased $0.6 million, or 6.9%, from third quarter 2001 to $9.2 million. The increase was primarily the result of an 8.7% increase of flight segments at Astral, 22.2% higher costs at Astral and 2.0% higher costs at Midwest Express. On a cost per ASM basis, these costs increased 2.1%.

Aircraft maintenance material costs decreased $0.3 million, or 2.5%, from third quarter 2001 to $12.0 million. The decrease was caused by lower costs in almost all maintenance categories at Midwest Express including lower DC-9 engine overhaul costs, lower maintenance materials and lower purchased maintenance costs. The decrease was partially offset by a $0.7 million nonrecurring payment for MD-80 engine modifications. On a cost per total ASM basis, Midwest Express costs decreased 10.2%. Maintenance costs at Astral increased $0.5 million, but decreased 11.3% on a cost per total ASM basis.

Depreciation and amortization decreased $0.2 million, or 3.9%, from third quarter 2001 to $5.2 million. On a cost per total ASM basis, these costs decreased 8.2%. Depreciation associated with the two additional regional jets was more than offset by lower depreciation on the DC-9 fleet following the asset impairment charge in first quarter 2002.

Aircraft rental costs were $6.3 million for both third quarter 2002 and third quarter 2001. On a cost per total ASM basis, these costs decreased 3.6% primarily due to higher aircraft utilization at Astral.

Other operating expenses increased $2.0 million, or 17.2%, from third quarter 2001 to $13.9 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, consulting services, crew hotel rooms, reservation fees, administration and other items. Higher insurance costs of $1.3 million, higher advertising costs and higher professional services costs were partially offset by lower costs for legal services, crew room costs and other items. Third quarter 2001 expenses were favorably impacted by a $1.0 million property tax refund associated with the first six months of 2001, resulting from legislation in the State of Wisconsin that exempted hub airlines from property tax. On a cost per total ASM basis, other operating expenses increased 12.0%.

(Credit) for Income Taxes
Income tax credit for third quarter 2002 was ($5.0) million, a $3.2 million increase from the 2001 credit of ($1.8) million. The effective tax rates for the third quarters of 2002 and 2001 were 37.0%. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net (Loss)
Net loss for third quarter 2002 was ($8.6) million, an increase of $5.5 million from third quarter 2001 net loss of ($3.1) million.

               Nine Months Ended September 30, 2002 Compared With
                      Nine Months Ended September 30, 2001

Operating Revenues
Year-over-year comparisons of financial and performance data may not be meaningful because the comparisons are distorted by the impact of the events of September 11, 2001.

Company operating revenues totaled $323.9 million for the nine months ended September 30, 2002, a $39.6 million, or 10.9%, decrease from the first nine months of 2001. Passenger revenues accounted for 89.0% of total revenues and decreased $43.1 million, or 13.0%, from 2001 to $288.2 million. The decrease was attributable to a 10.2% decrease in revenue yield and a 3.1% decrease in passenger volume, as measured by revenue passenger miles. Load factor decreased from 60.0% in 2001 to 59.6% in 2002. Third quarter 2001 results include non-operating income of $8.3 million (pre-tax) associated with a grant received under the Air Transportation Safety and System Stabilization Act.

Midwest Express passenger revenue decreased $45.8 million, or 16.4%, from 2001 to $233.2 million in 2002. This decrease was caused by a 5.0% decrease in passenger volume, as measured by revenue passenger miles, and a 12.0% decrease in revenue yield due to decreased business travel, the sluggish economy and depressed fares. Total Midwest Express capacity, as measured by scheduled service ASMs, decreased 5.1% as the Company worked to align capacity with lower demand. Load factor increased from 61.1% in 2001 to 61.2% in 2002.

Astral passenger revenue increased $2.7 million, or 5.2%, from 2001 to $55.0 million in 2002. Traffic increased 22.2% on a 24.0% increase in capacity due to two additional regional jets in service in 2002. Load factor decreased from 47.7% in 2001 to 47.0% in 2002. Revenue yield decreased 13.9%, from $0.46 in 2001 to $0.40 in 2002, primarily due to new service with longer flight segments and lower-than-average system revenue yield, decreased business travel as a result of the weak economy, and heavy industrywide fare discounting to stimulate travel demand.

The Company's revenue from cargo, charter and other services increased $3.5 million, or 10.7%, in 2002. Midwest Express benefited from increased revenue from charter sales as more aircraft time was available for charter service (an additional aircraft was dedicated to charter service) and the Company had exclusive charter rights for two professional baseball teams and other sports teams. The increased charter revenue was offset by a $3.0 million decrease in cargo revenue. Most of this decrease was due to lower U.S. Postal mail volumes, in large part the result of new federal security directives and restrictions.

Operating Expenses
2002 operating expenses decreased $22.9 million, or 5.9%, from 2001 to $368.0 million. The Company realized savings from lower fuel prices and companywide cost-reduction efforts, with reduced costs in all categories except depreciation, aircraft rentals and other (insurance and advertising). 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. 2001 operating costs included an $8.8 million

(pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft. The Company's cost per total ASM decreased 4.4%, from 14.1(cent) in 2001 to 13.5(cent) in 2002.

Salaries, wages and benefits decreased $11.0 million, or 8.5%, from 2001 to $117.6 million in 2002. The labor cost decrease reflects the reduction of 182 full-time equivalent employees (165 reductions at Midwest Express and 17 at Astral) since September 30, 2001. The Company decreased headcount throughout 2001 and 2002 to better align with reduced capacity and passenger levels, and to reduce costs given the poor revenue environment. The headcount decrease was primarily the result of furloughing employees, which reduced labor costs by $11.2 million. In October 2001, the Company implemented a salary freeze for all employees except pilots, whose wages are covered by a collective bargaining agreement. A salary freeze for officers and other members of senior management has been in effect for a longer period of time. A $1.6 million reduction in overtime also contributed to decreased labor costs. These decreases were partially offset by increased benefit costs primarily due to higher medical insurance costs and less labor capitalized for maintenance projects. On a cost per total ASM basis, labor costs decreased 7.1% from 4.6(cent) in 2001 to 4.3(cent) in 2002.

Aircraft fuel and oil and associated taxes decreased $14.0 million, or 19.8%, from 2001 to $56.7 million in 2002. Into-plane fuel prices decreased 15.9% in 2002, averaging 79.9(cent) per gallon in 2002 versus 95.0(cent) per gallon in 2001, resulting in a $10.9 million favorable pre-tax price impact. Fuel consumption decreased 4.6% in 2002 because of a decrease in flight operations at Midwest Express.

Travel agent and credit card commissions decreased $5.0 million, or 26.1%, from 2001 to $14.1 million in 2002. On a cost per total ASM basis, commissions decreased 25.0% from 2001. The decrease was primarily due to a 13.0% decrease in passenger revenue, and by savings realized because of an increase in travel booked directly through the Company's reservations centers and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 5.7% in 2001 to 4.9% in 2002.

Dining service costs decreased $5.4 million, or 26.2%, from 2001 to $15.4 million in 2002. The decrease was due to the implementation of roundtrip catering on most flights, a 6.7% decrease in origin and destination passengers at Midwest Express, and lower food prices. Total dining service costs per Midwest Express passenger (including food, beverage, linen, catering equipment and supplies) decreased 21.8%, from $12.79 in 2001 to $10.00 in 2002.

Station rental, landing and other fees decreased $0.2 million, or 0.6%, from 2001 to $27.9 million in 2002. The decrease was caused by 9.1% fewer flight segments at Midwest Express partially offset by 0.3% more flight segments at Astral. On a cost per total ASM basis, these costs increased 1.0%.

Aircraft maintenance material costs decreased $10.4 million, 25.0%, from 2001 to $31.3 million in 2002. The decrease was caused by lower costs in almost all maintenance categories including lower DC-9 engine overhaul costs, lower purchased maintenance costs, lower maintenance materials and cost savings realized through the MSG-3 aircraft maintenance program that was fully implemented in June 2001. On a cost per total ASM basis, this category decreased 23.8%.

Depreciation and amortization increased $0.3 million, or 1.8%, from 2001 to $15.9 million in 2002. On a cost per total ASM basis, these costs increased 3.4%.

Aircraft rental costs increased $0.6 million, or 3.3%, from 2001 to $19.0 million in 2002. On a cost per total ASM basis, these costs increased 4.9%.

A $29.9 million (pre-tax) impairment charge was recorded in first quarter 2002. The Company accelerated the retirement of the Midwest Express DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than their carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

An $8.8 million (pre-tax) impairment charge was recorded in second quarter 2001 for eight company-owned DC-9-10 aircraft. During second quarter 2001, the Company accelerated the retirement of these aircraft beginning in 2003. In connection with this decision, the Company performed an evaluation, in accordance with SFAS No. 121, to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment, as defined SFAS No. 121. Consequently, the original cost bases of these aircraft were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment charge.

Other operating expenses increased $1.0 million, or 2.7%, from 2001 to $40.3 million in 2002. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, legal fees, consulting services, crew hotel rooms, reservation fees, administration and other items. The increase was primarily due to increased hull and liability insurance totaling $4.2 million and $0.8 million in increased advertising, offset by cost decreases in crew hotel rooms, consulting fees, communications, reservation fees, air cargo and mail handling costs, Frequent Flyer costs, flight training, bad debt and other items. On a cost per total ASM basis, other operating expenses increased 4.3%.

Other income (expense)
In the first quarter 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company's settlement of arbitration with Fairchild Dornier over the cancellation of its 428JET program. Following Fairchild's filing of insolvency in 2002, the previously disclosed gain of $46 million was reduced primarily due to a decrease in the estimated fair market value of two Fairchild Dornier 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to Fairchild's insolvency, and does not expect to receive any additional 328JET regional jets. Astral currently operates 10 32-passenger 328JET regional jets.

(Credit) for Income Taxes
Income tax credit for the first nine months of 2002 was ($2.2) million, a decrease of $5.3 million from the 2001 credit of ($7.5) million. The effective tax rate for the first nine months of 2002 and 2001 was 37.0%.

Net (Loss)
Net loss for the first nine months of 2002 was ($3.8) million, which reflects a decrease in net loss of $9.0 million from 2001 net loss of $(12.8) million. The net (loss) margin improved to (1.2%) in 2002 from (3.5%) in 2001.

                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $57.9 million (including $21.0 million of "restricted cash," as discussed more fully below) at September 30, 2002, compared with $46.9 million at December 31, 2001. Net cash provided by operating activities totaled $35.5 million for the nine months ended September 30, 2002. Net cash used in investing activities totaled $43.3 million. Net cash provided by financing activities for the nine months ended September 30, 2002 totaled $18.7 million due to proceeds received from the private equity placement and funding associated with the pre-delivery progress payments related to the Company's new Boeing 717 aircraft program, partially offset by the payment of principal on the bank notes payable.

As of September 30, 2002, the Company had a working capital deficit of $31.4 million versus a $61.4 million deficit on December 31, 2001. The improvement in the working capital deficit can be attributed to the receipt of $25.0 million of cash proceeds associated with the Fairchild arbitration settlement and $20.5 million in net proceeds from the private placement of the Company's common stock. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and Frequent Flyer program liability (which represents deferred revenue and accrued costs associated with future travel). Because of this, the Company expects to operate at a working capital deficit.

In June 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company's common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commission and expenses, of $20.5 million were used to reduce indebtedness and provide general working capital, including capital to support the startup of the new Boeing 717 aircraft program. Because of the equity financing, the Company decided not to apply for a federal loan guarantee pursuant to the Air Transportation Safety and System Stabilization Act.

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the Company has a $25.0 million bank credit facility, declining in tranches to $18.5 million in mid-April 2003, compared with $45 million in availability prior to amending the credit agreement. The Company intends to fund the pay-down from existing cash and cash equivalents or cash flow from operations. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The credit agreement requires monthly compliance with certain financial covenants. As of October 31, 2002, the Company was in compliance with the financial covenants contained in the amended credit agreement. The fees and borrowing costs under the amended credit agreement are higher than they were prior to October 7, 2002. The interest rate on borrowings under the facility is Prime plus 50 basis points.

As of September 30, 2002, the Company had borrowings under the facility totaling $8.0 million. In addition, the Company had letters of credit totaling approximately $16.6 million outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e. "restricted cash"). As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or $19.9 million of the $21.0 million of restricted cash as of September 30, 2002. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity or leverage-type covenants, breaches of the Company's obligations under the card processing agreement, and default under the bank credit facility. The Company met all required credit card processing agreement covenants for third quarter 2002. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company, certain aircraft and a third priority lien on the Company's headquarters facility. The Company does not anticipate that other credit card processors will require similar protection.

The Company offers the Midwest Express MasterCard Program. As the Company indicated it would in its Annual Report on Form 10-K for the year ended December 31, 2001, the Company has transitioned the Midwest Express MasterCard Program from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest Express to offer a cobranded credit card to enhance loyalty to the airline and to increase Frequent Flyer membership. The Company essentially generates income by selling Frequent Flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards. In early fourth quarter 2002, Juniper Bank paid $20.0 million in cash to the Company related to the program as the agreement between the parties required. In essence, this payment is in part the payment of a minimum amount due for the period from July 1, 2002 to the date of payment and in part the prepayment of a minimum amount due for the period from the date of payment through June 30, 2003. Because the amounts that the Company will ultimately receive from Juniper Bank under the agreement over its term can vary depending upon actual results over the term of the agreement, the Company is recognizing revenue under the agreement (subject to the Company's revenue recognition policies for Frequent Flyer miles) based on actual credit card purchase and mileage credit activity rather than based on the receipt of these or similar cash payments that the agreement may obligate Juniper Bank to make. Accordingly, the Company will reflect a liability on its balance sheet based on the amount by which the cash the Company has received under the agreement exceeds the revenue the Company has recognized under the agreement.

Capital spending totaled $4.9 million for the nine months ended September 30, 2002. Capital expenditures consisted primarily of capitalized aircraft spare parts and an engine overhaul. The Company expects capital expenditures in 2002 to total approximately $8.0 million and consist primarily of refurbishment of an MD-80 aircraft, engine overhauls and spare parts, Boeing 717 start-up requirements, and technology.

As of September 30, 2002, the Company had made pre-delivery progress payments of $38.9 million for the new Boeing 717 aircraft program of which $28.6 million was funded under the KfW loan agreement. Under a financing commitment between the Company and BCC, at each aircraft delivery date BCC will acquire and pay for the aircraft delivered, including interest accrued on the debt owed KfW, and BCC will then lease the aircraft to the Company. At that time, BCC will reimburse the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company funded such payments through KfW, the Company will use the amounts reimbursed to repay the related debt to KfW. To the extent the Company originally funded such payments with operating cash, the amounts reimbursed will represent available cash (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of another MD-80 series aircraft. The term of the operating lease is 10 years. In 2001, the Company obtained debt financing for three Fairchild Dornier 328JET regional jets that the Company owns, each for a period of up to 32 months at fixed rates. These 328JET regional jets will likely be refinanced for longer terms when the initial financing comes due in late 2003 for two jets and early 2004 for the third. The Company's ability to refinance these jets at that time will be dependent in part on the then current fair market value of the jets.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of September 30, 2002, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during the nine months ended September 30, 2002.

On April 23, 2001, the Company completed a $6.3 million financing of a new maintenance facility for Astral located at General Mitchell International Airport. Construction was completed and occupancy occurred in February 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit under the Company's $25.0 million credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

Given the uncertainties associated with the aftermath of the events of September 11, 2001 and economic conditions in general and those of the airline industry in particular, the Company continues to operate in a highly unpredictable environment. Based on the current general economic and industry outlook, the Company believes it will meet the financial covenants contained in its amended credit agreement for the remainder of the credit agreement term and believes it will meet all required covenants under the credit card processing agreement discussed above for the remainder of 2002 and 2003. If the Company is not able to comply with the covenants, then under reasonably foreseeable circumstances it believes it will be able to obtain a waiver from the banks participating in the credit facility and from the credit card processor. Based on such outlooks and the Company's beliefs regarding its credit agreement and credit card processing agreement, the Company believes its existing cash and cash equivalents, cash flow from operations, and funds available from current credit facilities will be adequate to meet its current and anticipated working capital requirements for the remainder of the credit agreement term. If these sources are inadequate or become unavailable, then the Company may pursue additional funds through the financing of unencumbered assets and/or recovery of amounts withheld related to credit card transactions, although there is no assurance the Company will be successful in pursuing these additional funds or that they would be sufficient to replace the sources that are inadequate or become unavailable. The Company's beliefs discussed in this paragraph take into consideration the Company's results of operations through third quarter 2002 and are based on a number of assumptions including, without limitation, the following: (a) there is no further material deterioration in general economic conditions or the airline industry in particular relative to conditions in existence at the end of the third quarter 2002, (b) there are no material adverse political developments or domestic events, (c) there is no material change in the competitive environment relative to the environment as it existed at the end of the third quarter 2002,
(d) there are no further material increases in costs associated with new FAA security directives or the Aviation and Transportation Security Act, (e) the Company successfully implements the cost reduction initiatives described below in "Pending Developments" such that, going forward in 2003, the Company will save $2 million per month relative to the costs of the Company would experience without the initiatives and (f) the Company is able to refinance, in amounts that approximate the amounts of debt that is due, the debt that is due in 2003 for two Fairchild Dornier 328JET regional jets that the Company owns. Actual results could differ in a material and adverse manner depending on the ultimate validity of these assumptions. In particular but without limitation there is potential for insufficient liquidity if the Company's experience varies from these assumptions.

Regardless, the Boeing 717 program discussed in the Pending Developments section requires substantial cash and short-term financing for pre-delivery payments, followed by long-term financing on or after delivery. As described in Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements, in the second quarter 2002 the Company entered into a loan agreement with KfW Bank (guaranteed by Rolls-Royce) to fund a substantial portion of the pre-delivery payments to Boeing for the Boeing 717 aircraft. In addition, under a financing commitment between the Company and BCC, at each aircraft delivery date BCC will acquire and pay for the aircraft delivered and then lease them to the Company. With the loan agreement with KfW Bank and the BCC commitment, the Company believes it has requisite financing for the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems that the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that the Company will be unable to meet the conditions.

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


                              Pending Developments

This Form 10-Q filing, particularly this Pending Developments section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from projected results due to factors that include but are not limited to:

     o    uncertainties related to general economic factors;

     o    industry conditions;

     o    labor relations;

     o    scheduling developments;

     o government regulations, including increased costs for compliance with new or enhanced government regulations;

     o aircraft maintenance and refurbishment schedules, including the cost of maintaining older aircraft in the Company's fleet;

     o    potential delays related to acquired aircraft;

     o    increases in fuel costs;

     o    competitive developments;

     o    interest rates;

     o the Company's ability to meet certain financial covenants under the amended bank credit facility and covenants under its credit card processing agreement;

     o    increased costs for security related measures and insurance;

     o uncertainties concerning ongoing financing for operations, including the ability to finance the purchase of new aircraft;

     o    higher fixed costs associated with the Boeing 717 aircraft;

     o potential aircraft incidents; and other events beyond the Company's control (for example, traffic congestion and weather conditions); and

     o terrorist attacks or fear of terrorist attacks, and other world events, including the increased threat of U.S. military involvement in overseas operations (for example, the threat of war with Iraq).

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

MD-80 Series Aircraft - The Company has one remaining owned MD-80 series aircraft that has not been placed in service. The refurbishment process for this aircraft began in third quarter 2002. The Company expects to place this aircraft in service in early second quarter 2003.

Boeing 717 Aircraft - In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under the amended purchase agreement, delivery of the aircraft is scheduled to begin in February 2003 and continue into 2005 at a rate of one aircraft every month. The first Boeing 717 aircraft is expected to enter scheduled service in March 2003. These aircraft will be used to replace Midwest Express' DC-9 aircraft and expand service in existing and new markets. The purchase will significantly affect the Company's cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs, interest on loans used to pay the purchase price and depreciation of the purchase price and, for leased planes, the lease payment expense) than the Company's DC-9 aircraft. Benefits of the Boeing 717 aircraft, which would not be fixed in amount include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs and higher revenues through potential increased demand for air travel due to the fact that the Company is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft. Also, the Company's Current Report on Form 8-K dated June 19, 2002 and filed June 20, 2002 discusses additional risks concerning the Boeing 717 program.

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

Labor Relations - In April 1999, Midwest Express flight attendants elected the Association of Flight Attendants, AFL-CIO, a labor union, for the purpose of representation in collective bargaining. Negotiations for a first contract began in January 2000. In October 2002, the flight attendants ratified a four-year contract. The new contract includes pay increases and work rule changes that will increase costs moderately throughout the contract term. Before the parties agreed on the contract, the flight attendants made highly publicized threats to disrupt flight operations through work actions that they referred to as "CHAOS." The Company does not believe those threats or the measures the Company took to be in a position to respond to them had a material effect on the Company's revenues or expenses in the third quarter.

In June 2001, Astral began negotiating with its pilots which are represented by the Air Line Pilots Association ("ALPA"), a collective bargaining labor union. The Astral pilots' contract became amendable in January 2002. In July 2002, the Company and ALPA jointly filed for mediation services from the National Mediation Board. Negotiations continued during the third quarter and additional sessions are scheduled for the fourth quarter 2002.

Adoption of New Names and Corporate Symbol - In June 2002, the Company announced that, beginning January 2003, Midwest Express will do business as "Midwest Airlines" and Skyway Airlines will do business as "Midwest Connect." "Skyway Airlines, Inc." will become the corporate name for the regional carrier, replacing Astral Aviation, Inc. The Company's market research showed substantial lost income outside core markets due to the word "Express," which connotes a small airline, in the corporate name. Additionally, research shows that many travelers do not understand the connection between Midwest Express and Skyway. The Company plans to change the way it markets the regional product to better align it with the mainline brand. The upcoming proposed acquisitions of 25 new Boeing 717 aircraft and 20 Embraer regional jets provide an opportune time to make these name changes in a cost-efficient manner as the new aircraft will arrive from the manufacturers bearing the updated liveries with the new name and logo. The Company plans to implement the changes over the next five years and estimates 2003 expenditures of $500,000 to $750,000.

Sale of aircraft - In the third quarter 2002, the Company entered into a letter of intent to sell two DC-9-10 aircraft to a foreign airline. One aircraft was sold and delivered to the buyer in October for less than $1.0 million. The second aircraft is expected to be sold and delivered in December for less than $1.0 million. The net proceeds from the sales have been, or will be, used to reduce indebtedness under the Company's bank credit facility.

Cost Reduction Efforts - By the end of December 2002, the Company plans to have implemented a variety of cost-reduction initiatives such that, going forward in 2003, the Company will save $2 million per month relative to the costs the Company would experience without the initiatives. On November 1, 2002, the Company implemented an extensive schedule modification attempting to increase revenue per available seat mile. The Company added capacity in some new markets, while reducing flight frequencies in a number of existing markets in an effort to better match capacity to demand. Effective November 1, the Company began limiting its meal service to traditional meal times and offering passengers three levels of meal service based on flight duration and market segment. The new food service features freshly prepared items with a comfort food flavor and highly personalized service, as well as complimentary champagne. The Company continues to offer a choice of meal items including a hot selection. The Company expects these changes will save $10 million per year on an annualized basis. Much of the savings is expected to materialize from reduced setup and delivery rather than the food product itself. The Company expects these changes to reduce costs per meal to $5.50 from the current cost of more than $9. The Company also has met with key vendors and suppliers to negotiate reduced costs. The Company plans to reduce the workforce by 200 to 250 employees from September 2002 to the end of 2002 through a combination of attrition and furloughs. As part of its brand, Midwest Express has emphasized tangible amenities and a higher level of customer service to differentiate itself from other airlines, and it will continue that emphasis. As a consequence of the cost reduction efforts, it is possible that some passengers will perceive some reduction in Midwest Express' amenities and customer service and that there will be a corresponding weakening of the brand, but the Company believes that risk is modest because Midwest Express' amenities and customer service will still differentiate it from other airlines.

Frequent Flyer Program - Effective October 1, 2002, the Company changed its standard travel award level to 25,000 Frequent Flyer miles, while a companion travel award requires 20,000 miles. The Company also provides two levels of award tickets for domestic travel. The new choice awards eliminate capacity controls for award tickets, thereby allowing customers to redeem an additional 25,000 miles for any available seat on Midwest Express or Skyway Airlines flights on which the standard Frequent Flyer award seats have already been filled. Standard awards remain subject to capacity controls, which limit seat availability during peak travel times. As a result of these changes the Company expects a non-cash reduction in costs to be recorded in the fourth quarter.

New Accounting Pronouncement - In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. The Company plans to adopt SFAS No. 146 on January 1, 2003. The Company is currently reviewing SFAS No. 146, but does not expect it to have a material impact on future financial statements or results of operations.

Insurance - Due to the events of September 11, aviation insurance carriers have significantly increased the premiums for aviation insurance, as well as hull and war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. The availability of this war risk liability insurance has been extended through December 15, 2002. If this insurance is not extended beyond December 15, 2002, then the Company's insurance costs could increase significantly. Through the third quarter 2002, premiums for aviation-related insurance had increased $4.2 million over 2001 levels.

Security Changes - By December 31, 2002, changes are required to baggage screening and positive bag match to passengers. The Transportation Safety Administration will impose these changes at all airports. The impact of these changes on the Company's passengers is currently not known but may lead to increased processing time for traveling passengers. The impact on the Company's revenue and costs is unknown at this time.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than the change in the interest rate under the amended senior secured revolving credit agreement from LIBOR plus 250 basis points to Prime plus 50 basis points, there have been no material changes in the Company's market risk since December 31, 2001.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities and Exchange of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation, of these disclosure controls and procedures, the Company's Chairman of the Board, President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Controller concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.       Description

(10.1) Second Amendment to Senior Secured Revolving Credit Agreement, dated as of June 28, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.2) Third Amendment to Senior Secured Revolving Credit Agreement, dated as of August 29, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.3) Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 30, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.4) Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 7, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.5) Intercreditor Agreement, dated as of October 7, 2002, by and among U.S. Bank National Association; Bank One, NA; M&I Marshall & Ilsley Bank; Thrivent Financial for Lutherans; and Midwest Express Holdings, Inc.

(10.6) Mortgage and Security Agreement and Fixture Financing Statement, granted as of October 30, 2002, by Midwest Express Holdings, Inc. to U.S. Bank National Association for the lenders party to the Senior Secured Revolving Credit Agreement, as amended.

(99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Midwest Express Holdings, Inc.
                                      ------------------------------



Date:    November 14, 2002            By /s/ Timothy E. Hoeksema
                                      ------------------------------
                                      Timothy E. Hoeksema
                                      Chairman of the Board, President and
                                      Chief Executive Officer


Date:    November 14, 2002            By /s/ Robert S. Bahlman
                                      ------------------------------
                                      Robert S. Bahlman
                                      Senior Vice President,
                                      Chief Financial Officer and Controller

                                 CERTIFICATIONS

     I, Timothy E. Hoeksema, Chairman of the Board, President and Chief Executive Officer of Midwest Express Holdings, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Midwest Express Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Timothy E. Hoeksema
--------------------------------
Timothy E. Hoeksema
Chairman of the Board, President
   and Chief Executive Officer

     I, Robert S. Bahlman, Senior Vice President, Chief Financial Officer and Controller of Midwest Express Holdings, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Midwest Express Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Robert S. Bahlman
-----------------------------
Robert S. Bahlman
Senior Vice President, Chief Financial
   Officer and Controller

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Exhibit No.                 Description

(10.1) Second Amendment to Senior Secured Revolving Credit Agreement, dated as of June 28, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.2) Third Amendment to Senior Secured Revolving Credit Agreement, dated as of August 29, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.3) Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 30, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.4) Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 7, 2002, by and among Midwest Express Holdings, Inc., the lenders party thereto and U.S. Bank National Association.

(10.5) Intercreditor Agreement, dated as of October 7, 2002, by and among U.S. Bank National Association; Bank One, NA; M&I Marshall & Ilsley Bank; Thrivent Financial for Lutherans; and Midwest Express Holdings, Inc.

(10.6) Mortgage and Security Agreement and Fixture Financing Statement, granted as of October 30, 2002, by Midwest Express Holdings, Inc. to U.S. Bank National Association for the lenders party to the Senior Secured Revolving Credit Agreement, as amended.

(99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.