Form 10-K
period 2002-12-31
MIDWEST EXPRESS HOLDINGS INC
filed 2003-03-18
CIK 948845

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


      For the transition period from                       to
                                        ------------------    ----------------

      Commission file number                  1-13934
                                    ----------------------------

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
      Common Stock, $.01 par value                   New York Stock Exchange
      Preferred Stock Purchase Rights                New York Stock Exchange
------------------------------------------       -------------------------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes          X          No
                                  ----------            ---------

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 2003 was approximately $166,462,507. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $13.20 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 28, 2002, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock is deemed to be an affiliate.

As of March 7, 2003, there were 15,513,111 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 23, 2003 are incorporated by reference in Part III Items 10, 11, 12 and 13.

                         MIDWEST EXPRESS HOLDINGS, INC.
                                    FORM 10-K
                   For the fiscal year ended December 31, 2002

                                TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

ITEM 1.        Business                                                        1

ITEM 2.        Properties                                                     14

ITEM 3.        Legal Proceedings                                              16

ITEM 4.        Submission of Matters to a Vote of Security Holders            16

PART II

ITEM 5.        Market for the Registrant's Common Equity and Related
                Stockholder Matters                                           16

ITEM 6.        Selected Financial Data                                        17

ITEM 7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           19

ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk     36

ITEM 8.        Financial Statements and Supplementary Data                    37

ITEM 9.        Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                           66

PART III

ITEM 10.       Directors and Executive Officers of the Registrant             66

ITEM 11.       Executive Compensation                                         66

ITEM 12.       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    67

ITEM 13.       Certain Relationships and Related Transactions                 68

PART IV

ITEM 14.       Controls and Procedures                                        68

ITEM 15.       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                                   68

SIGNATURES                                                                    70

CERTIFICATIONS                                                                71

EXHIBIT INDEX                                                                 73

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, particularly the "Pending Developments" section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from projected results due to factors that include but are not limited to:
o the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
o the Company's ability to negotiate new agreements with its aircraft lessors and debt providers;
o    the Company's ability to achieve the desired cost saving measures;
o uncertainties concerning ongoing financing for operations, including the ability to finance the purchase of new aircraft;
o    uncertainties related to general economic factors;
o    industry conditions;
o    labor relations;
o    scheduling developments;
o government regulations, including increased costs for compliance with new or enhanced government regulations;
o aircraft maintenance and refurbishment schedules, including the cost of maintaining older aircraft in the Company's fleet;
o    potential delays related to acquired aircraft;
o    increases in fuel costs or the failure of fuel costs to decline;
o    competitive developments;
o    interest rates;
o the Company's ability to meet certain financial covenants under the amended bank credit facility and covenants under its credit card processing agreement, or to obtain waivers of these covenants;
o    increased costs for security-related measures and insurance;
o    higher fixed costs associated with the Boeing 717 aircraft;
o potential aircraft incidents; and other events beyond the Company's control (for example, traffic congestion and weather conditions); and
o terrorist attacks or fear of terrorist attacks, and other world events, including the increased threat of U.S. military involvement in overseas operations (for example, the threat of war with Iraq).

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's Securities and Exchange Commission ("SEC") filings.


ITEM 1. BUSINESS

Background

Midwest Express Holdings, Inc. was reincorporated under the laws of the State of Wisconsin in 1996. Midwest Express Holdings, Inc. is a holding company and its principal subsidiary is Midwest Airlines, Inc. ("Midwest"). Effective March 1, 2003, Midwest changed its name from Midwest Express Airlines, Inc. to Midwest Airlines, Inc.

Midwest currently operates a single-class, premium service passenger jet airline that caters to business travelers and serves major destinations throughout the United States from Milwaukee, Wisconsin; Omaha, Nebraska; and Kansas City, Missouri.

Midwest evolved out of Kimberly-Clark Corporation's ("Kimberly-Clark") desire to provide a convenient and cost-effective way to meet its internal transportation needs. Kimberly-Clark began daily, nonstop aircraft shuttle service in October 1982 for its employees traveling between offices in two cities. Key management personnel from Kimberly-Clark who successfully operated the shuttle service became the senior management of Midwest.

Midwest began commercial operations in June 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee's General Mitchell International Airport. Milwaukee, as Midwest's original base of operations, has been the main focus of its route structure. Midwest established Omaha as its second base of operations in May 1994, and Kansas City as its third base of operations in September 2000.

Skyway Airlines, Inc. ("Skyway," or "Midwest Connect"), a wholly owned subsidiary of Midwest Airlines, began operations in early 1994 by taking over routes that Mesa Airlines, Inc. ("Mesa") had operated as a commuter feed system under a marketing agreement between Mesa and Midwest. Under this agreement, Mesa operated the system from 1989 to 1994 as "Skyway Airlines," using Midwest's airline code. Effective March 1, 2003, Skyway changed its name from Astral Aviation, Inc. to Skyway Airlines, Inc., doing business as Midwest Connect.

On September 27, 1995, the stock of Midwest was transferred to Midwest Express Holdings, Inc. in connection with the initial public offering ("Offering") by Kimberly-Clark of shares of common stock of Midwest Express Holdings, Inc. Following the Offering, Kimberly-Clark retained 20% of the shares of outstanding common stock of the Company, which it subsequently sold in a secondary public offering consummated on May 23, 1996. As used herein, unless the context otherwise requires, the "Company" refers to Midwest Express Holdings, Inc. and its respective predecessors, including Midwest Airlines, Inc. when operated as a subsidiary of Kimberly-Clark.

Adoption of New Names and Corporate Symbol

Effective March 1, 2003, Midwest Airlines, Inc. became the corporate name for Midwest, replacing Midwest Express Airlines, Inc. In addition, Skyway Airlines, Inc. became the corporate name for the regional carrier, replacing Astral Aviation, Inc. The Company's market research showed substantial lost income outside core markets due to the word "Express" in the corporate name, which potential customers may associate with a small airline. Additionally, research showed that many travelers did not understand the connection between Midwest and Midwest Connect. The Company's planned acquisitions of 25 new Boeing 717 aircraft and 20 Embraer regional jets provide an opportune time to make these name changes in a cost-efficient manner as the new aircraft will arrive from the manufacturers bearing the updated liveries with the new name and logo. The Company plans to implement the name and corporate symbol changes over the next five years, and estimates 2003 expenditures of $500,000 to $750,000.

Corporate Structure

The Company and Midwest have their principal executive offices in Oak Creek, Wisconsin. Both entities are Wisconsin corporations. As described above, Midwest has one operating airline subsidiary, Midwest Connect. In addition to Midwest Connect, Midwest has the following subsidiaries:

o Midwest Express Services - Omaha, Inc., a Nebraska corporation, was established as a profit center to better track revenues and costs generated at the Omaha station. Revenue is generated from aircraft turn costs charged to Midwest and Midwest Connect, and from aircraft ground handling and freight handling contracts for other airlines in Omaha.

o YX Properties, LLC, is a wholly owned subsidiary of Midwest Express Services - Omaha, Inc. This Nebraska limited liability company owns all of the intellectual and intangible property of Midwest and Midwest Connect, such as airport slots, trademarks and certain proprietary training material and copyrights. YX Properties licenses this intellectual and intangible property to Midwest and Midwest Connect. These airport slots, trademarks, copyrights and other intellectual property rights are important to the business, but no single airport slot, trademark, copyright or other intellectual property right is material to the business as a whole.

o Midwest Express Services - Kansas City, Inc., a Missouri corporation, was established as a profit center to better track revenues and costs generated at the Kansas City station. Revenue is generated from aircraft turn costs charged to Midwest and Midwest Connect, and from airport ground handling contracts for other airlines in Kansas City.

Route Structure and Scheduling

Midwest Operations

Midwest currently has three bases of operations - Milwaukee, Omaha and Kansas City. As of December 31, 2002, Midwest served 25 cities and was the only carrier providing nonstop service between Milwaukee and more than 75% of its core jet routes. Although nine other jet airlines serve Milwaukee's airport, these carriers generally provide nonstop flights only between Milwaukee and their respective hubs.

From Omaha, as of December 31, 2002, Midwest provided nonstop service to Milwaukee, Kansas City, Ronald Reagan Washington National ("Washington National") and Orlando (weekends). Passengers in Omaha can travel to most other cities in the Midwest and Midwest Connect route systems via Milwaukee. Ten other jet airlines serve Omaha's airport.

From Kansas City, as of December 31, 2002, Midwest provided nonstop service to Milwaukee, Austin, Boston, Des Moines, New Orleans, New York La Guardia, Omaha, San Antonio, Washington National and Ft. Myers (seasonally). Passengers in Kansas City can travel to most other cities throughout the route systems of Midwest and Midwest Connect via Milwaukee. Eleven other jet airlines serve Kansas City's airport.

In February 2003, the Company announced that, among other things, it will reduce its flight schedule approximately 12% to adjust capacity to lowered travel demand and with a focus on eliminating unprofitable routes. Service to Austin and New Orleans will be discontinued, and other routes will be reduced or eliminated.

Midwest Connect Operations

Although Midwest Connect's operation is independent from Midwest - including separate pilot, flight attendant, aircraft maintenance and customer service personnel - Midwest coordinates Midwest Connect's routes and schedules to complement Midwest service by providing passengers on short-haul, low-density routes the ability to connect to Midwest flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Midwest Connect also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be consistent demand for air service even though there is no Milwaukee connection. As of December 31, 2002, Midwest Connect offered flights in 30 markets.

Business Environment

General

The terrorist attacks of September 11, 2001 had a significant adverse impact on the operating environment of U.S. commercial aviation. Given the magnitude and unprecedented nature of the attacks, it is still uncertain what long-term effects these events will have on the airline industry in general or the Company in particular. Additional terrorist attacks, or fear of terrorist attacks, even if not made directly on the Company or the airline industry, may have a significant adverse impact on the Company. Changes related to terrorism that impact the Company's business include added operating and airport security regulations, other additional regulatory requirements, increased insurance costs, restrictive capital and lending markets, and changes in the competitive landscape. The Company continues to assimilate these new requirements into the impacted areas of the business, but the basic nature of the Company's core business and product remains the same.

Industrywide demand for air travel has not yet returned to pre-September 11 levels. Most U.S. airlines have reduced their flight schedules significantly and furloughed employees. The airline industry continues to suffer unprecedented losses resulting in several airlines filing for bankruptcy protection. The Company incurred substantial operating losses in 2001 and 2002. Existing industry conditions, including record high fuel prices, depressed business travel due to the stagnant economy, and the current threat of war, will likely cause the Company to incur an operating loss in 2003 as well. The Company's consolidated financial statements for the fiscal year ended December 31, 2002, which are included in this Annual Report on Form 10-K, contain an independent auditors' report from Deloitte & Touche LLP. The audit report contains a going concern qualification that indicates that the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's liquidity position has deteriorated as a result of the losses and additional pressure applied by the Company's creditors to reduce its obligations.

The Company's passenger traffic and yields declined severely following the events of September 11. Since that time, the Company has experienced significantly lower revenues and has incurred higher costs in certain categories than were originally anticipated. To mitigate the adverse financial situation, the Company has taken, and will continue to take, action to improve financial performance by improving revenue and reducing costs. These actions focus on two areas: 1) cost reductions and internal restructuring, and 2) the proposed launch of a low-fare product in third quarter 2003 to address the growing low-fare segment of the market. Further discussion of these actions follows. There is no assurance, however, that the Company's short- and long-term liquidity issues will be resolved without a substantial restructuring of its business and contracts and an overall improvement in the conditions within the industry. Further, to successfully restructure the Company, the Company may need to pursue alternative restructuring scenarios, including judicial restructuring.

Cost Reductions and Internal Restructuring

The Company announced cost savings measures aimed at improving cash flow by more than $4 million per month. The Company will reduce its planned operating schedule by approximately 12% on April 1, eliminating unprofitable routes and reducing frequency where necessary. The Company will also temporarily reduce its inflight meal service to beverages and snacks, discontinue standard travel agency commissions to match the industry and implement additional service fees for changing nonrefundable tickets, similar to most other airlines. In addition, the Company will implement a 13% workforce reduction to align with the capacity reductions and to reduce overhead costs. Remaining employees will receive temporary compensation reductions. The Company is also discussing cost concessions with its labor unions, aircraft lessors and other key vendors. Achieving the Company's target will require some level of success with all these measures, and there is no assurance that the Company will be successful in achieving its objectives.

Low-fare Product

On February 26, 2003, the Company announced the launch of a low-fare product focusing on the leisure market. Service on this product is expected to be initiated in the third quarter 2003. It is expected that the low-fare product will complement the Company's existing premium (Midwest) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to offer a low-fare product was based upon extensive market research. The Company expects to initiate service with five MD-80 aircraft (currently part of the Midwest fleet) in a high density seating configuration that will seat 143-147 passengers in a three-by-two configuration in a single class cabin. Pitch will average 33 inches, similar to Midwest Airlines and more than other low-fare carriers. The low-fare product is expected to enhance the Company's competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expand to destinations that have not been economically viable to serve with the premium product, and serve some existing destinations more efficiently. There is no assurance that the Company will be successful in these plans.


Customer Service

Overall

Midwest's core business caters primarily to business travelers and higher-yield leisure travelers by providing a travel experience that includes tangible amenities and a higher level of customer service at competitive fares. The tangible amenities include two-across wide leather seats and baked-onboard chocolate chip cookies on many flights. The service includes personal attention by Midwest employees at each phase of the travel experience. Midwest has consistently been recognized as the best U.S. airline by travel publications and frequent flyer surveys, including Conde Nast Traveler, Travel+Leisure and the Zagat Airline Survey.

The low-fare product is expected to complement the Company's existing premium (Midwest) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. While catering to lower-fare leisure travelers, it is expected the low-fare product will focus on providing the higher level of customer service that Midwest and Midwest Connect passengers have come to expect.

Premium Seating

Each Midwest aircraft is configured with two-by-two leather seats that are larger than coach seats on most other airlines (21 inches wide at the seat cushion, compared with standard coach seats that are 17 to 18 inches wide). The pitch between seats is 33 to 34 inches, compared with standard coach pitch that averages 31 inches. There are no middle seats. The number of seats in each aircraft is about 20% fewer than the number of seats that major airlines typically install in the same type of aircraft.

The proposed low-fare product will have three-by-two seating in a single class cabin, but will provide the comfort of the longer pitch between seats that Midwest customers expect.

Dining Services

Onboard meal service has historically been a key part of the Company's strategy and brand definition. The high quality of Midwest cuisine has repeatedly been recognized in customer surveys. As a result of declining industry conditions, on November 1, 2002 the Company began limiting its meal service to traditional meal times and offering passengers one of three levels of meal service based on flight duration and market segment. In February 2003, the Company announced it would temporarily discontinue meal service on all flights. Flights that had been receiving meal service would continue to receive breakfast pastry, snack mix or cookie service.

Fare Pricing and Revenue Management

Airlines generally offer a range of fares that are distinguished by restrictions on use, such as time of day and day of the week, length of stay, and minimum advance booking period. Midwest and Midwest Connect generally offer the same range of fares their competitors offer, although there are exceptions in particular markets, where Midwest will discount certain categories of fares or charge a premium compared to its competitors.

The number of seats an airline offers in each fare category is also an important factor in pricing. Midwest monitors the inventory and pricing of available seats with a computer-assisted revenue management system. The system enables Midwest's revenue management analysts to examine Midwest and Midwest Connect's historical demand, and increases the analysts' opportunity to establish the optimal allocation of the number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and actual booking levels, with the objective of maximizing revenues by optimizing the number of passengers and the fares paid on future flights.

As noted, effective December 2002, the Company revised its service fee structure to lower costs and boost revenues. The Company began charging a service fee for paper tickets when electronic tickets are available, increased lost ticket fees, began charging for unaccompanied minors, and standardized excess and overweight baggage fees. The new structure provides choices and options for customers, and charges an appropriate amount for specialized services. The new fees are either consistent with or less than those charged by most U.S. carriers.

Marketing

Travel Agency Relationships and Ticket Sales

During 2002 Midwest sold approximately 54% of its tickets through travel agents, compared with 60% in 2001. This decrease in mix represents more ticket sales in 2002 than in 2001 from direct sales via the Company's reservation centers, Web site and ticket counters. As of December 31, 2002, the Company had in place a per-transaction cap on travel agent commissions of $10 for a roundtrip or one-way ticket. The caps were applied on a base commission of 5%. Online travel agencies (Electronic Reservations Service Providers) earned $5 per ticket issued. The commission rate on the ticket change fee for nonrefundable tickets was $10. In February 2003, the Company announced that, among other things, standard travel agent commissions were being discontinued as part of cost-reduction efforts. See further discussion above in the Business Environment section.

The Company maintains its own reservations call center at its headquarters in Milwaukee. Like many travel agencies, the Company's reservation center provides airline information, makes reservations, and sells tickets for Midwest and Midwest Connect flights using a computer reservation system. In first quarter 2002, the Company entered into a five-year contract extension to use SABRE's computer reservation system.

Frequent Flyer Program

The Company operates a frequent flyer program, called Midwest Miles (the "frequent flyer program"), under which mileage credits are earned by flying on Midwest, Midwest Connect or other participating airlines (Frontier since February 2001, Virgin Atlantic and Northwest through May 28, 2003, Air Jamaica effective April 12, 2003, and American Airlines effective May 29, 2003) and by using the services of participating hotels (Baymont, Hilton, Hyatt,

Loews, Radisson, Raffles, Swissotel, Wyndham and others), car rental firms (Avis, Hertz and National), Sprint telecommunications, Midwest Airlines MasterCard, Midwest Airlines Vacations, and other program partners. Members can redeem frequent flyer program miles for travel on Midwest or Midwest Connect, or other participating airlines. In addition to free travel, miles can be redeemed at participating hotels, car rental firms and other program partners. The program is designed to enhance customer loyalty, and thereby retain and increase the business of frequent travelers, by offering incentives for their continued patronage. The frequent flyer program also includes a premier level, Midwest Miles Executive, for members who fly 25 one-way trips or 20,000 miles annually. Midwest Miles Executive offers additional benefits to its members, including mileage bonuses and partner benefits.

Effective October 1, 2002, the Company changed its standard travel award level to 25,000 frequent flyer miles, while a companion travel award requires 20,000 miles. The Company also provides two levels of award tickets for domestic travel. Choice awards eliminate capacity controls for award tickets, allowing customers to redeem an additional 25,000 miles for any available seat on Midwest or Midwest Connect flights on which the standard frequent flyer award seats have already been filled. Standard awards remain subject to capacity controls, which limit seat availability during peak travel times.

The Company's frequent flyer program currently includes a marketing agreement whereby members in Northwest Airlines' WorldPerks frequent flyer program and Midwest Miles maintain their separate accounts, but can redeem award travel on either carrier. This program is scheduled to terminate on May 28, 2003 and will be replaced by a similar agreement with American Airlines. The new program will allow the Company's frequent flyer program members to earn Midwest miles on American and American Eagle flights, as well as redeem Midwest miles for award travel on American and American Eagle flights. The new program is expected to become effective on June 1, 2003.

The Company also offers the Midwest Airlines MasterCard program. This program was transitioned from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards.

As of year-end 2002 and 2001, the Company had approximately 1,553,000 and 1,442,000 members enrolled in its frequent flyer program. The Company estimates that as of December 31, 2002 and 2001, the total available awards under the frequent flyer program were 140,000 and 161,000, respectively, after eliminating those accounts below the minimum award level. Free travel awards redeemed were approximately 87,000 and 74,000 during 2002 and 2001, respectively. Free travel awards accounted for approximately 7% of the Company's total revenue passenger miles during 2002. Since Midwest controls the number of seats available for free travel on each flight (other than with respect to its new "choice" awards), it does not believe that the use of frequent flyer program awards results in a significant displacement of revenue passengers. In addition, the Company does not believe that the use of the new "choice" awards will significantly displace revenue passengers.

Miles accrued in a member's account will expire unless there is qualifying activity in the frequent flyer program account within a 36-month period. Qualifying activity includes flights on Midwest and/or Midwest Connect, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive.

The Company accounts for its frequent flyer program obligations for travel miles on the accrual basis using the incremental cost method. This method requires accrual of the average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost includes the cost of meals, fuel, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The accrual is based on estimated redemption percentages applied to actual mileage recorded in members' accounts. For purposes of calculating the frequent flyer program accrual, the Company anticipates that approximately 76% of outstanding awards will be redeemed.

The names for the Frequent Flyer program and the Frequent Flyer Plus program were changed as of March 1, 2003. The Frequent Flyer program is now called the Midwest Miles program and the Frequent Flyer Plus program is called the Midwest Miles Executive program. Both programs feature online account administration and the ability to buy miles to top off a frequent flyer account.

Codesharing Agreements

In 2002, Midwest continued a one-year renewable codeshare agreement with American Eagle that was originally established in 1998. Under the agreement, Midwest provides passengers with jet service to Boston, Dallas/Ft. Worth and Los Angeles. As of December 31, 2002, American Eagle provided passengers with connecting service from Los Angeles to eight cities in California, from Dallas/Ft. Worth to 26 cities in the southern and south central United States, and from Boston to seven cities in the northeast. Both the Midwest and American Eagle segments are designated in computer reservation systems with the Midwest airline code.

In 2002, Midwest continued a five-year codeshare agreement established March 2001 with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and select Midwestern cities. As of December 31, 2002, Midwest provided passengers with jet service to Kansas City, and Air Midwest provided passengers with connecting service from Kansas City to 12 Midwestern cities. Both the Midwest and Air Midwest segments are designated in the computer reservation systems with the Midwest airline code.

Related Business

The Company also offers ancillary airline services directly to customers, including cargo services and aircraft charters. The cargo business consists of transporting freight, United States mail and counter-to-counter packages on regular passenger flights.

Midwest operates a DC-9-30 jet aircraft configured specifically for the purpose of providing charter services; in addition, in third quarter 2001 an MD-80 series aircraft was allocated for charter use. The primary customers of aircraft charter services are athletic teams, business groups and tour operators.

The Company also generates revenue from inflight liquor sales, from providing aircraft ground handling and aircraft maintenance services for other airlines, and from miscellaneous other services.

Competition

The Company competes with other air carriers on all routes it serves. Many of the Company's competitors have elaborate route structures that transport passengers to their hub airports for transfer to many destinations, including those served by Midwest and Midwest Connect. Some competitors offer flights from cities served by Midwest to more than one of their hub airports, permitting them to compete in the Company's markets by offering multiple routings. For many markets that Midwest serves from Milwaukee, Omaha and Kansas City, the competition does not currently provide nonstop service. In some markets, Midwest and Midwest Connect also compete against ground transportation.

The Company competes in its core businesses by offering premium airline services at competitive fares. The Company accomplishes this by 1.) carefully selecting markets, 2.) seeking to generate premium yields through its service-oriented philosophy and rigorous yield management, and 3.) operating in a cost-efficient manner with comprehensive service. The Company believes its efforts to identify favorable markets and provide premium nonstop service enable it to generate a high degree of loyalty among its passengers and attract a larger percentage of business travelers on its flights than higher volume carriers. In February 2003, the Company announced it will launch a low-fare product in third quarter 2003 to better serve markets where value-conscious leisure travelers are predominant.

The Company has the largest market share of passengers in Milwaukee. In 2002, the Company carried 37.5% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second-largest share, carried 18.6%. In 2002, Midwest carried 4.5% of the passengers boarded in Omaha, compared with 19.1% carried by Southwest Airlines and 18.7% carried by United Airlines - the carriers with the two largest market shares in Omaha. In 2002, Midwest carried 5.1% of the passengers boarded in Kansas City, compared with 30.5% carried by Southwest Airlines and 14.5% by American - the carriers with the two largest market shares in Kansas City.

In addition to traditional competition among domestic carriers, the industry may be subject to new forms of competition in the future. The development of video teleconferencing and other methods of electronic communication may add a new dimension of competition to the industry as businesses look for lower-cost alternatives to air travel. General economic conditions and the effects of the September 11 attacks may also increase competition from these sources.

Employees

As of December 31, 2002, Midwest had 2,684 employees (477 of whom were part-time and 44 of whom were intermittents) and Midwest Connect had 701 employees (216 of whom were part-time). The categories of employees were as indicated in the following table:

                                    Employees as of December 31, 2002
                                    ---------------------------------
                                                                Midwest
    Employee Categories                 Midwest                 Connect
    -------------------                 -------                 -------
    Flight Operations                     426                      239
    Inflight                              387                       49
    Passenger Services                    800                      316
    Maintenance                           494                       80
    Reservations and Marketing            351                        -
    Accounting and Finance                 88                        5
    Administrative                        138                       12
                                        -----                       --
    Total                               2,684                      701
                                        =====                     ====

The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest and Midwest Connect's fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables the Company to schedule employees when they are needed. Part-time employees are eligible for most benefit programs, subject to certain restrictions and co-pay requirements, because doing so enables the Company to attract quality employees and reinforces the value the Company places on part-time employees.

Labor Relations

Midwest pilots are represented by the Air Line Pilots Association ("ALPA"), a labor union, for representation in collective bargaining. In February 2000, Midwest pilots ratified a five-year labor contract.

Midwest flight attendants elected the Association of Flight Attendants, AFL-CIO, a labor union, for the purpose of representation in collective bargaining. In October 2002, the flight attendants ratified a four-year contract. The new contract includes pay increases and work rule changes that will increase costs moderately throughout the contract term. Before the parties agreed on the contract, the flight attendants made highly publicized threats to disrupt flight operations. The Company does not believe those threats or the measures the Company took to respond to them had a material effect on its revenues or expenses in 2002.

In June 2001, Midwest Connect began negotiating with its pilots who are represented by ALPA. The Midwest Connect pilots' contract became amendable in January 2002. The Company and ALPA are currently in negotiations for a new contract. In July 2002, the Company and ALPA jointly filed for mediation services from the National Mediation Board.

The Company is currently in discussions with its labor unions regarding cost concessions as part of the internal restructuring initiative. See further discussion above in the Business Environment section.

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

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act ("ATSA") of November 2001. ATSA created the Transportation Security Administration ("TSA"), an agency within the DOT, to oversee, among other things, aviation and airport security. ATSA provided for the federalization of airport passenger, baggage, cargo, mail, and employee and vendor screening processes. ATSA also enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel, and enhanced airport perimeter access, among other security measures. ATSA also required that all checked baggage be screened by explosive detection systems beginning December 31, 2002. The Company is actively involved in the industry's efforts to work with the DOT to ensure compliance with ATSA. ATSA has resulted in increased costs, and may result in delays and service disruption. Effective February 1, 2002, ATSA imposed a $2.50 per enplanement security fee (subject to a $5.00 per one-way trip cap). This fee is collected by air carriers and remitted to the government for payment for enhanced security.

The Federal Aviation Administration ("FAA") regulates the Company's aircraft maintenance and operations, including flight operations, flight equipment, aircraft noise, ground facilities, dispatch, communications, training, security, weather observation, flight and duty time, crew qualifications, aircraft registration, and other matters affecting air safety. The FAA has the authority to temporarily suspend or permanently revoke the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA, and to assess civil penalties for such failures.

The Company also is subject to regulation and/or oversight by federal agencies other than the DOT and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; the use of radio facilities is regulated by the Federal Communications Commission. Also, the Company is generally regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company's aircraft, passengers and cargo to ensure compliance with U.S. immigration, customs and import laws.

Maintenance

In compliance with FAA regulations, the Company's aircraft are subject to many levels of maintenance or "checks," and periodically go through complete overhauls. The FAA typically monitors maintenance efforts with FAA representatives on site.

Slots

FAA regulations currently permit the buying, selling, trading and leasing of certain airline slots at New York's La Guardia and Kennedy International, and Washington National airports. A slot is an authorization to schedule a takeoff or landing at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disallow any such transfer.

The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, slot regulations provide that the FAA may withdraw slots at any time and without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation). The Company's ability to increase its level of operations at these airports is affected by the number of slots available for takeoffs and landings.

Available Information

The Company maintains a Web site at www.midwestairlines.com. On its Web site, the Company makes available, free of charge, the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. The Company is not including the information contained on or available through its Web site as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Essential Air Service Program

The Essential Air Service program ("EAS") was created following the airline deregulation action in 1978. The EAS administered by the DOT subsidizes and guarantees a minimum level of air service to small communities that might not otherwise have service. In January 2003, Midwest Connect commenced service to three such cities - Ironwood, Manistee and Iron Mountain, Michigan. There is no guarantee the Company will continue to receive subsidies for these cities. If funding were terminated, the Company would not continue to fly in these markets and would find alternate routes for its aircraft.

Aircraft Fuel

Because fuel costs constitute a significant portion of the Company's operating costs (approximately 17% and 18% in 2002 and 2001, excluding impairment loss), significant changes in fuel costs can materially affect the Company's operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Changes in fuel prices may have a marginally greater impact on the Company than on many of its competitors because of the composition of its fleet. See "Item 2. Properties - Aircraft Equipment." The Company has periodically entered into short-term option cap agreements in an attempt to reduce its exposure to jet fuel price fluctuations. As of December 31, 2002, the Company had options in place for approximately 20% and 15% of its projected aircraft fuel purchases in the first and second quarters of 2003. As of March 13, 2003, no additional options had been placed for these or later periods.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability, and workers' compensation.

As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for war-risk coverages (which include terrorism and hijacking). In addition, insurance companies have significantly increased the cost of this coverage, as well as aviation insurance in general. Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. The Company has received an extension of this war-risk liability insurance through April 15, 2003. The Company expects to receive 60-day extensions of this coverage through August 31, 2003.

Commercial air carriers are required by the DOT to obtain appropriate aviation insurance coverage. The effects of September 11 insurance losses, additional terrorist attacks or other unanticipated events could result in aviation insurers further increasing their premiums or a future shortage of available aviation insurance. Significant increases in insurance premiums or a shortage of available insurance could result in the curtailment or discontinuation of scheduled service.

Seasonality

The Company's results of operations are impacted by the seasonality associated with the airline industry. Any interim period is not necessarily representative of results for the entire fiscal year. Generally, quarterly operating income and, to a lesser extent, revenues tend to be lower in the first and fourth quarters.

Executive Officers

The executive officers of the Company as of March 7, 2003, together with their ages, positions and business experience are:

NAME                      AGE      POSITION
----                      ---      --------

Timothy E. Hoeksema        56      Chairman of the Board, President, Chief
                                   Executive Officer and Director

Robert S. Bahlman          44      Senior Vice President and Chief Financial
                                   Officer

David C. Reeve             57      Senior Vice President-Operations

Carol N. Skornicka         61      Senior Vice President-Corporate Affairs,
                                   General Counsel and Secretary

Christopher I. Stone       52      Senior Vice President-Human Resources

Thomas J. Vick             39      Senior Vice President and Chief Marketing
                                   Officer

Dennis J. O'Reilly         47      Treasurer and Director of Investor Relations


Timothy E. Hoeksema, has been a Director, Chairman of the Board, President and Chief Executive Officer of the Company since 1983.

Robert S. Bahlman has served as the Senior Vice President and Chief Financial Officer since December 2002. Mr. Bahlman served as Senior Vice President, Chief Financial Officer and Controller from 1999 to 2002; as Senior Vice President, Chief Financial Officer, Treasurer and Controller from 1998 to 1999; as Vice President, Chief Financial Officer, Treasurer and Controller from 1996 to 1998; and as Controller from 1995 to 1996.

David C. Reeve has served as Senior Vice President of Operations of Midwest since 1998. He served as President of Midwest Connect from 1997 to 2000, and has served as Chairman of the Board of Midwest Connect since 1999. Before joining the Company, Mr. Reeve was Director of Flight Operations for DHL Airways from 1991 to 1997.

Carol N. Skornicka has served as Senior Vice President of Corporate Affairs, Secretary and General Counsel since 1998. Ms. Skornicka served as Vice President, General Counsel and Secretary from 1996 to 1998.

Christopher I. Stone was appointed Senior Vice President of Human Resources in 2000. Before joining the Company, he served Hewitt Associates as Senior Consultant from 1994 to 2000.

Thomas J. Vick was appointed Senior Vice President and Chief Marketing Officer in April 2001. Before joining the Company, he served as Senior Vice President of Account Strategy and Planning for Bierley & Partners from 1997 to April 2001, and Vice President of the Lacek Group from 1995 to 1997.

Dennis J. O'Reilly has served as Treasurer and Director of Investor Relations since 1999. Mr. O'Reilly served as Assistant Treasurer from 1996 to 1999.

ITEM 2. PROPERTIES

Aircraft Equipment

As of December 31, 2002, Midwest had 32 McDonnell Douglas jet aircraft in service, including four DC-9-10, 16 DC-9-30, two MD-88, seven MD-81 and three MD-82 aircraft. All owned, otherwise unencumbered aircraft have been pledged as security under the revolving credit agreement the Company entered into during August 2002.

                           MIDWEST AIRCRAFT IN SERVICE
                           ---------------------------

  Type               Seats           Owned           Leased            Total
  ----               -----           -----           ------            -----
DC-9-10                60              4                0                4
DC-9-30                84*             6               10               16
MD-88                 112              0                2                2
MD-81/82              116              8                2               10
                                      --               --               --
Total                                 18               14               32
                                      ==               ==               ==

     * One aircraft is reconfigured to 60 seats and used primarily for charter flights.

The two MD-81/82 aircraft leases and the two MD-88 aircraft leases expire in 2011. The 10 DC-9-30 operating leases currently expire as follows: three in 2004, three in 2006, two in 2007 and two in 2008. The Company retired one DC-9-10 aircraft in second quarter 2002 and sold two DC-9-10 aircraft in fourth quarter 2002.

The Company has one remaining owned MD-80 series aircraft to place in service. The aircraft is expected to enter service in early 2003.

As of December 31, 2002, Midwest Connect's fleet consisted of 25 aircraft: 15 Beech 1900D turboprop aircraft and 10 Fairchild 328JET aircraft.

                              MIDWEST CONNECT AIRCRAFT IN SERVICE
                              -----------------------------------
              Type            Seats        Owned          Leased         Total
              ----            -----        -----          ------         -----
       Beech 1900D              19            0             15             15
       328JET                   32            5              5             10
                                             --             --             --
       Total                                  5             20             25
                                             ==             ==             ==

Midwest Connect acquired 15 new Beech 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. Each of these aircraft has 19 passenger seats. During 1996, Midwest Connect sold and leased back these aircraft from a group of six financial institutions, with lease terms of five to 12 years, and expiration dates ranging from 2001 through 2008. In June 2001, five of the Beech leases, scheduled for expiration, were renewed until June 2004. The leases contain various renewal options and termination clauses that the Company believes are customary in the airline industry.

In 1999, Midwest Connect acquired five 32-passenger Fairchild 328JET aircraft. The five aircraft were financed by operating leases from one financial institution, with expiration dates all occurring in 2016. Four aircraft were placed in service in late 1999; the fifth was placed in service in January 2000. Five additional 328JET aircraft were acquired and placed in service during January, April and June 2001 and January and February 2002. These aircraft are currently owned, three of which are financed with debt.

In September 2001, the Company settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the 428JET program. In first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement. The previously disclosed anticipated gain of $46 million was reduced following Fairchild's filing of insolvency in 2002 due primarily to a decrease in the estimated fair market value of the two Fairchild 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement.

On March 7, 2003, the Company disclosed that it suspended lease and debt payments associated with its DC-9, MD-80, 328JET and Beech 1900 aircraft until June 7, 2003. The suspension is intended to provide the Company the opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company has suspended payments without the consent of the lessors and other affected creditors, the suspension of payments will result in defaults under the terms of the applicable leases and debt obligations, and the suspension will result in a default under the terms of the Company's bank credit agreement and is likely to result in defaults under other contractual obligations. Such defaults give the other parties to these arrangements certain rights and remedies. While the Company will attempt to negotiate as to the consequences of the defaults with the relevant parties, there is no assurance that the Company will be successful in those negotiations.

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

In October 1998, Midwest completed construction of a 97,000-square-foot maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport adjacent to its other maintenance facility. The City of Milwaukee issued variable-rate demand industrial development revenue bonds to finance the cost of the $7.9 million project. The Company's variable rent payments are based on the current interest rate of the City of Milwaukee's outstanding tax-exempt bonds over the 32-year lease term. The bonds are secured by a letter of credit, pursuant to the Company's bank credit facility.

In August 1997, the Company purchased its Oak Creek, Wisconsin headquarters building, which it had previously leased. As part of the transaction, the Company assumed a $3.5 million mortgage. As of December 31, 2002, $2.7 million of long-term debt remained. In July 2000, the Company opened a new 55,000-square-foot training facility as an addition to its headquarters. The Company funded this $6.9 million project with cash flow from operations in 2000.

Midwest leases airport facilities (gates, operations space, ticket counter) at each location it operates. In 14 of the 25 cities Midwest served as of December 31, 2002, gates at the airport were leased directly from the airport authority. In 11 cities, Midwest subleased gates from other carriers.

Midwest Connect has secured long-term leases of facilities at General Mitchell International Airport. Midwest Connect currently operates five gates at General Mitchell International Airport in Milwaukee; all gates are leased directly from Milwaukee County. Midwest Connect owns its 10,000 square-foot headquarters building, which is located off airport grounds.

Midwest Connect also leases airport facilities at each location it operates unless the airport also has Midwest service. Leases are for various terms and contain other provisions that are customary in the industry.

On April 23, 2001, the Company completed a $6.3 million financing of a new maintenance facility for Midwest Connect, located at General Mitchell International Airport. Occupancy of the new facility began February 1, 2002. The facility is financed by 32-year tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's bank credit facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during fourth quarter 2002.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of Midwest Express Holdings, Inc. common stock for the two most recent fiscal years. The Company's common stock is traded on the New York Stock Exchange (Symbol: MEH).

                          Fiscal 2002             Fiscal 2001
                          -----------             -----------
    Quarter               High     Low          High       Low
    -------               ----     ---          ----       ---

    First              $ 19.96   $ 15.03       $ 20.90   $ 14.15
    Second             $ 20.02   $ 12.70       $ 18.30   $ 15.10
    Third              $ 12.50   $  4.00       $ 21.02   $  8.82
    Fourth             $  7.72   $  4.30       $ 15.20   $ 10.00

As of December 31, 2002, the Company had 16,224,531 shares issued and 804 registered shareholders. The Company has not paid a dividend on its common stock since its initial public offering in 1995 and has no intention to pay dividends in the foreseeable future.


Item 6. Selected Financial Data


                                             Five-Year Financial and Operating Data
                                                  Midwest Express Holdings, Inc.
                                        (Dollars in thousands, except per share amounts)


     Years Ended                                        2002            2001             2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Total operating revenues                              $426,974       $ 457,442         $480,021        $447,552        $388,874
Total operating expenses (1)                           481,232         495,486          473,143         386,800         333,219
                                                      --------       ---------         --------        --------        --------
Operating (loss) income                                (54,258)        (38,044)           6,878          60,752          55,655
Other income (expense), net (2)                         39,741          16,304             (113)             68             (75)
(Loss) income before cumulative effect
   of accounting changes                               (10,552)        (14,918)           5,227          38,791          35,869
Cumulative effect of accounting changes,
   net of applicable income taxes                            -               -           (4,713)              -               -
Net (loss) income                                      (10,552)        (14,918)             514          38,791          35,869

(Loss) income per common share - basic:
---------------------------------------
 (Loss) income before cumulative effect
   of accounting changes                                 (0.72)          (1.08)            0.37            2.75            2.54
 Cumulative effect of accounting changes,
   net of applicable income taxes                            -               -            (0.33)             -               -
                                                      --------       ---------         --------        --------        --------
Net (loss) income                                        (0.72)          (1.08)            0.04            2.75            2.54

(Loss) Income per common share - diluted:
-----------------------------------------
 (Loss) Income before cumulative effect
   of accounting changes                                 (0.72)          (1.08)            0.37            2.71            2.51
 Cumulative effect of accounting changes,
   net of applicable income taxes                            -               -            (0.33)             -               -
                                                      --------       ---------         --------        --------        --------
Net (loss) income                                      $ (0.72)        $ (1.08)        $   0.04          $ 2.71          $ 2.51

Balance Sheet Data:
Property and equipment, net                           $224,564       $ 256,506         $242,875        $211,449        $160,583
Total assets                                           376,606         357,371          305,997         263,829         220,477
Long-term debt (3)                                      16,903          35,097            2,886           3,068           3,206
Shareholders' equity                                  $125,127       $ 114,736         $129,276        $133,539        $ 97,632

(1)  Total operating expenses for 2002 includes a $29.9 million impairment charge related to the early retirement of the
     Company's DC-9 fleet. Total operating expenses for 2001 includes an impairment loss of $8.8 million related to the accelerated retirement of eight Midwest Airlines DC-9-10 aircraft.
(2)  Other income (expense), net for 2002 includes $39.5 million associated with the Fairchild arbitration settlement over the cancellation of the 428JET program. Other income (expense), net for 2001 includes recognition of $16.3 million related to amounts claimed under the Air Transportation Safety and System Stabilization Act for federal grant money received for losses related to the September 11 terrorist events.
(3)  Long-term debt for 2002 does not include amounts due to Kfw for progress payments on the 717 program, as these obligations are offset by purchase deposits.



                                           Five-Year Financial and Operating Data
                                               Midwest Express Holdings, Inc.



                         Years Ended                      2002            2001           2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------------

Selected Operating and Other Data (1):
Midwest Airlines, Inc.
----------------------
   Revenue passenger miles ("RPMs) (000s)            1,966,186       1,973,606      1,974,485       1,958,510      1,623,659
   Available seat miles ("ASMs") (000s)              3,190,943       3,231,872      3,163,247       2,993,765      2,498,543
   Passenger load factor                                  61.6 %          61.1  %        62.4 %          65.4  %        65.0 %
   Revenue yield (cents per RPM)                          15.5            17.6           19.3            18.5           19.2
   Revenue per scheduled service ASM (2)                  10.0            11.2           12.6            12.7           13.1
   Cost per total ASM (cents per mile) (4)                11.6            12.8           13.0            11.5           11.8
   Aircraft in service at year-end (3)                      32              35             34              32             27
   Average aircraft utilization (hours per day)            7.7             7.9            8.5             8.8            9.1
   Number of FTE employees at year-end                   2,410           2,348          2,857           2,449          2,133

Skyway Airlines, Inc. d/b/a Midwest Connect
-------------------------------------------
   Revenue passenger miles (000s)                      193,350         150,819        112,610          84,517         77,547
   Available seat miles (000s)                         395,591         312,209        247,623         170,428        160,772
   Passenger load factor                                  48.9 %          48.3 %         45.5 %          49.6 %         48.2 %
   Revenue yield (cents per RPM)                          37.5            44.5           52.4            52.7           52.9
   Revenue per scheduled service ASM (2)                  18.4            21.5           23.9            26.3           26.9
   Cost per total ASM (cents per mile)                    20.2            23.2           25.5            25.2           23.7
   Aircraft in service at year-end (3)                      25              23             20              19             15
   Average aircraft utilization (hours per day)            7.3             7.2            7.5             8.2            8.1
   Number of FTE employees at year-end                     593             512            523             424            322

(1)  Revenue passenger miles, revenue per ASM, available seat miles, passenger load factor and revenue yield are for scheduled service operations. The other statistics include charter operations.
(2)  Passenger, cargo and other transport-related revenue divided by scheduled service ASM (expressed in cents).
(3)  Aircraft acquired but not yet placed in service are excluded from the aircraft in service statistics.
(4)  Excluding impairment loss.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


2002 Overview
-------------

Year-over-year comparisons of financial results and performance data may not be meaningful because the comparisons are distorted by the impact of the events of September 11, 2001.

The Company's 2002 operating loss was $(54.3) million, which reflects an increase in operating loss of $16.3 million from the 2001 operating loss of $(38.0) million. Net loss for the year was $(10.6) million, which reflects an improvement in net loss of $4.3 million from the 2001 net loss of $(14.9) million. Net loss per diluted share in 2002 was $(0.72), a $0.36 improvement from the 2001 net loss per diluted share of $(1.08). 2002 results include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet and other income of $39.5 million (pre-tax) associated with the Fairchild arbitration settlement over the cancellation of the 428JET program. 2001 results included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft and non-operating income of $16.3 million (pre-tax) associated with a grant received under the Air Transportation Safety and System Stabilization Act.

The Company's financial results were significantly impacted by the weak economy and the aftermath of the events of September 11. Following the terrorist attacks, the nation's air transportation system was temporarily shut down. Following the resumption of service, travel demand declined dramatically and over the year the Company periodically decreased the number of flights it had planned to operate.

Capacity, as measured by scheduled service available seat miles ("ASMs"), increased 1.2% in 2002. Capacity decreased 1.3% at Midwest but increased 26.7% at Midwest Connect. Midwest's capacity decreased due to the retirement of one DC-9-10 aircraft in the second quarter and the sale of two DC-9-10 aircraft in the fourth quarter. Midwest Connect's capacity increase was due to the addition of two new regional jets in scheduled service, as well as the fact that a number of Midwest routes were shifted to smaller Midwest Connect aircraft to more efficiently handle decreased passenger levels. Traffic, as measured by revenue passenger miles, increased 1.7%. Load factor increased from 59.9% in 2001 to 60.2% in 2002.

The Company's total revenue in 2002 decreased $30.5 million, or 6.7%, from 2001 to $427.0 million. The decrease in revenue was primarily attributable to a 10.2% decrease in revenue yield (passenger revenue per revenue passenger mile). The Company experienced a substantial decline in high-yield business travel during the year due to the events of September 11, the slowing economy, new pricing structures that enable business travelers to purchase tickets at lower fares, industrywide heavy fare discounting to stimulate travel demand, and increased competition in some markets.

The Company's operating expenses decreased by $14.3 million, or 2.9%, in 2002 to $481.2 million. The Company realized savings from lower fuel prices and companywide cost-reduction efforts, with reduced costs in most expense categories. 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. 2001 operating costs included an $8.8 million (pre-tax) impairment charge related to the earlier-than-intended retirement of eight owned DC-9-10 aircraft. Cost changes are further explained in the sections that follow.

The airline industry continues to operate in an uncertain domestic and global economy. The Company's revenues have been adversely affected by a reduction in business travel and a general decline in the demand for air travel following the events of September 11. In addition, increased costs related to enhanced security measures and aviation-related insurance have adversely impacted the Company's results. The Company has taken, and will continue to take, action to increase its operating revenues and decrease costs. These actions, which are discussed more fully above in the Business Environment section, focus on two areas: 1) cost reductions and internal restructuring, and 2) the proposed launch of a low-fare product in third quarter 2002 to address the growing low-fare segment of the market. The Company cannot ensure that its plans to return to profitability will succeed, that it can increase or sustain revenues or reduce costs, or that travel demand will increase during these uncertain economic conditions.

The following table provides operating revenues and expenses for the Company expressed as cents per total available seat miles, including charter operations, and as a percentage of total operating revenues for 2002, 2001 and 2000.

                                          2002               2001               2000
                                          ----               ----               ----
                                    Per                Per                 Per
                                    Total              Total               Total
                                    ASM         %      ASM           %     ASM         %
                                    ---        ---     ---          ---    ---        ---
  Operating revenues:
    Passenger service             10.35(cent)  88.6%  11.56(cent)  90.5%  12.76(cent) 91.5%
    Cargo                          0.16         1.3%   0.25         2.0%   0.32        2.3%
    Other                          1.18        10.1%   0.96         7.5%   0.86        6.2%
                                  -----       ------  -----       ------  -----      ------
  Total operating revenues        11.69       100.0%  12.77       100.0%  13.94      100.0%

  Operating expenses:
    Salaries, wages and benefits   4.29        36.7%   4.67        36.6%   4.41       31.6%
    Aircraft fuel and oil          2.15        18.4%   2.43        19.0%   2.72       19.5%
    Commissions                    0.51         4.3%   0.66         5.2%   0.74        5.3%
    Dining services                0.54         4.6%   0.72         5.7%   0.73        5.2%
    Station rental/landing/other   1.03         8.8%   1.02         8.0%   1.01        7.3%
    Aircraft maintenance           1.12         9.6%   1.40        10.9%   1.58       11.3%
    Depreciation and amortization  0.58         5.0%   0.58         4.6%   0.49        3.6%
    Aircraft rentals               0.69         5.9%   0.69         5.4%   0.71        5.1%
    Impairment loss                0.82         7.0%   0.25         1.9%      -          -
    Other                          1.45        12.4%   1.41        11.0%   1.35        9.7%
                                  -----       ------  -----       ------  -----      ------
  Total operating expenses        13.18(cent) 112.7%  13.83(cent) 108.3%  13.74(cent) 98.6%
                                  =====       ======  =====       ======  =====      ======

  Total ASMs (millions)           3,651.2             3,582.4             3,443.7

     Note: Numbers in this table may not be recalculated due to rounding.


                   Year Ended December 31, 2002 Compared With
                          Year Ended December 31, 2001


Operating Revenues

Year-over-year comparisons of financial results and performance data may not be meaningful because the comparisons are distorted by the impact of the events of September 11, 2001.

Company operating revenues totaled $427.0 million in 2002, a $30.5 million, or 6.7%, decrease from 2001. Passenger revenues accounted for 88.6% of total revenues and decreased $36.1 million, or 8.7%, from 2001 to $378.0 million in 2002.

Midwest passenger revenue decreased $41.6 million, or 12.0%, from 2001 to $305.5 million in 2002. Revenue yield decreased 11.7% due to lower business fares and decreased business travel demand, increased competition from low-fare airlines, and new pricing structures that enable business passengers to purchase lower fares. Load factor increased from 61.1% in 2001 to 61.6% in 2002.

Midwest Connect passenger revenue increased $5.5 million, or 8.2%, from 2001 to $72.5 million in 2002. Traffic, as measured by revenue passenger miles, increased 28.2%. Load factor increased from 48.3% in 2001 to 48.9% in 2002. Revenue yield decreased 15.6%, from $0.44 in 2001 to $0.38 in 2002, due to decreased business travel as a result of the slowing economy, a revised mix of longer flights with lower yields, and lower fares used to stimulate travel demand.

Revenue from cargo, charter and other services increased $5.6 million in 2002. Revenue from charter sales increased $4.7 million from 2001 as more aircraft time was available for charter service and the Company acquired exclusive charter rights for two professional baseball teams and other sports teams. Cargo revenue decreased $3.2 million, or 36%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part the result of new federal security directives and restrictions.

Operating Expenses

2002 operating expenses decreased $14.3 million, or 2.9%, from 2001. The decrease was primarily the result of lower costs in the following categories: labor, fuel, commissions, dining services and maintenance. These decreases were partially offset by higher costs in the "other" category (insurance costs, advertising and a nonrecurring property tax credit in 2001). Cost per ASM (excluding the impairment charge) decreased 9.7% at Midwest and decreased 13.2% at Midwest Connect in 2002. The Company's cost per total ASM (excluding the impairment charge) decreased 9.0%, from 13.6(cent) in 2001 to 12.4(cent) in 2002.

Salaries, Wages and Benefits
----------------------------
Salaries, wages and benefits decreased $10.6 million, or 6.4%, from 2001 to $156.7 million in 2002. The Company decreased headcount throughout 2001 and 2002 to better align with slower capacity growth and reduced passenger levels, and to reduce costs given the revenue environment. The overall headcount decrease was primarily the result of furloughing employees, which reduced labor costs by $10.5 million. In October 2001, the Company implemented a salary freeze for all employees except pilots, whose wages are covered by a collective bargaining agreement. The pay freeze was removed effective October 1, 2002 and employees became eligible for a pay increase after they had had their compensation frozen for 12 months. A salary freeze for officers and other members of senior management has been in effect for a longer period of time and continued as of year-end. A $1.5 million reduction in overtime also contributed to decreased labor costs. These decreases were partially offset by higher pilot labor costs, higher medical insurance costs and less labor capitalized for maintenance projects. On a cost per total ASM basis, labor costs decreased 8.1% from 4.7(cent) in 2001 to 4.3(cent) in 2002.

Aircraft Fuel and Oil
---------------------
Aircraft fuel and oil and associated taxes decreased $8.3 million, or 9.5%, in 2002. Costs decreased 11.2% on a cost per ASM basis. Into-plane fuel prices decreased 8.9% per gallon, averaging 83.4(cent) per gallon in 2002 versus 91.5(cent) per gallon in 2001, resulting in a $7.8 million favorable pre-tax price variance. Fuel consumption decreased 0.7% in 2002. As of December 31, 2002, the Company had options in place for approximately 20% and 15% of its projected aircraft fuel purchases in the first and second quarters of 2003. As of March 13, 2003, no additional options had been placed for these or later periods.

Commissions
-----------
Commissions decreased $5.1 million, or 21.7%, from 2001 to $18.5 million in 2002. This category includes travel agent commissions and credit card commissions. The decrease was due primarily to an 8.7% decrease in passenger revenue, and by savings resulting from an increase in travel booked directly through the Company's reservations centers and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 5.7% in 2001 to 4.9% in 2002. In December 2002, Midwest changed its travel agent commission cap to a maximum of $10 per roundtrip or one-way ticket from $20 per roundtrip.

Dining Services
---------------
Dining service costs decreased $6.3 million, or 24.3%, from 2001 to $19.6 million in 2002. The decrease was due to the implementation of roundtrip catering on most flights, a 1.7% decrease in origin and destination passengers at Midwest, and lower food prices. Roundtrip catering provides for meals to be loaded at the origin city of a roundtrip route, rather than loading the aircraft with meals at both cities on the route. Also, effective November 1, 2002, the Company began limiting its meal service to traditional meal times and offering passengers one of three levels of meal service based on flight duration and market segment. Total dining service costs per Midwest passenger (including food, beverage, linen, catering equipment and supplies) decreased from $12.47 in 2001 to $9.47 in 2002.

Regional jet flights longer than 30 minutes generally offer onboard inflight services ranging from snacks to light meals, full beverage service and complimentary champagne. Baked-onboard chocolate chip cookies and hot towel service are featured on select flights. Total dining service cost per regional jet passenger (including food, beverage, catering equipment and supplies) was $3.47 in 2002, compared with $3.89 in 2001.

Station Rental, Landing and Other Fees
--------------------------------------
Station rental, landing and other fees increased $1.2 million, or 3.4%, from 2001 to $37.7 million in 2002. The increase was caused by 22.1% higher costs at Midwest Connect, partially offset by 2.4% lower costs at Midwest, due to fewer flight segments being operated. Passenger screening-related security costs increased $0.6 million year-over-year. Airport costs were favorably impacted in 2001 by nonrecurring credits received from Milwaukee County. On a cost per total ASM basis, these costs increased 1.4%.

Aircraft Maintenance Materials and Repairs
------------------------------------------
Aircraft maintenance costs decreased by $9.1 million, or 18.2%, from 2001 to $41.0 million in 2002. Aircraft maintenance costs decreased 19.7% on a cost per total ASM basis. Costs at Midwest decreased $10.8 million, or 27.1%, in 2002 while costs at Midwest Connect increased $1.8 million, or 17.4%. The decrease at Midwest was caused by lower costs in almost all maintenance categories, including lower DC-9 engine overhaul costs, lower long-term maintenance costs on the DC-9 fleet due to the near-term phase-out of the DC-9-10 series, lower purchased maintenance costs, and lower maintenance materials and cost savings realized through the MSG-3 aircraft maintenance program that was fully implemented in June 2001. The MSG-3 program is designed such that major airframe maintenance events are divided into smaller, more frequent events that result in fewer duplicate tasks, and airframe maintenance costs are expensed as they are incurred. Costs at Midwest Connect increased as a result of two additional regional jets entering scheduled service during 2002, the expiration of the warranty period on 328JETs, and several heavy maintenance checks on the Beech 1900Ds. On a cost per total ASM basis, Midwest costs decreased 26.8% and Midwest Connect's costs decreased 7.4%.

Depreciation and Amortization
-----------------------------
Depreciation and amortization increased $0.2 million, or 1.1%, from 2001 to $21.2 million in 2002. On a cost per total ASM basis, these costs decreased 0.9%.

Aircraft Rentals
----------------
Aircraft rental costs increased $0.5 million, or 2.0%, from 2001 to $25.3 million in 2002. On a cost per total ASM basis, these costs increased 0.1%.

Impairment Loss
---------------
A $29.9 million (pre-tax) impairment charge was recorded in 2002. The Company accelerated the retirement of the Midwest DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement on Financial Accounting Standards ("SFAS") No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than the carrying amount of the aircraft, resulting in impairment as defined by SFAS No. 144. Consequently, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

An $8.8 million (pre-tax) impairment charge was recorded in 2001 for eight company-owned DC-9-10 aircraft. During 2001, the Company accelerated the retirement of these aircraft beginning in 2003. In connection with this decision, the Company performed an evaluation, in accordance with SFAS No. 121, to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in impairment, as defined SFAS No. 121. Consequently, the original cost bases of these aircraft were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment charge.

Other Operating Expenses
------------------------
Other operating expenses increased $2.2 million, or 4.3%, from 2001 to $52.8 million in 2002. Other operating expenses consist of advertising and promotion, insurance, legal fees, property taxes, consulting services, crew hotel rooms, reservation booking fees, administration and other items. The increase was primarily due to a $4.8 million increase in hull and liability insurance, $1.0 million in increased flight training costs and $0.8 million in increased advertising, offset by a decrease in frequent flyer costs, crew hotel rooms, communications, mail handling costs, air cargo, software costs, reservation fees and other items. 2001 expenses were favorably impacted by a $1.0 million property tax refund resulting from legislation in Wisconsin that exempted hub airlines from property tax. On a cost per total ASM basis, other operating costs increased 2.3%.

Interest Income and Interest Expense

Interest income reflects interest earned on the Company's cash and cash equivalents. Interest expense consists of mortgage interest associated with the Company's headquarters building, as well as interest on the short-term note payable, interest associated with the borrowings against the secured bank credit facility, and interest on the Company's long-term debt.

Other Income (Expense)

In 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company's settlement of arbitration with Fairchild over the cancellation of its 428JET program. Following Fairchild's filing of insolvency in 2002, the previously disclosed gain of $46 million was reduced primarily due to a decrease in the estimated fair market value of two Fairchild 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement. Midwest Connect currently operates 10 32-passenger 328JET regional jets.

In 2001, to support the airline industry, the federal government implemented the Air Transportation Safety and System Stabilization Act. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees and assistance with increased insurance costs. The Company recorded non-operating income of $16.3 million in 2001 associated with federal government grant support. Of the amount claimed, the Company received $13.9 million as of December 31, 2001 with the balance of $2.4 million received in 2002. In addition, a remaining amount of $0.3 million was recorded and received in 2002. Total incurred losses were in excess of amounts claimed and recorded.

Credit for Income Taxes

Income tax credit for 2002 was $(5.7) million, a $3.1 million decrease from the 2001 income tax credit of $(8.8) million. The effective tax rates for 2002 and 2001 were (35.0)% and (37.0)%, respectively. The 2002 rate decreased due to the uncertainty of realization of state net operating losses. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Loss

Net loss for 2002 was $(10.6) million, which reflects an improvement of $4.4 million from the 2001 net loss of $(14.9) million. The net loss margin improved from (3.3)% in 2001 to (2.5)% in 2002.

                   Year Ended December 31, 2001 Compared With
                          Year Ended December 31, 2000


Operating Revenues

Company operating revenues totaled $457.4 million in 2001, a $22.6 million, or 4.7%, decrease from 2000. Passenger revenues accounted for 90.5% of total revenues and decreased $25.2 million, or 5.7%, from 2000 to $414.2 million in 2001.

Midwest passenger revenue decreased $33.3 million, or 8.8%, from 2000 to $347.1 million in 2001. Revenue yield decreased 8.7% due to decreased business travel as a result of the slowing economy, increased competition in some markets and lower fares after September 11, 2001 that were used to stimulate travel demand. Load factor decreased from 62.4% in 2000 to 61.1% in 2001.

Midwest Connect passenger revenue increased $8.1 million, or 13.7%, from 2000 to $67.1 million in 2001. Traffic, as measured by revenue passenger miles, increased 33.9%. Load factor increased from 45.5% in 2000 to 48.3% in 2001. Revenue yield decreased 15.1%, from $0.52 in 2000 to $0.44 in 2001, due to decreased business travel as a result of the slowing economy, a revised mix of longer flights with lower yields, and lower fares after September 11 that were used to stimulate travel demand.

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

Operating Expenses

2001 operating expenses increased $22.3 million, or 4.7%, from 2000. The increase was primarily the result of higher labor costs, an increase in depreciation and amortization, and an $8.8 million asset impairment charge associated with eight owned DC-9-10 aircraft. These increases were offset by lower fuel costs and lower aircraft maintenance costs. Cost per ASM (excluding the impairment charge) increased 1.0% at Midwest and decreased 9.0% at Midwest Connect in 2001. The Company's cost per total ASM increased 0.7%, from 13.7(cent) in 2000 to 13.8(cent) in 2001.

Salaries, Wages and Benefits
----------------------------
Salaries, wages and benefits increased $15.6 million, or 10.3%, from 2000 to $167.3 million in 2001. Labor costs increased 6.0% on a cost per ASM basis. Increased labor costs were primarily the result of increased labor rates ($9.0 million) at Midwest and Midwest Connect. The majority of the labor rate increases were for customer service and maintenance employees at Midwest, effective in second quarter 2001. These rate adjustments were implemented based on industry salary surveys and management's desire to increase pay scales to maintain a competitive position in the industry. Other factors causing the change in salaries, wages and benefits were increased headcount ($4.6 million) and increased benefit costs ($3.3 million), primarily due to higher medical insurance costs. These increases were partially offset by a $1.6 million decrease in overtime pay.

Aircraft Fuel and Oil
---------------------
Aircraft fuel and oil and associated taxes decreased $6.8 million, or 7.2%, in 2001. Costs decreased 10.8% on a cost per ASM basis. Into-plane fuel prices decreased 9.0% per gallon, averaging 91.5(cent) per gallon in 2001 compared with $1.01 per gallon in 2000, resulting in an $8.8 million favorable pre-tax price variance. Fuel consumption increased

2.0% in 2001. The Company entered into option cap agreements for about 15% of its fourth quarter fuel volume, with no material impact on earnings.

Commissions
-----------
Commissions decreased $1.8 million, or 7.2%, from 2000 to $23.6 million in 2001. This category includes travel agent commissions and credit card commissions. The decrease was primarily due to a 5.7% decrease in passenger revenue. In addition, on September 21, 2001, the Company implemented a new travel agent commission structure that capped travel agent commissions at lower levels. In 2001, the Company realized an increase in use of the Company's Web site for travel bookings. Commission costs decreased 10.8% on a cost per total ASM basis.

Dining Services
---------------
Dining service costs increased $0.9 million, or 3.4%, from 2000 to $25.9 million in 2001. The increase was due to a 3.2% increase in food and services prices. Total dining service costs per Midwest passenger (including food, beverage, linen, catering equipment and supplies) increased from $12.08 in 2000 to $12.47 in 2001.

Station Rental, Landing and Other Fees
--------------------------------------
Station rental, landing and other fees increased $1.5 million, or 4.4%, from 2000 to $36.4 million in 2001. Midwest operated 0.5% fewer flight segments and Midwest Connect operated 4.0% more flight segments, resulting in the net increase. Airport costs were favorably impacted by abnormally good weather in fourth quarter 2001 and a reduction in costs at the Milwaukee airport following the events of September 11.

Aircraft Maintenance Materials and Repairs
------------------------------------------
Aircraft maintenance costs decreased by $4.2 million, or 7.8%, from 2000 to $50.1 million in 2001. Aircraft maintenance costs decreased 11.3% on a cost per total ASM basis. Costs at Midwest decreased $5.8 million, or 12.8%, in 2001 while costs at Midwest Connect increased $1.6 million, or 19.1%. The decrease at Midwest was primarily due to lower engine repair costs, and lower purchased maintenance costs and cost savings realized through the MSG-3 program, whereby major airframe maintenance events are divided into smaller, more frequent events that result in fewer duplicate tasks, and airframe maintenance costs are expensed as they are incurred. Costs at Midwest Connect increased as a result of three additional regional jets entering scheduled service during 2001.

Depreciation and Amortization
-----------------------------
Depreciation and amortization increased $3.9 million, or 23.2%, from 2000 to $20.9 million in 2001. The increase was primarily the result of depreciation associated with one additional owned MD-80 series aircraft and three additional owned regional jets placed in service during 2001.

Aircraft Rentals
----------------
Aircraft rental costs increased $0.3 million, or 1.1%, from 2000 to $24.8 million in 2001. The costs associated with the addition of one leased MD-80 aircraft were mostly offset by the reduction in lease costs due to lower interest rates for three DC-9 aircraft and five Beech 1900D aircraft.

Impairment Loss
---------------
In the second quarter 2001, the Company recorded an $8.8 million impairment charge associated with the write-down in carrying value of eight owned DC-9-10 aircraft that the Company intends to retire earlier than originally planned. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, resulting in an impairment, as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft was reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates. Depreciation on these aircraft going forward will be almost unchanged as the shorter life was offset by the decrease in cost basis.

Other Operating Expenses
------------------------
Other operating expenses increased $4.1 million, or 8.7%, from 2000 to $50.7 million in 2001. Other operating expenses consist of advertising and promotion, insurance, legal fees, property taxes, consulting services, crew hotel rooms, reservation booking fees, administration and other items. 2001 expenses were favorably impacted by a $1.0 million property tax refund associated with the first six months of 2001, resulting from legislation in the State of Wisconsin that exempted hub airlines from property tax. 2001 costs included a $0.5 million loss on the retirement of one DC-9-10 aircraft (due to significantly reduced capacity following September 11) and a $0.7 million gain on the sale of the former Midwest Connect maintenance facility. In 2000, other expenses were favorably impacted by a nonrecurring $2.7 million settlement of a sales and use tax dispute on meals boarded on aircraft in Wisconsin. Other significant cost increases in 2001 included higher legal fees ($1.1 million), due primarily to the Fairchild dispute, and higher crew hotel room costs. These increases were offset by lower professional and financial services costs ($1.6 million), due to fewer consulting services costs incurred in 2001. On a cost per total ASM basis, other operating costs increased 4.5%.

Interest Income and Interest Expense

Interest income reflects interest earned on the Company's cash and cash equivalents. Interest expense consists of mortgage interest associated with the Company's headquarters building, interest on the short-term note payable, interest associated with the Company's secured bank credit facility, and interest on the Company's long-term debt. Interest expense increased in 2001 due to an increase in use of the Company's credit facility and interest costs associated with the debt financing of three regional jet aircraft and one MD-80 series aircraft.

Other Income (Expense)

To support the airline industry, the federal government implemented the Air Transportation Safety and System Stabilization Act. This legislation included support to passenger airlines in the form of a $4.5 billion grant, $10 billion in loan guarantees, and assistance with increased insurance costs. The Company recorded non-operating income of $16.3 million in 2001 associated with federal government grant support. Of the amount claimed, the Company received $13.9 million as of December 31, 2001. Total incurred losses as of December 31, 2001 were in excess of the amount claimed.

(Credit) Provision for Income Taxes

Income tax credit for 2001 was $(8.8) million, an $11.8 million decrease from the 2000 provision of $3.1 million. The effective tax rates for 2001 and 2000 were (37.0%) and 36.4%, respectively.

Net (Loss) Income

Net loss for 2001 was $(14.9) million, which reflects a decrease of $15.4 million from 2000 net income of $0.5 million. The net income (loss) margin decreased from 0.1% in 2000 to (3.3)% in 2001.


                   Critical Accounting Policies and Estimates


The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts or revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

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

Revenue Recognition
-------------------
Passenger revenue, related commissions, if any, and cargo revenues are recognized in the period when the service is provided. A portion of the revenue from the sale of frequent flyer mileage credit is deferred and recognized straight-line over 32 months. Contract maintenance revenue is recognized when work is completed and invoiced. The estimated liability for sold, but unused, tickets is included in current liabilities as air traffic liability. The amount of commissions associated with unearned revenue is included in current assets as prepaid commissions.

Frequent Flyer Revenue
----------------------
Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from frequent flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage credits were sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized straight-line over 32 months. The Company believes the method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company's frequent flyer program is accrued based on estimated redemption percentages applied to actual mileage recorded in members' accounts. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2002.

Impairment of Long-Lived Assets
-------------------------------
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. During the second quarter 2001, the Company decided to accelerate the retirement of eight Midwest DC-9-10 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 became effective for the Company on January 1, 2002, and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment.

During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest in anticipation of accelerated deliveries of Boeing 717 aircraft. Consequently, in the first quarter 2002 the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, and the remaining depreciable lives were adjusted for the new retirement schedule, in accordance with SFAS No. 144. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

                         Liquidity and Capital Resources


The Company's cash and cash equivalents totaled $56.6 million (including $15.1 million of "restricted cash," as discussed more fully below) at December 31, 2002, compared with $46.9 million at December 31, 2001. Net cash provided by operating activities totaled $39.1 million in 2002. Net cash used in investing activities totaled $55.3 million in 2002. Net cash provided by financing activities in 2002 totaled $25.8 million due primarily to proceeds received from a private equity placement and funding associated with the pre-delivery progress payments related to the Company's new Boeing 717 aircraft program, partially offset by the payment of principal under the bank credit facility (each as discussed below). The Company's unrestricted cash and cash equivalents totaled $31 million at March 13, 2003. The Company's restricted cash and cash equivalents at March 13, 2003 totaled an additional $19.6 million.

As of December 31, 2002, the Company had a working capital deficit of $45.2 million compared with a $61.4 million deficit on December 31, 2001. The improvement in the working capital deficit can be attributed to the receipt of $25.0 million of cash proceeds associated with the Fairchild arbitration settlement and $20.5 million in net proceeds from the private placement of the Company's common stock. The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and frequent flyer program liability (which represents deferred revenue and accrued costs associated with future travel). Because of this, the Company expects to operate at a working capital deficit, which is not unusual for the industry.

In June 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company's common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commission and expenses, of $20.5 million were used to reduce indebtedness. Because of the equity financing, the Company decided not to apply for a federal loan guarantee pursuant to the Air Transportation Safety and System Stabilization Act.

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the Company has a bank credit facility, the amount of which declines in tranches from $25.0 million in October 2002 to $18.5 million in mid-April 2003, compared with $45 million in availability prior to amending the credit agreement. At December 31, 2002, the credit facility was $22.5 million; as of February 28, 2003, the credit facility was $19.5 million. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The fees and borrowing costs under the amended credit agreement are higher than they were prior to October 7, 2002. The interest rate on borrowings under the facility is Prime plus 50 basis points.

The credit agreement requires monthly compliance with certain financial covenants. Primarily due to increasing fuel prices, the Company did not meet the financial covenants as of January 31, 2003 and obtained a waiver of the covenant default. The Company did not meet the financial covenants as of February 28, 2003. In addition, the Company's action to suspend payments to lessors and certain other creditors announced March 7, 2003, will result in a default under the terms of the credit agreement. The Company is in discussions with the banks to attempt to resolve the situation. The Company anticipates that the banks will provide a waiver of the defaults, but there is no assurance that the Company will be successful in these negotiations.

As of December 31, 2002, the Company had borrowings under the facility totaling $5.5 million. In addition, the Company had letters of credit totaling approximately $15.9 million outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities. As of March 13, 2002, the Company had borrowings under the facility totaling $2.5 million. In addition, the Company had letters of credit totaling approximately $15.9 million outstanding under the credit facility, reducing the available credit by that amount. The Company intends to fund the $1.0 million reduction in the amount of the credit facility by mid-April 2003 from existing cash and cash equivalents.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., "restricted cash"). As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or $14.5 million of the $15.1 million of restricted cash as of December 31, 2002. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity or leverage-type covenants, breaches of the Company's obligations under the card processing agreement, default under the bank credit facility and certain defaults of other indebtedness of the Company. The Company met all required credit card processing agreement covenants during 2002. The Company did not meet the financial covenants for January or February 2003. In addition, the Company's action to suspend payments to lessors and certain other creditors announced March 7, 2003, will result in a default under the terms of the credit card processing agreement. The Company obtained a waiver from the card processor for the January 2003 financial covenant defaults, and the Company is in discussions with the credit card processor to attempt to resolve the current situation. There is no assurance that the Company will be successful in those negotiations. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft and by a third priority lien on the Company's headquarters facility. It is likely, if current industry conditions persist, that other credit card processors may require a holdback as well. The aggregate amount of the risk exposure of the other processors as of March 13, 2003 was approximately $7.7 million.

The Company offers the Midwest Airlines MasterCard program. During the year, the Company transitioned the program from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards. In early fourth quarter 2002, Juniper Bank paid the Company $20.0 million in accordance with the agreement between the parties. In essence, this payment is in part the payment of a minimum amount due for the period from July 1, 2002 to the date of the payment and in part the prepayment of a minimum amount due for the period from the date of payment through June 30, 2003. The Company is recognizing revenue under the agreement (subject to the Company's revenue recognition policies for frequent flyer miles) based on actual credit card purchase and mileage credit activity rather than on the receipt of these or similar cash payments that the agreement may obligate Juniper Bank to make. Accordingly, the Company is reflecting deferred revenue on its balance sheet based on the amount by which the cash the Company has received under the agreement exceeds the revenue the Company has recognized under the Company's revenue recognition policy. As of December 31, 2002, the deferred revenue was $10.8 million.

Capital spending totaled $6.7 million for the 12 months ended December 31, 2002. Capital expenditures consisted primarily of refurbishment of an MD-80 aircraft, engine overhauls and spare parts, Boeing 717 start-up requirements, capitalized aircraft spare parts, an engine overhaul and technology investments.

During 2002, the Company made pre-delivery progress payments of $48.0 million for the new Boeing 717 aircraft program, of which $37.5 million was funded under a loan agreement with Kreditanstalt fur Wiederaufbau Bank ("KfW"), guaranteed by Rolls-Royce Deutschland Ltd. & Co. KG. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing. Under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each aircraft delivery date BCC will acquire and pay for the aircraft delivered, including interest accrued on the debt owed KfW, and BCC will then lease the aircraft to the Company. At that time, BCC will reimburse the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company funded such payments through KfW, the Company will use the amounts reimbursed to repay the related debt to KfW. To the extent the Company originally funded such payments with operating cash, the amounts reimbursed will represent available cash. With the loan agreement with KfW Bank and the BCC commitment, the Company believes it has requisite financing for the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that the Company will be unable to meet the conditions.

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of another MD-80 series aircraft, for a 10-year term. Three 328JETs were debt-financed in 2001, each for a period up to 32 months at fixed interest rates ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. The Company will attempt to refinance these 328JET regional jets for longer terms when the initial financing comes due in August and November 2003 for two jets and in January 2004 for the third. The Company's ability to refinance these jets will be dependent in part on the then-current fair market value of the jets and the Company's financial position. As of March 13, 2003, the Company believes that the aggregate value of these jets is less than the aggregate amount of the associated indebtedness by approximately $12.0 million.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of December 31, 2002, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during the 12 months ended December 31, 2002.

In October 1998, Midwest Airlines took occupancy of a newly constructed maintenance facility that is leased from Milwaukee County and located at General Mitchell International Airport. To finance the $7.9 million project, the City of Milwaukee issued tax-exempt, variable-rate demand industrial development revenue bonds. The Company's variable lease payments are based on the current interest rate of the City of Milwaukee's outstanding bonds over the 32-year lease term. The bonds are secured by a letter of credit, pursuant to the Company's credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

On April 23, 2001, the Company completed a $6.3 million financing of a new maintenance facility for Midwest Connect located at General Mitchell International Airport. Construction was completed and occupancy occurred in February 2002. The facility is financed by 32-year, tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit under the Company's credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

The Company maintains a qualified defined benefit plan, the Pilots' Supplemental Pension Plan (the "Qualified Plan"), which provides supplemental retirement benefits to Midwest pilots, and an unfunded nonqualified defined benefit plan to provide Midwest pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. Additionally, the Company has entered into individual employment agreements with certain current and former executives providing for unfunded supplemental pension benefits. The discount rate used to determine the funding requirements for the Qualified Plan was 6.75%. To determine this rate, industry benchmarks were used, primarily the Moody's Aa Corporate Bond yield as of December 31, 2002. The method used to determine the market-related value of plan assets is the prior year's market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investments gains (losses) during the five prior years. The Qualified Plan assets are currently invested in money market and other stable principal-type funds. In 2002, the Company made $1.2 million of funding to the Qualified Plan. Estimated 2003 funding requirements are $1.7 million.

The Embraer regional jet program, with deliveries scheduled to begin in January 2004, requires less significant pre-delivery payments than the Boeing 717 program but will require long-term financing on or after delivery. The Company believes long-term financing will be difficult to obtain given current industry conditions and Company financial results, and is in discussions with Embraer to defer the deliveries of these aircraft.

The following table of material debt and lease commitments at December 31, 2002, summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods set forth below (in thousands):

                                                                   Related Cash Outflows
                                                                   ---------------------
Contractual Obligations                  Total       2003       2004       2005        2006        2007     Thereafter
-----------------------                  -----       ----       ----       ----        ----        ----     ----------
Long-term debt (excluding interest)  $   40,596    $ 23,694   $ 8,938    $ 1,048     $ 1,131    $  1,220    $    4,565
Aircraft operating leases               175,303      22,266    22,355     20,847      20,433      20,478        68,924
Non-aircraft operating leases            53,444       4,861     4,766      4,410       3,858       3,339        32,210
Commitments                           1,557,984       9,905    40,580     64,027      72,056      78,256     1,293,160
All capital leases                            0           0         0          0           0           0             0
                                     ----------    --------   -------    -------     -------    --------    ----------
Total                                $1,827,327    $ 60,726   $76,639    $90,332     $97,478    $103,293    $1,398,859
                                     ==========    ========   =======    =======     =======    ========    ==========

Note: Above table includes commitments related to the Boeing and Embraer aircraft programs.


On March 7, 2003, the Company announced that it was suspending aircraft lease and debt payments associated with the Company's DC-9, MD-80, 328JET and Beech 1900 aircraft until June 7, 2003. The suspension is intended to provide the Company opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Payments being suspended total approximately $9.5 million. Because the Company suspended the payments without the assent of the lessors and other affected creditors, the suspension of payments will result in defaults under the terms of the applicable leases and debt obligations, and will also result in defaults under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions, potentially resulting in an increase of the reserve under that agreement to 100% of the card processor's exposure, and is likely to result in defaults of other contractual obligations. Such defaults give the other parties to these arrangements certain rights and remedies. Although the Company will negotiate as to the consequences of the defaults with the relevant parties, there is no assurance that the Company will be successful in those negotiations.

As discussed more fully in the Business Environment section, going forward there are numerous uncertainties associated with the Company's liquidity position going forward. Financial results and cash flow from operations can vary significantly depending on the price of fuel, the general economic condition of the country, and the acts undertaken by other airlines in the industry with regard to capacity and pricing. The Company is attempting to solve immediate liquidity issues by implementing measures to reduce costs. Many actions have been taken, while others require the participation of labor unions representing certain of the Company's employees and aircraft lessors and debt providers. In addition, the Company is seeking liquidity from other sources including government sources and significant suppliers. There is no assurance, however, that the Company's short- and long-term liquidity issues will be resolved without a substantial restructuring of its business and contracts and an overall improvement in the conditions within the industry. To successfully restructure the Company, the Company may need to pursue alternative restructuring scenarios, including judicial restructuring.


                              Pending Developments


MD-80 Series Aircraft - The Company has one remaining owned MD-80 series aircraft that has not been placed in service. The refurbishment process for this aircraft began in third quarter 2002. The Company expects to place this aircraft in service in early second quarter 2003.

Boeing 717 Aircraft - In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under the amended purchase agreement, delivery of the aircraft began in February 2003 and will continue into 2005 at a rate of one aircraft every month. The first Boeing 717 aircraft is expected to enter scheduled service in March 2003. These aircraft will be used to replace Midwest's DC-9 aircraft and expand service in existing and new markets. The purchase will significantly affect the Company's cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs and lease payment expenses) than the Company's DC-9 aircraft. Benefits of the Boeing 717 aircraft, which would not be fixed in amount, include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs, and higher revenues through potential increased demand for air travel due to the fact that the Company is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft. The Company's current Report on Form 8-K dated June 19, 2002 and filed June 20, 2002 discusses additional risks concerning the Boeing 717 program.

Regional Jet Aircraft - In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. In August 2001, the parties signed a purchase agreement related to this order. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, the Company reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, the Company reached further agreement with Embraer in March 2002 to delay delivery of the first aircraft until January 2004. This delay was intended to allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest fleet and provide additional time for the Company to evaluate financing alternatives. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Midwest Connect with flexibility to serve markets with differing capacity demands. The Embraer regional jet program requires less significant pre-delivery payments than the Boeing 717 program but will require long-term financing on or after delivery. The Company believes long-term financing will be difficult to obtain given current industry conditions and Company financial results, and is in discussions with Embraer to further defer the deliveries of these aircraft.

Labor Relations - In June 2001, Midwest Connect began negotiating with its pilots that are represented by the Air Line Pilots Association ("ALPA"), a collective bargaining labor union. The Midwest Connect pilots' contract became amendable in January 2002. The Company and ALPA are currently in negotiations for a new contract. In July 2002, the Company and ALPA jointly filed for mediation services from the National Mediation Board. The Company is currently in discussions with its labor unions regarding cost concessions as part of the internal restructuring initiative. See further discussion above in the Business Environment section.

New Accounting Pronouncements - In June 2002, the FASB-issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. The Company plans to adopt SFAS No. 146 on January 1, 2003. The Company has not completed its assessment of the impact of SFAS No. 146 on its consolidated financial statements, but does not expect it to have a material impact on future financial statements or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS No. 123. SFAS No. 148 does not require transition to SFAS No. 123. SFAS 148 amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether the accounting for stock-based compensation is by the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company is currently reviewing SFAS No. 148's impact on future financial statements or results of operations. The Company does not anticipate adopting the direct expense method of accounting for stock-based compensation, and is planning to continue using the disclosure method.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on future financial statements or results of operations.

Insurance - Due to the events of September 11, 2001, aviation insurance carriers have significantly increased the premiums for aviation insurance, as well as hull and war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. The Company has received an extension of this war-risk liability insurance through April 15, 2003. The Company expects to receive 60-day extensions of this coverage through August 31, 2003.

Commercial air carriers are required by the Department of Transportation to obtain appropriate aviation insurance coverage. The effects of September 11 insurance losses, additional terrorist attacks or other unanticipated events could result in aviation insurers further increasing their premiums, or a future shortage of available aviation insurance. Significant increases in insurance premiums or a shortage of available insurance could result in the curtailment or discontinuation of scheduled service.

Security Changes - By December 31, 2002, the Transportation Security Administration ("TSA") required airlines to implement changes to baggage screening and positive bag match at all airports. The full impact of these changes on the Company's passengers is not currently known, but may lead to increased processing time for traveling passengers. The full impact on the Company's revenue and costs is also unknown at this time.

Currently, Midwest Airlines offers conventional passenger check-in options that include ticket counter and skycap service (for bag check-in only). As of December 2002, passengers who do not check their luggage can no longer check in at the gate. Although gate check-in helped reduce ticket counter lines, TSA eliminated this option to simplify passenger screening at the security checkpoint. All passengers are now required to obtain a boarding pass prior to entering the security checkpoint.

Effective December 2002, TSA required 100% baggage screening. Due to the size and location of the screening equipment, the baggage-screening requirement has decreased the amount of space available for passenger lines at the ticket counter. At the same time, passenger lines in the same area have increased due to the boarding pass requirement. The Company has implemented a number of strategies to decrease passenger wait times, including a "boarding pass only" check-in space in the Milwaukee airport, and the kiosk and internet check-in options discussed below.

Self-service Kiosks - In February 2003, the Company set up three check-in kiosks at the Milwaukee airport. Passengers are able to obtain their boarding pass directly from the kiosk. It is expected this change will ease passenger congestion near the lower-level ticket counters. The Company expects to install kiosks in Kansas City, Washington National, New York La Guardia and Boston. Enhanced skycap service, including the issuance of boarding passes, will be implemented in Milwaukee, Kansas City, Washington National, Orlando and Dallas. These additional check-in options are also expected to expedite the passenger check-in process. The Company expects kiosk technology will make it possible to add check-in positions without increasing labor costs. In addition, the Company began offering internet check-in effective March 2003, which provides customers with an alternative method of obtaining their boarding passes.

Low-Fare Product - On February 26, 2003, the Company announced the launch of a low-fare product focusing on the leisure market. Service on this product is expected to be initiated in the third quarter 2003. It is expected that the low-fare product will complement the Company's existing premium (Midwest) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to offer a low-fare product was based upon extensive market research. The Company expects to initiate service with five MD-80 aircraft (currently part of the Midwest fleet) in a high density seating configuration that will seat 143-147 passengers in a three-by-two configuration in a single-class cabin. Pitch will average 33 inches, similar to Midwest Airlines and more than other low-fare carriers. The low-fare brand is expected to enhance the Company's competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expand to destinations that have not been economically viable to serve with the premium product, and serve some existing destinations more cost efficiently.

Suspension of Payments - On March 7, 2003, the Company disclosed that it suspended lease and debt payments associated with its DC-9, MD-80, 328JET and Beech 1900 aircraft until June 7, 2003. The suspension is intended to provide the Company the opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company suspended the payments without the assent of the lessors and other affected creditors, the suspension of payments will result in defaults under the terms of the applicable leases and debt obligations, and the suspension will also result in a default under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions, potentially resulting in an increase of the reserve under that agreement to 100% of the card processor's exposure and is likely to result in defaults of other contractual obligations. Such defaults give the other parties to these arrangements certain rights and remedies. Although the Company will negotiate as to the consequences of the defaults with the relevant parties, there is no assurance that the Company will be successful in those negotiations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures include commodity price risk (i.e. aircraft fuel prices) and interest rate risk. The Company's operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. Those options are recorded at their fair market value, and the changes in fair market value are recorded in the consolidated statement of operations in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." For 2002, aircraft fuel and oil and associated taxes (including the effect of any of the Company's options) represented 17.4% of the Company's total operating expenses. Based on the Company's fiscal 2003 fuel consumption estimate of 99 million gallons, a one-cent change in the average annual price per gallon of aircraft fuel would increase the Company's fuel expense by approximately $1.0 million. As of December 31, 2002, the Company had options in place for approximately 20% and 15% of its projected aircraft fuel purchases in the first and second quarters of 2003. As of March 13, 2003, no additional options had been placed for these or later periods.

Exposure to interest rate risk relates primarily to the Company's cash equivalents and short-term investment portfolios, and its interest expense from floating debt instruments. The risk associated with the Company's long-term debt is the potential increase in variable interest rates. As of December 31, 2002, the Company had approximately $5.5 million of short-and long-term debt that was subject to changes in interest rates. A 100 basis point change in interest rates would have an annual pre-tax financial impact of $0.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements
Page 38      Independent Auditors' Report
Page 39      Consolidated Statements of Operations
Page 40      Consolidated Balance Sheets
Page 41      Consolidated Statements of Cash Flows
Page 42      Consolidated Statements of Shareholders' Equity
Page 43      Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Midwest Express Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Midwest Express Holdings, Inc. and its subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Midwest Express Holdings, Inc. and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its methods of accounting for major airframe maintenance as well as frequent flyer revenue in 2000.

The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Deloitte & Touche LLP


Milwaukee, Wisconsin
March 7, 2003


                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

MIDWEST EXPRESS HOLDINGS, INC.
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                             2002                 2001                  2000
                                                                       ----------------     ----------------      ----------------
Operating revenues:
   Passenger service                                                    $      378,044       $      414,155        $      439,376
   Cargo                                                                         5,663                8,844                11,092
   Other                                                                        43,267               34,443                29,553
                                                                       ----------------     ----------------      ----------------
     Total operating revenues                                                  426,974              457,442               480,021
                                                                       ----------------     ----------------      ----------------

Operating expenses:
   Salaries, wages and benefits                                                156,656              167,300               151,667
   Aircraft fuel and oil                                                        78,681               86,957                93,709
   Commissions                                                                  18,465               23,582                25,406
   Dining services                                                              19,635               25,929                25,076
   Station rental, landing and other fees                                       37,653               36,426                34,897
   Aircraft maintenance materials and repairs                                   40,963               50,069                54,283
   Depreciation and amortization                                                21,165               20,945                17,006
   Aircraft rentals                                                             25,273               24,780                24,508
   Impairment loss                                                              29,911                8,839                     -
   Other                                                                        52,830               50,659                46,591
                                                                       ----------------     ----------------      ----------------
     Total operating expenses                                                  481,232              495,486               473,143
                                                                       ----------------     ----------------      ----------------
Operating (loss) income                                                        (54,258)             (38,044)                6,878
                                                                       ----------------     ----------------      ----------------

Other income (expense):
   Interest income                                                               1,233                1,044                 1,863
   Interest expense                                                             (2,951)              (2,984)                 (339)
   Other, net                                                                   39,741               16,304                  (113)
                                                                       ----------------     ----------------      ----------------
     Total other income                                                         38,023               14,364                 1,411
                                                                       ----------------     ----------------      ----------------

(Loss) Income before income tax (credit) provision and
   cumulative effect of accounting changes                                     (16,235)             (23,680)                8,289
(Credit) Provision for income taxes                                             (5,683)              (8,762)                3,062
                                                                       ----------------     ----------------      ----------------
(Loss) Income before cumulative effect of accounting changes                   (10,552)             (14,918)                5,227
Cumulative effect of accounting changes, net of applicable
   income taxes of $2,768                                                            -                    -                (4,713)
                                                                       ----------------     ----------------      ----------------

Net (Loss) Income                                                       $      (10,552)      $      (14,918)       $          514
                                                                       ================     ================      ================


(Loss) Income per common share - basic:
   (Loss) Income before cumulative effect of accounting changes         $        (0.72)      $        (1.08)       $         0.37
   Cumulative effect of accounting changes, net of applicable
     income taxes                                                                    -                    -                 (0.33)
                                                                       ----------------     ----------------      ----------------

Net (Loss) Income                                                       $        (0.72)      $        (1.08)       $         0.04
                                                                       ================     ================      ================

(Loss) Income per common share - diluted:
   (Loss) Income before cumulative effect of accounting changes         $        (0.72)      $        (1.08)       $         0.37
   Cumulative effect of accounting changes, net of applicable
     income taxes                                                                    -                    -                 (0.33)
                                                                       ----------------     ----------------      ----------------

Net (Loss) Income                                                       $        (0.72)      $        (1.08)       $         0.04
                                                                       ================     ================      ================


See notes to consolidated financial statements.

                                                   CONSOLIDATED BALANCE SHEETS
MIDWEST EXPRESS HOLDINGS, INC.
AS OF DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       ASSETS                                             2002               2001
                                                                                          ----               ----
Current assets:
   Cash and cash equivalents:
     Unrestricted                                                                   $       41,498      $       46,923
     Restricted                                                                             15,067                   -
                                                                                    ----------------    ----------------
      Total cash and cash equivalents                                                       56,565              46,923
   Accounts receivable, less allowance for
     doubtful accounts of $133 in 2002 and $149 in 2001                                     10,377              21,783
   Inventories                                                                               7,250               7,568
   Prepaid expenses:
     Commissions                                                                             1,691               2,128
     Other                                                                                   5,649               2,699
                                                                                    ----------------    ----------------
      Total prepaid expenses                                                                 7,340               4,827
   Deferred income taxes                                                                    10,013               9,392
                                                                                    ----------------    ----------------
      Total current assets                                                                  91,545              90,493
                                                                                    ----------------    ----------------
Property and equipment, net                                                                224,564             256,506
Landing slots and leasehold rights, less accumulated
     amortization of $3,642 in 2002 and $3,260 in 2001                                       3,108               3,490
Aircraft purchase deposits and pre-delivery progress payments                               52,362               3,500
Other assets, net                                                                            5,027               3,382
                                                                                    ----------------    ----------------
Total assets                                                                        $      376,606      $      357,371
                                                                                    ================    ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $        6,702      $       15,864
   Notes payable                                                                             5,500              38,000
   Current maturities of long-term debt                                                     18,194               2,013
   Air traffic liability                                                                    38,700              43,209
   Unearned revenue                                                                         23,870              12,603
   Accrued liabilities:
     Vacation pay                                                                            6,676               6,021
     Scheduled maintenance expense                                                           5,932               4,980
     frequent flyer awards                                                                   1,985               2,570
     Other                                                                                  29,175              26,612
                                                                                    ----------------    ----------------
Total current liabilities                                                                  136,734             151,872
                                                                                    ----------------    ----------------
Long-term debt                                                                              16,903              35,097
Long-term debt on pre-delivery progress payments                                            37,516                   -
Deferred income taxes                                                                       25,193              22,932
Noncurrent scheduled maintenance expense                                                     6,186               6,521
Accrued pension and other postretirement benefits                                           12,724              10,368
Deferred Frequent flyer partner revenue                                                      8,085               8,215
Other noncurrent liabilities                                                                 8,138               7,630
                                                                                    ----------------    ----------------
Total liabilities                                                                          251,479             242,635
                                                                                    ----------------    ----------------

Commitments and contingencies (Notes 2, 5 and 10) Shareholders' equity:
   Preferred stock, without par value; 5,000,000 shares authorized,
     no shares issued and outstanding                                                            -                   -
   Common stock, $.01 par value; 25,000,000 shares authorized,
     16,224,531 shares issued in 2002 and 14,549,531 shares issued in 2001                     162                 145
   Additional paid-in capital                                                               32,177              11,702
   Treasury stock, at cost; 712,682 shares in 2002 and 718,056 shares in 2001              (15,644)            (15,706)
   Retained earnings                                                                       108,043             118,595
   Cumulative other comprehensive income                                                       389                   -
                                                                                    ----------------    ----------------
Total shareholders' equity                                                                 125,127             114,736
                                                                                    ----------------    ----------------
Total liabilities and shareholders' equity                                          $      376,606      $      357,371
                                                                                    ================    ================

See notes to consolidated financial statements.


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

MIDWEST EXPRESS HOLDINGS, INC.
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS)
                                                                         2002            2001             2000
                                                                    -------------  --------------   --------------
Operating activities:
   Net (loss) income                                                $   (10,552)    $    (14,918)    $        514
   Items not involving the use of cash:
     Impairment loss                                                      29,911           8,839                -
     Depreciation and amortization                                        21,165          20,945           17,006
     Deferred income taxes                                                 1,640           1,197            2,747
     Cumulative effect of accounting changes, net                              -               -            4,713
     Other, net                                                           (9,789)          4,059            5,674

   Changes in operating assets and liabilities:
     Accounts receivable                                                   9,906          (3,777)          (2,845)
     Inventories                                                             318             420             (718)
     Prepaid expenses                                                     (2,124)            270             (452)
     Accounts payable                                                    (10,462)          9,648            1,420
     Deferred frequent flyer partner revenue                                (130)            698            1,151
     Accrued liabilities                                                   2,439          (5,942)           3,811
     Unearned revenue                                                     11,267           1,800           10,234
     Air traffic liability                                                (4,509)           (428)            (337)
                                                                    -------------  --------------   --------------
   Net cash provided by operating activities                              39,080          22,811           42,918
                                                                    -------------  --------------   --------------

Investing activities:
     Capital expenditures                                                 (6,744)        (58,171)         (56,209)
     Aircraft purchase deposits and pre-delivery progress payments       (47,997)         (1,600)             100
     Proceeds from sale of property and equipment                          1,626           1,745              243
     Other, net                                                           (2,166)           (549)            (410)
                                                                    -------------  --------------   --------------
   Net cash used in investing activities                                 (55,281)        (58,575)         (56,276)
                                                                    -------------  --------------   --------------

Financing activities:
      Funding of pre-delivery progress payments                           36,938               -                -
      Funds received from private equity placement                        20,470               -                -
      Proceeds from aircraft financing                                         -          35,080                -
      Proceeds from debt issuance                                              -          18,000           20,000
      Proceeds from sale and leaseback transactions                            -          10,500                -
      Purchase of treasury stock                                               -               -           (5,982)
      Payment on note payable                                            (32,500)              -                -
      Other, net                                                             935           3,404           (1,006)
                                                                    -------------  --------------   --------------
     Net cash provided by financing activities                            25,843          66,984           13,012
                                                                    -------------  --------------   --------------

Net increase (decrease) in cash and cash equivalents                       9,642          31,220             (346)
Cash and cash equivalents, beginning of period                            46,923          15,703           16,049
                                                                    -------------  --------------   --------------
Cash and cash equivalents, end of period                            $     56,565    $     46,923     $     15,703
                                                                    =============  ==============   ==============

   Supplemental cash flow information:
     Cash (received) paid for:
      Income taxes*                                                 $     (9,933)   $     (8,608)    $      2,294
      Interest                                                      $      3,268    $      2,692     $        259

   Supplemental schedule of investing activities:
     Accrued capital expenditures                                   $      2,014    $        637     $      1,034
     Spare parts credit                                             $      1,500    $      2,156     $          -

* Included in taxes paid are amounts paid to Kimberly-Clark in accordance with the Tax Agreement totaling $0 in 2002,
$1,689 in 2001 and $1,866 in 2000.




See notes to consolidated financial statements.


                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



MIDWEST EXPRESS HOLDINGS, INC.
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS)

                                                                                                         Cumulative
                                                       Common      Additional                               Other       Total
                                                     Stock, $.01    Paid-In     Treasury     Retained   Comprehensive Shareholders'
                                                      par value     Capital       Stock      Earnings       Income      Equity
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Balances at December 31, 1999                          $   145      $ 11,147    $ (10,752)   $ 132,999       $  -     $ 133,539
   Net income                                                -             -            -          514          -           514
   Purchase of 276,290 shares of treasury stock              -             -       (5,982)           -          -        (5,982)
   Issuance of common stock upon exercise of
     stock options and related tax benefits                  -           324          667            -          -           991
   Other                                                     -           138           76            -          -           214
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balances at December 31, 2000                              145        11,609      (15,991)     133,513          -       129,276
   Net loss                                                  -             -            -      (14,918)         -       (14,918)
   Issuance of common stock upon exercise of
     stock options and related tax benefits                  -            23          182            -          -           205
   Other                                                     -            70          103            -          -           173
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balances at December 31, 2001                              145        11,702      (15,706)     118,595          -       114,736
   Comprehensive loss:
     Net loss                                               -             -            -       (10,552)         -       (10,552)
     Other comprehensive income (net of taxes of $299)      -             -            -             -        389           389
                                                                                                                      ---------
   Total comprehensive loss                                 -             -            -             -          -       (10,163)

   Issuance of 1,675,000 shares of common stock
     for private equity placement                          17        20,453            -             -          -        20,470
   Other                                                    -            22           62             -          -            84
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balances at December 31, 2002                          $  162      $ 32,177     $(15,644)    $ 108,043     $  389     $ 125,127
                                                     ===========  ===========  ===========  ===========  ===========  ===========




See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         MIDWEST EXPRESS HOLDINGS, INC.
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Note 1. Basis of Presentation and business

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of Midwest Express Holdings, Inc. (the "Company") and its subsidiary, which is wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
--------------------
Midwest Airlines, Inc. ("Midwest"), a wholly owned subsidiary of the Company, is a U.S. air carrier providing scheduled passenger service to destinations in the United States. Midwest also provides aircraft charter, air cargo and other airline services. In May 1994, Midwest established Omaha, Nebraska as its first base of operations outside of Milwaukee, and currently provides nonstop jet service between Omaha and selected destinations. In September 2000, Midwest established Kansas City, Missouri as its third base of operations and currently provides nonstop jet service between Kansas City and selected destinations. Skyway Airlines, Inc., ("Midwest Connect") provides regional scheduled passenger service to cities primarily in the Midwest. Midwest Connect is a wholly owned subsidiary of Midwest.

Adoption of New Names and Corporate Symbol
------------------------------------------
Effective March 1, 2003, Midwest Airlines, Inc. became the corporate name for Midwest, replacing Midwest Express Airlines, Inc. In addition, Skyway Airlines, Inc. d/b/a Midwest Connect became the corporate name for the regional carrier, replacing Astral Aviation, Inc. The Company's market research showed substantial lost income outside core markets due to the word "Express" in the corporate name, which potential customers may associate with a small airline. Additionally, research showed that many travelers did not understand the connection between Midwest and Midwest Connect. The planned acquisitions of 25 new Boeing 717 aircraft and 20 Embraer regional jets provide an opportune time to make these name changes in a cost-efficient manner as the new aircraft will arrive from the manufacturers bearing the updated liveries with the new name and logo. The Company plans to implement the changes over the next five years.


NOTE 2. SEPTEMBER 11, 2001 IMPACT

As a result of the unprecedented financial losses that all airlines incurred due to the September 11, 2001 terrorist attacks, the President signed into law the Air Transportation Safety and System Stabilization Act on September 22, 2001. This Act provided financial support to air carriers for direct and incremental losses incurred as a result of September 11. Support was provided in the form of a $5.0 billion grant ($4.5 billion for passenger carriers and $0.5 billion for cargo carriers), $10.0 billion in loan guarantees, assistance with increased insurance costs and delayed federal excise tax payments. The grant provided assistance with direct losses incurred as a result of the September 11 air transportation system shutdown and the continuing incremental losses incurred through December 31, 2001. Loan guarantees were extended to air carriers that were unable to obtain the same credit that was available to them prior to September 11. Insurance assistance is being provided to mitigate the effects of reduced insurance coverage and significantly increased premiums.

The Company was severely impacted by the events of September 11. Following the attacks, the air transportation system was temporarily shut down, resulting in the cancellation of more than 1,000 Midwest and Midwest Connect flights. The Company estimates that the events of September 11 negatively impacted 2001 operating income by $18.0 million (lost revenue from canceled flights, lower load factors and revenue yield on flights operated, and costs incurred during and after the temporary shutdown).

The Company recognized non-operating income of $16.3 million in 2001 and $0.3 million in 2002 associated with amounts claimed under the Air Transportation Safety and System Stabilization Act. Of the amount claimed, the Company received $13.9 million as of December 31, 2001 and $2.7 million in 2002. The 2002 amount received includes the $0.3 million recognized in 2002. Total incurred losses were in excess of the amounts recorded.

Because revenue will remain depressed for an unknown length of time, the Company has taken a number of initiatives to reduce costs. These initiatives are discussed in detail in Note 18.


NOTE 3. ACCOUNTING POLICIES

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America. Significant policies followed are described below.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. They are carried at cost, which approximates market. Restricted cash pertains to cash that is due the Company for advance credit card ticket purchases, which under the terms of the agreement with the credit card processor is held by the credit card processor until travel takes place.

Inventories
-----------
Inventories consist primarily of aircraft maintenance parts, maintenance supplies and fuel stated at the lower of cost on the first-in, first-out (FIFO) method (for Midwest), average cost (for Midwest Connect) or market, and are expensed when used in operations.

Property and Equipment
----------------------
Property and equipment are stated at cost and are depreciated on the straight-line method applied to each unit of property for financial reporting purposes and by use of accelerated methods for income tax purposes. Aircraft are depreciated to estimated residual values, and any gain or loss on disposal is reflected in income.

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

Other Assets
------------
Airport takeoff and landing slots have historically appreciated in value, and are occasionally traded, sold or leased among airlines. The cost of takeoff and landing slots is amortized on the straight-line method consistent with industry practice. The cost of airport leasehold rights is amortized on the straight-line method over the term of the lease. The cost of capitalized software is amortized on the straight-line method over five years or less.

Impairment of Long-Lived Assets
-------------------------------
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount and fair market value. During the second quarter 2001, the Company decided to accelerate the retirement of eight Midwest DC-9-10 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, resulting in impairment as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 became effective for the Company on January 1, 2002, and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. In addition, SFAS No. 144 allows the analysis to be applied to a group of assets. For long-lived assets to be abandoned, the remaining depreciable life of the long-lived asset may need to be revised. For long-lived assets to be sold, SFAS No. 144 clarifies the classification of the long-lived asset and the criteria for such treatment.

During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than the carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002 the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss recorded by Midwest, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

The Federal Aviation Administration has designated John F. Kennedy International Airport ("Kennedy") and La Guardia Airport ("La Guardia") in New York, O'Hare International Airport ("O'Hare") in Chicago and Ronald Reagan Washington National Airport ("Washington National") in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at these airports. In April 2000, legislation was signed eliminating slot restrictions in 2001 at O'Hare and in 2007 at La Guardia and Kennedy. The Company operates slots at La Guardia and Reagan National. As a result of the passage of this legislation, the Company adjusted the book life of its La Guardia slots in 2000. The effect of the adjustment on the asset was immaterial.

Revenue Recognition
-------------------
Passenger revenue, related commissions, if any, and cargo revenues are recognized in the period when the service is provided. A portion of the revenue from the sale of frequent flyer miles is deferred and recognized straight line over 32 months. Contract maintenance revenue is recognized when work is completed and invoiced. The estimated liability for sold, but unused, tickets is included in current liabilities as air traffic liability. The amount of commissions associated with unearned revenue is included in current assets as prepaid commissions.

Advertising Expense
-------------------
Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $7.6 million, $6.9 million and $6.9 million, respectively.

Concentrations of Risk
----------------------
Certain of the Company's employees are covered under various collective bargaining agreements. The Midwest Connect pilots' contract became amenable in January 2002. The Company and ALPA are currently in negotiations for a new contract. The Midwest pilots' contract expires in February 2005. The Midwest flight attendants' contract expires in 2006. These contracts represent 7.1%, 12.6%, and 13.7% respectively, of the Company's employees at December 31, 2002.

Fair Value of Financial Instruments
-----------------------------------
The Company believes the carrying value of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and long-term debt) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate. The carrying value of derivative instruments has been marked to market based on the fair value of similar instruments as of the balance sheet date.

Maintenance and Repair Costs
----------------------------
Routine maintenance and repair costs for owned and leased aircraft are charged to expense when incurred. Effective January 1, 2000, Midwest changed its accounting policy associated with major maintenance on airframes in conjunction with its efforts to divide major maintenance events into smaller, more frequent events; as a result, Midwest expenses airframe maintenance costs as they are incurred. In the past, major airframe costs were either 1.) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or 2.) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Costs associated with major maintenance on certain Midwest aircraft engines will continue to use the deferral or accrual method. The actual maintenance and repair costs to be incurred could differ from Midwest's estimates. Midwest Connect accrues for major airframe maintenance events for the jet fleet by flight hour on a monthly basis. Airframe maintenance events for the Midwest Connect turboprop fleet are expensed as incurred.

In June 2001, Midwest entered into a contract with FiatAvio S.p.A to provide all major maintenance for MD-80 aircraft engines. This agreement allows Midwest to expense engine maintenance based on a fixed flight hour rate that covers all scheduled and certain unscheduled maintenance events. This contract is expected to provide long-term stabilization of engine operations costs on the MD-80 fleet. Midwest Connect has fixed flight hour rate agreements on both of its engine types.

Frequent Flyer Program
----------------------
Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 provides guidance on the application of generally accepted accounting principles to revenue recognition in financial statements. Prior to the issuance of SAB 101, the Company recognized all revenue from frequent flyer miles sold to partners, net of the incremental cost of providing future air travel, when the mileage was sold, which was consistent with most major airlines. Beginning January 1, 2000, as a result of adopting SAB 101, the Company changed its method used to account for the sale of frequent flyer mileage credits to participating partners such as credit card companies, hotels and car rental agencies. Under the new accounting method, a portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized straight-line over 32 months. The Company believes the method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with miles earned by travel under the Company's frequent flyer program is accrued based on estimated redemption percentages applied to actual mileage recorded in members' accounts. The ultimate cost will depend on the actual redemption of frequent flyer miles and may be greater or less than amounts accrued at December 31, 2002.

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------
The costs of health care and life insurance benefit plans for retired employees are accrued over the working lives of employees in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Income Taxes
------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes ("SFAS 109")." SFAS No. 109 requires that deferred income taxes be determined under the asset and liability method. Deferred income taxes have been recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to differences between the financial reporting and the tax bases of assets and liabilities.

Leases
------
Rental obligations under operating leases for aircraft, facilities and equipment are charged to expense on the straight-line method over the term of the lease.

Derivative Instruments and Hedging Activities
---------------------------------------------
The Company utilizes option contracts to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At December 31, 2002, the Company had options in place to hedge approximately 20% and 15% of its projected fuel purchases in the first quarter and second quarter of 2003, respectively. These contracts expire at various dates through June 30, 2003. At December 31, 2002, the options were valued at $1.0 million and are included in other prepaid expense in the consolidated balance sheet. The value of the options is determined using estimates of fair market value provided by the institutions that wrote the options.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. As of December 31, 2002, the Company had $0.4 million in unrealized gains, net of tax, in other comprehensive income related to hedges of anticipated jet fuel purchases in the first and second quarters of 2003. In addition, the Company reclassified $1.5 million to the income statement in 2002 as an offset to fuel expense when the hedges expired. Comprehensive income was $0.4 million and $0 for the years ended December 31, 2002 and 2001, respectively.

Stock Options
-------------
As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options issued to employees.

Use of Estimates
----------------

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

New Accounting Pronouncements
-----------------------------
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. The Company has not completed its assessment of the impact of SFAS No. 146 on its consolidated financial statements, but does not expect it to have a material impact on future financial statements or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS No. 123. SFAS No. 148 does not require transition to SFAS No. 123. SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether the accounting for stock-based compensation is by the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company is currently reviewing SFAS No. 148's impact on future financial statements or results of operations. The Company does not anticipate, however, adopting the direct expense method of accounting for stock-based compensation, instead electing to remain with the disclosure method.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on future financial statements or results of operations.


NOTE 4. PROPERTY AND EQUIPMENT

As of December 31, 2002 and 2001, property and equipment consisted of the following (in thousands):

                                         2002            2001
                                         ----            ----
Flight equipment                    $ 284,027       $ 306,241
Other equipment                        15,381          15,446
Buildings and improvements             25,534          25,473
Office furniture and equipment         18,971          18,587
Construction in progress               17,080          16,062
                                       ------          ------
                                      360,993         381,809
                                                      -------
Less accumulated depreciation        (136,429)       (125,303)
                                     ---------       ---------
Property and equipment, net         $ 224,564       $ 256,506
                                    =========       =========

The Company has recorded capitalized interest of $865,000 for the year ended December 31, 2002.


NOTE 5. LEASES

The Company leases aircraft, terminal space, office space and warehouse space. Future minimum lease payments required under operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 were as follows (in thousands):

               Year ended December 31,
               2003                                 $27,127
               2004                                  27,121
               2005                                  25,257
               2006                                  24,292
               2007                                  23,818
               2008 and thereafter                  101,134


As of December 31, 2002, Midwest had 14 jet aircraft in service financed by operating leases. These leases have expiration dates ranging from 2004 through 2011 and can generally be renewed, based on the fair market value at the end of the lease term, for one to three years. All of the leases include purchase options at or near the end of the lease term at fair market value, but generally not in excess of the lessor's defined cost of the aircraft.

As of December 31, 2002, Midwest Connect's 15 turboprop aircraft were financed under operating leases with initial lease terms of five to 12 years, and expiration dates ranging from 2004 through 2008. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

In the fourth quarter 1999, the Company entered into lease agreements to finance the acquisition of five Fairchild 328JETs. The leases run for a term of 16.5 years, with expiration of all leases occurring in 2016. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

On April 23, 2001, the Company completed a $6.3 million financing of a new maintenance facility for Midwest Connect located at General Mitchell International Airport. Occupancy of the new maintenance facility began in February 1, 2002. The facility is financed by 32-year, tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility. The bonds are secured by a letter of credit, pursuant to the Company's bank credit facility. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

In October 1998, Midwest moved into a newly constructed maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport. To finance the $7.9 million project, the City of Milwaukee issued variable-rate demand industrial development revenue bonds. The Company's variable rent payments are based on the current interest rate of the City of Milwaukee's outstanding tax-exempt bonds over the 32-year lease term. The bonds are secured by a letter of credit, pursuant to the Company's bank credit facility.

Rent expense for all operating leases, excluding landing fees, was $40,723,000, $39,021,000 and $38,259,000 for 2002, 2001 and 2000, respectively.


NOTE 6. FINANCING AGREEMENTS

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the Company has a bank credit facility, the amount of which declines in tranches from $25.0 million in October 2002 to $18.5 million in mid-April 2003, compared with $45 million in availability prior to amending the credit agreement. At December 31, 2002, the credit facility was $22.5 million; as of February 28, 2003, the credit facility was $19.5 million. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The fees and borrowing costs under the amended credit agreement are higher than they were prior to October 7, 2002. The interest rate on borrowings under the facility is Prime plus 50 basis points.

The credit agreement requires monthly compliance with certain financial covenants. Primarily due to increasing fuel prices, the Company did not meet the financial covenants as of January 31, 2003 and obtained a waiver of the covenant default. The Company did not meet the financial covenants as of February 28, 2003. In addition, the Company's action to suspend payments to lessors and certain other creditors announced March 7, 2003, will result in a default under the terms of the credit agreement. The Company is in discussions with the banks to attempt to resolve the situation. The Company anticipates that the banks will provide a waiver of the defaults. There is no assurance that the Company will be successful in those negotiations.

As of December 31, 2002, the Company had borrowings under the facility totaling $5.5 million. In addition, the Company had letters of credit totaling approximately $15.9 million outstanding under the credit facility, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., "restricted cash"). As a result of this amendment, the credit card processor has retained cash representing 75 percent of the credit card processor's risk exposure (determined on a daily basis), or $14.5 million of the $15.1 million of restricted cash as of December 31, 2002. The 75 percent level is the maximum that the credit card processor may withhold unless a specified triggering event occurs under the credit card processing agreement, at which time the credit card processor may increase the reserve to 100 percent of its risk exposure. The triggering events include failure of the Company to meet certain liquidity or leverage-type covenants, breaches of the Company's obligations under the card processing agreement, default under the bank credit facility and certain defaults of other indebtedness of the Company. The Company met all required credit card processing agreement covenants during 2002. The Company did not meet the financial covenants for January or February 2003. In addition, the Company's action to suspend payments to lessors and certain other creditors announced March 7, 2003, will result in a default under the terms of the credit card processing agreement. The Company obtained a waiver from the card processor for the January 2003 financial covenant defaults, and the Company is in discussions with the credit card processor to attempt to resolve the current situation. There is no assurance that the Company will be successful in those negotiations.. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft and by a third priority lien on the Company's headquarters facility. It is likely, if current industry conditions persist, that other credit card processors may require a holdback as well.

The Company offers the Midwest Airlines MasterCard program. During the year, the Company transitioned the program from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company essentially generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards. In early fourth quarter 2002, Juniper Bank paid the Company $20.0 million in accordance with the agreement between the parties. In essence, this payment is in part the payment of a minimum amount due for the period from July 1, 2002 to the date of the payment and in part the prepayment of a minimum amount due for the period from the date of payment through June 30, 2003. Because the amounts that the Company will ultimately receive from Juniper Bank under the agreement over its term will vary depending on actual results over the term of the agreement, the Company is recognizing revenue under the agreement (subject to the Company's revenue recognition policies for frequent flyer miles) based on actual credit card purchase and mileage credit activity rather than on the receipt of these or similar cash payments that the agreement may obligate Juniper Bank to make. Accordingly, the Company is reflecting a liability on its balance sheet based on the amount by which the cash the Company has received under the agreement exceeds the revenue the Company has recognized under the agreement.

Three 328JETs were debt-financed in 2001, each for a period up to 32 months at fixed interest rates ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. The Company will attempt to refinance these 328JET regional jets for longer terms when the initial financing comes due in August and November 2003 for two jets, and in January 2004 for the third. In June 2001, one MD-80 series aircraft was debt-financed for $8.1 million over seven years at a fixed interest rate of 7.39%. Future maturities of long-term debt on these aircraft for the next five years are as follows (in thousands):

               Year ended December 31,
               2003                                 $ 17,961
               2004                                    8,685
               2005                                      774
               2006                                      833
               2007                                      897
               2008 and thereafter                     3,275

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

               Year ended December 31,
               2003                                  $ 233
               2004                                    253
               2005                                    274
               2006                                    298
               2007                                    323
               2008 and thereafter                   1,291

Substantially all of the Company's property and equipment are pledged as collateral for the above financing arrangements.

In the second quarter 2002, the Company entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. The Company obtained the loan from Kreditanstalt fur Wiederaufbau Bank ("KfW") with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG ("Rolls-Royce"). Rolls-Royce agreed to guarantee this loan agreement on behalf of the Company. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing, against which the Company has borrowed $37.5 million as of December 31, 2002. Under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each delivery date BCC will acquire and pay for the aircraft delivered, including interest accrued on the debt owed KfW, and then lease the aircraft to the Company. At that time, BCC will reimburse the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company originally funded such payments through KfW, the Company will use the amounts reimbursed to repay the related debt to KfW. Interest will accrue from the date of borrowing to the aircraft delivery date, and be included in the final purchase price. The interest on borrowings under the agreement is LIBOR plus 200 basis points or 3.65% at December 31, 2002. This debt has been classified as long-term in the accompanying consolidated balance sheet.


NOTE 7. NET (LOSS) INCOME PER SHARE

Reconciliations of the numerator and denominator of the basic and diluted net
(loss) income per share computations are summarized as follows (in thousands, except per share amounts):

                                                           2002              2001             2000
                                                           ----              ----             ----
  Net (Loss) Income Per Share - Basic:
  (Loss) income before cumulative effect
    of accounting changes                               $ (10,552)        $ (14,918)        $  5,227
  Cumulative effect of accounting
    changes, net                                                -                 -           (4,713)
                                                        ---------         ---------         --------
  Net (loss) income (numerator)                         $ (10,552)        $ (14,918)        $    514
                                                        =========          ========         ========
  Weighted average shares outstanding
    (denominator)                                          14,734            13,829           13,947
                                                        =========          ========         ========
  Net (loss) income per share - basic                   $   (0.72)        $   (1.08)        $   0.04
                                                        =========          ========         ========

  Net (Loss) Income Per Share - Diluted:
  (Loss) income before cumulative effect
     of accounting changes                              $ (10,552)        $ (14,918)        $  5,227
  Cumulative effect of accounting
    changes, net                                                -                 -           (4,713)
                                                        ---------         ---------         --------
  Net (loss) income (numerator)                         $ (10,552)        $ (14,918)        $    514
                                                        =========          ========         ========
  Weighted average shares outstanding                      14,734            13,829           13,947
  Effect of dilutive securities:
  Stock options (1)                                             -                 -              109
  Shares issuable under the 1995 Stock Plan
    for Outside Directors (2)                                   -                 -               11
                                                        ---------         ---------         --------
  Weighted average shares outstanding
    assuming dilution (denominator)                        14,734            13,829           14,067
                                                        =========          ========         ========
  Net (loss) income per share - diluted                 $   (0.72)         $  (1.08)        $   0.04
                                                        =========          ========         ========

(1)  Stock options outstanding under the 1995 Stock Option Plan of 30 and 45, respectively, were excluded from the 2002 and 2001 calculation as their effect was anti-dilutive.
(2)  Shares issuable under the 1995 Stock Plan for Outside Directors of 15 and 12, respectively, were excluded from the 2002 and 2001 calculation as their effect was anti-dilutive.


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

Under the Company's 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of common stock. An aggregate of 2,548,900 shares of common stock is reserved for issuance under the Plan, of which 621,244 shares are available for future grants at December 31, 2002. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Transactions with respect to the Plan have been adjusted to reflect the effect of the two stock splits and are summarized as follows:

                                                                     Weighted
                                                                      Average
                                                    Shares             Price
                                                    ------             -----
Options outstanding at December 31, 1999            921,225            22.02
  Granted                                           286,100            23.83
  Exercised                                         (61,850)           11.69
  Forfeited                                         (80,510)           28.30
                                                    -------
Options outstanding at December 31, 2000          1,064,965            22.63
  Granted                                           353,075            18.21
  Exercised                                         (15,750)           10.32
  Forfeited                                          (6,490)           25.93
                                                     ------
Options outstanding at December 31, 2001          1,395,800            21.63
  Granted                                           388,554            18.24
  Exercised                                               -                -
  Forfeited                                         (47,323)           24.24
                                                    -------
Options outstanding at December 31, 2002          1,737,031            20.80
                                                  =========

Options exercisable with their weighted average exercise price as of December 31, 2002, 2001 and 2000 were: 1,025,027 options at $22.08, 769,055 options at
$21.71 and 548,710 options at $18.83, respectively. Options exercisable at December 31, 2002 consisted of:


           Exercise Price             Number of Options
           --------------             -----------------
           $    8.00                      134,000
               12.18                        1,800
               14.00                       22,500
               14.84                        8,160
               15.14                       22,500
               15.43                        8,100
               15.65                        6,000
               15.82                          562
               15.98                        2,160
               16.11                      157,325
               17.19                        1,080
               17.28                       12,000
               18.28                        3,600
               19.28                       75,360
               19.51                          510
               21.84                        2,580
               23.66                        1,080
               24.25                        2,160
               24.50                      127,440
               25.00                        2,160
               25.94                        8,150
               26.78                        8,150
               29.22                      213,100
               30.28                        4,500
               30.52                      195,750
               31.00                        4,300
                                        ---------
                                        1,025,027
                                        =========

The following table summarizes information concerning options outstanding at December 31, 2002:

                                                 Weighted
                                                  Average         Weighted
                                                 Remaining         Average
                                   Number       Contractual        Exercise
  Range of Exercise Prices       Outstanding       Life             Price
  ------------------------       -----------       ----             -----
$5.00-$9.99                       143,000        3.2 years         $ 7.91
$10.00-$14.99                      55,700        6.2 years          14.21
$15.00-$19.99                     881,081        7.8 years          18.00
$20.00-$24.99                     219,700        7.1 years          24.44
$25.00-$29.99                     233,000        6.2 years          28.95
$30.00-$34.99                     204,550        5.2 years          30.52
                                  -------        ---------          -----
Options outstanding at
  December 31, 2002             1,737,031        6.7 years         $20.80
                                =========        =========         ======

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148. The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected for the stock option plan in the consolidated financial statements.

Had compensation costs for the Company's stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                             2002          2001          2000
                                             ----          ----          ----
  Net (loss) income:
    As reported                           $ (10,552)    $ (14,918)    $    514
  Deduct: Total stock-based employee         (2,150)       (1,968)      (1,896)
    compensation expense determined
    under fair value based methods,
    net of related tax effect
    Pro forma                             $ (12,702)    $ (16,886)    $ (1,382)
  Net (loss) income per share - basic:
    As reported                           $   (0.72)    $   (1.08)    $   0.04
    Pro forma                             $   (0.86)    $   (1.22)    $  (0.10)

  Net (loss) income per share - diluted:
    As reported                           $   (0.72)    $   (1.08)    $   0.04
    Pro forma                             $   (0.86)    $   (1.22)    $  (0.10)



For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                            2002      2001     2000
                            ----      ----     ----
  Expected volatility       40.0%     37.4%    32.2%
  Risk-free interest rate    3.4%      4.3%     5.0%
  Forfeiture rate            1.4%      1.5%     2.0%
  Dividend rate              0.0%      0.0%     0.0%
  Expected life in years     8.2       7.9      7.2

Based on these assumptions, the weighted average fair value of options granted in each of the last three years are: $9.32 in 2002, $9.14 in 2001 and $10.89 in 2000.


NOTE 9. INCOME TAXES

The (credit) provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                                         2002         2001        2000
                                         ----         ----        ----
 Current credit:
 Federal                               $ (7,323)    $ (10,063)   $ (2,506)

 State                                        0           104          53
                                       --------     ---------    --------
                                         (7,323)       (9,959)     (2,453)
                                       --------     ---------    --------
 Deferred provision:
 Federal                                  1,640         1,079       2,204
 State                                        0           118         543
                                       --------     ---------    --------
                                          1,640         1,197       2,747
                                       --------     ---------    --------
(Credit) provision for income taxes    $ (5,683)    $  (8,762)   $    294
                                       ========     =========    ========


A reconciliation of income taxes at the U.S. federal statutory tax rate to the effective tax rate follows:

                                             2002       2001       2000
                                             ----       ----       ----
(Credit) tax at statutory U.S. tax rates (35.0)% (35.0)% 35.0% State income taxes, net of federal
benefit                                      (2.0)      (3.8)       3.8
Valuation allowance                           2.0        4.6          -
Other, net                                      -       (2.8)      (2.4)
                                            -----       ----      -----
(Credit) provision for income taxes         (35.0)%    (37.0)%     36.4%
                                            =======    =======    ======


Deferred tax assets and liabilities resulting from temporary differences comprise the following (in thousands):

                                                  2002          2001
                                                  ----          ----
Current deferred income tax assets
 attributable to:
Frequent flyer                                $  5,291         $  5,319
Accrued liabilities                              2,621            2,403
Maintenance expense liability                    1,920            1,633
Other                                              181               37
                                              --------         --------
Net current deferred tax assets               $ 10,013         $  9,392
                                              ========         ========

Noncurrent deferred income tax (liabilities)
 assets attributable to:
Excess of tax over book depreciation          $(46,222)        $(38,343)
Maintenance expense liability                    2,289            2,413
Frequent flyer                                   2,992            3,039
Pension liability                                3,101            2,766
Net operating loss carryforwards                 5,475            4,393
AMT carryforwards                                5,000                -
Valuation allowance                             (2,675)          (2,000)
Other                                            4,847            4,800
                                              --------         --------
Net noncurrent deferred tax liabilities       $(25,193)        $(22,932)
                                              ========         ========

As of December 31, 2002, the Company has state net operating loss carryforwards of approximately $97 million, which will begin to expire in the year ending December 31, 2005. As of December 31, 2002, the Company has no federal net operating loss carryforwards. In 2002 and 2001, the Company recorded a valuation allowance on the state net operating loss carry forwards of $675,000 and $2.0 million, respectively, based on the Company's best estimates.

In connection with the Company's initial public offering in 1995 (the "Offering"), the Company, Midwest, Midwest Connect and Kimberly-Clark entered into a Tax Allocation and Separation Agreement ("Tax Agreement"). Pursuant to the Tax Agreement, the Company is treated for tax purposes as if it purchased all of Midwest's assets at the time of the Offering, and as a result, the tax bases of Midwest's assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. This additional basis is expected to result in increased income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company will pay to Kimberly-Clark the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit), as realized on a quarterly basis, calculated by comparing the Company's actual taxes to the taxes that it would have owed had the increase in basis not occurred. In the event of certain business combinations or other acquisitions involving the Company, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits or carryovers of businesses other than those historically conducted by Midwest or the Company. Except for the 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax bases of Midwest' assets. The effect of the retained 10% benefit is reflected in the consolidated financial statements as a reduction in the Company's provision for income taxes.


NOTE 10. COMMITMENTS AND CONTINGENCIES

In February 1997, Midwest agreed to pay $9.25 million over 15 years for the naming rights to the Midwest Express Center, an 800,000-square-foot convention center in Milwaukee that opened in July 1998. The Company announced that, effective March 1, 2003, Midwest Express Airlines will do business as "Midwest Airlines" and Skyway Airlines will do business as "Midwest Connect." Because of these changes, the Midwest Express Center has been renamed the Midwest Airlines Center. As of December 31, 2002, the Company had remaining cash payments on this commitment of $5.0 million.

In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under the amended purchase agreement, delivery of the aircraft began in February 2003 and continues into 2005 at a rate of one aircraft every month. The first Boeing 717 aircraft is expected to enter scheduled service in March 2003. These aircraft will be used to replace Midwest's DC-9 aircraft and expand service in existing and new markets. The purchase will significantly affect the Company's cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs and the lease payment expense) than the Company's DC-9 aircraft. Benefits of the Boeing 717 aircraft, which would not be fixed in amount, include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs, and higher revenues through potential increased demand for air travel due to the fact that the Company is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft.

In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. In August 2001, the parties signed a purchase agreement related to this order. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, the Company reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, the Company reached further agreement with Embraer in March 2002 to delay delivery of the first aircraft until January 2004. This delay will allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest fleet and provide additional time for the Company to evaluate financing alternatives. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Midwest Connect with flexibility to serve markets with differing capacity demands. The Company believes given current industry conditions and Company financial results, long-term financing will be difficult to obtain and is currently in discussions with Embraer to defer the deliveries of these aircraft.

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

NOTE 12. SETTLEMENT OF ARBITRATION

Midwest Connect currently operates 10 Fairchild 32-passenger 328JET regional jets. In September 2001, the Company settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the 428JET program. In the first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement. The previously disclosed anticipated gain of $46.0 million was reduced following Fairchild's filing of insolvency in 2002 due primarily to a decrease in the estimated fair market value of the two Fairchild 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement due to Fairchild's insolvency and does not expect to receive any additional Fairchild 328JET regional jets.

NOTE 13. RETIREMENT AND BENEFIT PLANS

Qualified Defined Benefit Plans
-------------------------------
In 2002 and 2001, Midwest had one qualified defined benefit plan: the Pilot's Supplemental Pension Plan. This plan provides retirement benefits to Midwest pilots represented by their collective bargaining agreement.

In 2000, there was an additional qualified defined benefit retirement plan ("Midwest Pension Plan") that provided benefits to substantially all employees. This plan was terminated on March 31, 2000 and replaced by a money purchase plan, a qualified defined contribution retirement plan that is currently providing retirement benefits to substantially all employees. The money purchase plan ("Retirement Account Plan") was adopted effective April 1, 2000. The benefits under the Midwest Pension Plan prior to March 31, 2000 were paid to employees in December 2000. Employees had the option to have the lump sum of the Midwest Pension Plan benefit transferred to the new Retirement Account Plan or to receive annuity payments.

Nonqualified Defined Benefit Plans
----------------------------------
Nonqualified defined benefit plans consist of an "Executive Supplemental Plan" and a "Pilots Nonqualified Supplemental Pension Plan." The Executive Supplemental Plan provides annuity benefits for salary in excess of IRS salary limits that could not be applied in the qualified Salaried Employees' Retirement Plan. The Executive Supplemental Plan was terminated as of March 31, 2000; however, benefits remain frozen in this account while the Company evaluates alternatives. The other Midwest nonqualified defined benefit plan is the Pilots' Nonqualified Supplemental Pension Plan. This plan provides Midwest pilots with annuity benefits for salary in excess of Internal Revenue Service (IRS) salary limits that cannot be covered by the qualified Pilots' Supplemental Pension Plan.

The following table sets forth the funded status of the plans as of December 31 (in thousands):

                                                        Midwest                     Midwest
                                                    Qualified Defined         Nonqualified Defined
                                                     Benefit Plans                Benefit Plans
                                                     -------------                -------------
                                                    2002         2001          2002          2001
                                                    ----         ----          ----          ----
Change in Benefit Obligation
Net benefit obligation at beginning of year       $  6,778     $ 4,680        $ 900         $ 856
Service cost                                           733         539            2             7
Interest cost                                          665         443           55            60
Plan amendments                                         80           -          (80)            -
Actuarial loss (gain)                                5,425       1,116           20           (23)
Benefits paid                                          (16)          -            -             -
                                                  --------     -------        -----         -----
Net benefit obligation at end of year             $ 13,665     $ 6,778        $ 897         $ 900
                                                  ========     =======        =====         =====

                                                        Midwest                     Midwest
                                                    Qualified Defined         Nonqualified Defined
                                                      Benefit Plans               Benefit Plans
                                                      -------------               -------------

                                                   2002          2001          2002          2001
                                                   ----          ----          ----          ----
Change in Plan Assets
Fair value of assets at beginning of year       $    545       $     -
Actual return on plan assets                         (29)            2
Employer contributions                             1,180           543
Gross benefits paid                                  (16)            -
                                                --------       -------
Fair value of plan assets at end of year        $  1,680       $   545
                                                ========       =======

Funded status at end of year                    $(11,985)      $(6,233)       $ (897)       $ (900)

Unrecognized net actuarial loss (gain)             6,543         1,133            12           (17)
Unrecognized prior service cost                    3,383         3,598           108           197
                                                --------       -------        ------        ------
Accrued benefit liability                       $ (2,059)      $(1,502)       $ (777)       $ (720)
                                                ========       =======        ======        ======

Weighted-average assumptions
Discount rate                                       6.75%         7.25%         6.75%         7.25%
Expected return on plan assets                      9.00%         9.00%
Rate of compensation increase                       5.44%         5.44%         5.44%         4.50%


The net periodic benefit cost of benefit pension plans for the years ending December 31, 2002, 2001 and 2000, respectively, includes the following (in thousands):

                                                              Midwest                         Midwest
                                                         Qualified Defined              Nonqualified Defined
                                                           Benefit Plans                  Benefit Plans
                                                           -------------                  -------------
                                                   2002       2001       2000       2002       2001         2000
                                                   ----       ----       ----       ----       ----         ----
Components of Net Periodic
  Benefit Cost
Service cost                                      $ 733      $ 539     $ 1,111      $  2       $  7        $  29
Interest cost                                       665        443       2,442        55         60          118
Expected return on assets                           (95)       (19)     (2,241)

Amortization of:
  Transition obligation                               -          -           6         -          -            1
  Prior service cost                                295        289         217         9         16           13
  Actuarial loss (gain)                             140          -           -        (9)        (7)          20
                                                -------    -------     -------      ----       ----        -----
Total net periodic benefit cost                 $ 1,738    $ 1,252     $ 1,535      $ 57       $ 76        $ 181

FAS 88 charges
  Curtailment (credit)                                -          -      (8,232)        -          -         (342)
  Settlement charge                                   -          -       8,237         -          -            -
                                                -------    -------     -------      ----       ----        -----
Total net periodic benefit cost                 $ 1,738    $ 1,252     $ 1,540      $ 57       $ 76        $(161)
                                                =======    =======     =======      ====       ====        =====



The Company offers severance arrangements to certain Midwest pilots. The liability under this plan at December 31, 2002 was $3,682,575.

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------
Midwest allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally non-contributory for current retirees, and are contributory for most future retirees.

The following table sets forth the status of the plans as of December 31, 2002 and 2001 respectively (in thousands):

                                                  2002        2001
                                                  ----        ----
Change in Benefit Obligation
Net benefit obligation at beginning of year    $ 5,889     $ 4,604
Service cost                                       662         573
Interest cost                                      497         389
Plan amendments                                   (521)          -
Actuarial loss                                   1,877         329
Gross benefits paid                                (23)         (6)
                                               -------     -------
Net benefit obligation at end of year          $ 8,381     $ 5,889
                                               =======     =======

Change in Plan Assets
Fair value of assets at beginning of year      $     -     $     -
Employer contributions                              23           6
Gross benefits paid                                (23)         (6)
                                               -------     -------
Fair value of plan assets at end of year       $     -     $     -
                                               =======     =======

Funded status at end of year                   $(8,381)    $(5,889)
Unrecognized net actuarial loss                  2,908       1,101
Unrecognized prior service cost (credit)          (491)          -
                                               -------     -------
Accrued benefit liability                      $(5,964)    $(4,788)
                                               =======     =======

Weighted-average assumptions
Discount rate                                     6.75%       7.25%
Rate of compensation increase                     4.38%       4.38%

The net periodic benefit cost of postretirement health care and life insurance benefits for the years ending December 31, 2002, 2001 and 2000, respectively includes the following (in thousands):

                                         2002         2001        2000
                                         ----         ----        ----
Components of Net Periodic
Benefit Cost
Service cost                            $ 662        $ 573       $ 443
Interest cost                             497          389         310
Prior service costs                       (30)           -           -
Actuarial loss                             70           10           7
                                       ------        -----       -----
Total net periodic benefit cost        $1,199        $ 972       $ 760
                                       ======        =====       =====

The preset limit on the Company's annual payment toward retiree healthcare has been reached; all costs above this preset cap are paid by retirees.

Qualified Defined Contribution Plans
------------------------------------
Midwest makes monthly contributions to substantially all employees' accounts under the Retirement Account Plan. Company contributions vary based on the age of the employee. In addition, under the new Retirement Account Plan, some employees who were participants in the Midwest Pension Plan on March 31, 2000 may receive additional transition benefits each year.

Company contributions under the Retirement Account Plan are limited to the extent required by tax provisions. To the extent contributions to the Retirement Account Plan are limited under tax law, any excess will be paid pursuant to supplemental retirement arrangements. The amounts expensed and reflected in the accompanying consolidated statements of operations were $4,495,000, $4,568,000, and $3,110,000 in 2002, 2001 and 2000, respectively.

The Company has two voluntary defined contribution investment plans covering substantially all employees. Under these plans, the Company matches a portion of an employee's contributions if certain thresholds are met. Amounts expensed and reflected in the accompanying consolidated statements of operations were $155,000, $2,012,000 and $2,437,000 in 2002, 2001 and 2000, respectively.
Effective October 1, 2001, Midwest temporarily suspended matching contributions to its 401(k) program following the events of September 11.

Profit Sharing Plans
--------------------
The Company has three profit sharing plans: an employee profit sharing plan for substantially all employees of Midwest, an employee profit sharing plan for substantially all employees of Midwest Connect, and an Annual Incentive Plan for key management employees. Company contributions for all plans are based primarily on achieving specified levels of profitability. The Company expensed $0, $0 and $75,000 under these plans during 2002, 2001 and 2000, respectively.


NOTE 14. SEGMENT REPORTING

Midwest and Midwest Connect constitute the two reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. No single customer accounted for more than 10% of revenue. The accounting policies of the reportable segments are the same as those described in Note 3.

As of December 31, 2002, Midwest offered jet service to 25 destinations throughout the United States by offering single-class, premium service at competitive coach fares. As of December 31, 2002, Midwest operated a fleet of 32 aircraft - 20 DC-9s, 10 MD-81/82s and two MD-88s.

Midwest Connect offers point-to-point service in select markets and increases traffic for Midwest by providing passengers with connecting service to jet flights. As of December 31, 2002, Midwest Connect operated a fleet of 15 Beech 1900D turboprop aircraft and 10 Fairchild 328JETs.

Revenue for passengers who travel on both carriers within a single itinerary is allocated to each entity based on a formula that is dependent on the fare type paid by the passenger. There were 182,095, 166,380 and 138,382 passengers in 2002, 2001 and 2000, respectively, under the aforementioned pricing agreement.

Although Midwest Connect is independent from an operational perspective, Midwest performs a number of services for Midwest Connect including, but not limited to, aircraft scheduling, pricing, reservations, yield management, advertising and fuel procurement. Midwest Connect is charged a marketing service fee for these services - 8.3%, 8.3% and 8.5% of the revenue for passengers who travel exclusively on Midwest Connect and approximately $1.16, $1.16 and $1.15 per passenger for passengers who connect between the carriers for the years ended December 31, 2002, 2001, and 2000, respectively. These service charges comprise a majority of the intercompany revenue and expense between the two segments.

Midwest also performs treasury functions for Midwest Connect, including centrally controlling cash. Midwest Connect earns interest income at market rates for any cash managed by Midwest. This interest income comprises the intercompany interest income and expense shown as eliminations in the following information. The total asset elimination consists primarily of the intercompany payable and receivable balances.

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

                                                             Midwest
2002                                          Midwest        Connect         Elimination      Consolidated
----                                          -------        -------         -----------      ------------
Operating revenues                            $359,374       $ 73,079        $ (5,479)         $426,974
Operating loss                                 (47,529)        (6,729)              -           (54,258)
Depreciation and amortization expense           17,312          3,853               -            21,165
Interest income                                  1,346              1            (114)            1,233
Interest expense                                 2,951            114            (114)            2,951
(Loss) income before income tax                (48,924)        32,689               -           (16,235)
(credit)
  provision
Income tax (credit) provision                  (17,124)        11,441               -            (5,683)
Total assets                                   324,121         68,470                           376,606
                                                                              (15,985)
Capital expenditures (including purchase
  deposits on flight equipment)                 53,614          1,127               -            54,741

                                                              Midwest
2001                                          Midwest         Connect       Elimination      Consolidated
----                                          -------         -------       -----------      ------------
Operating revenues                           $ 395,335       $  67,304       $ (5,197)         $457,442
Operating loss                                 (32,820)         (5,224)             -           (38,044)
Depreciation and amortization expense           18,221           2,724              -            20,945
Interest income                                  1,793               -           (749)            1,044
Interest expense                                 2,984             749           (749)            2,984
Loss before income tax credit                  (19,227)         (4,453)             -           (23,680)
Income tax credit                               (7,114)         (1,648)             -            (8,762)
Total assets                                   338,322          52,747        (33,698)          357,371

Capital expenditures (including purchase
  deposits on flight equipment)                 37,649          22,122              -            59,771

                                                              Midwest
2000                                          Midwest         Connect       Elimination      Consolidated
----                                          -------         -------       -----------      ------------
Operating revenues                            $425,125        $ 59,257       $ (4,361)        $ 480,021
Operating income (loss)                         10,860          (3,982)             -             6,878
Depreciation and amortization expense           15,661           1,345              -            17,006
Interest income                                  1,863             599           (599)            1,863
Interest expense                                   938               -           (599)              339
Income (loss) before income taxes and
  accounting change                             11,672          (3,383)             -             8,289
Provision (credit) for income taxes              4,319          (1,257)             -             3,062
Cumulative effect of accounting                 (4,713)              -              -            (4,713)
 changes, net
Total assets                                   282,452          24,291           (746)          305,997
Capital expenditures (including purchase
  deposits on flight equipment)                 42,156          13,953              -            56,109


NOTE 15. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

Effective January 1, 2000, the Company also changed its accounting policy associated with major maintenance on airframes in conjunction with the Company's efforts to divide major maintenance events into smaller, more frequent events; as a result, the Company expenses airframe maintenance costs as they are incurred. The cumulative effect of the change in accounting policy was $3.1 million (net of taxes of $1.8 million). In the past, major airframe costs were either 1.) accrued to expense on the basis of estimated future costs and estimated flight hours between major maintenance events, or 2.) capitalized when incurred and amortized on the basis of estimated flight hours until the next major maintenance event. Costs associated with major maintenance on aircraft engines will continue to use the deferral or accrual method.

NOTE 16. VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at       Additions
                                                   Beginning of     Charged to        Deductions from   Balance at End
                                                   Year             Expense           Reserve           of Year
                                                   --------------------------------------------------------------------
Allowance for doubtful accounts:
        Year ended December 31, 2002               $   149,000      $   141,000       $(157,000)        $   133,000
        Year ended December 31, 2001               $   226,000      $   133,000       $(210,000)        $   149,000
        Year ended December 31, 2000               $   166,000      $   127,000       $ (67,000)        $   226,000
Valuation allowance for deferred
   tax assets:
        Year ended December 31, 2002               $ 2,000,000      $   675,000       ------------      $ 2,675,000
       Year ended December 31, 2001                ------------     $ 2,000,000       ------------      $ 2,000,000


NOTE 17. QUARTERLY FINANCIAL SUMMARY (Unaudited)


(In Thousands, Except Per Share Data)
                                                                 Three Months Ended
2002                                          March 31        June 30      September 30      December 31
----                                          --------        -------      ------------      -----------
Operating revenues                            $104,022       $ 115,975       $103,899         $ 103,078
Operating expenses (1)                         136,689         114,053        117,264           113,226
Other income (expense), net (2)                 39,490              92            162                (3)
Operating (loss) income                        (32,667)          1,922        (13,365)          (10,148)
Income (loss) before income taxes                6,112           1,483        (13,633)          (10,197)
Provision (credit) for income taxes              2,263             548         (5,044)           (3,450)
Net income (loss)                                3,849             935         (8,589)           (6,747)
Income (loss) per share - basic:
Net income (loss)                                 0.28            0.07          (0.55)            (0.44)

Income (loss) per share - diluted:
Net income (loss)                                 0.28            0.07          (0.55)            (0.44)





2001                                          March 31        June 30      September 30      December 31
----                                          --------        -------      ------------      -----------
Operating revenues                            $118,929       $ 135,499      $ 109,091          $ 93,923
Operating expenses (1)                         129,111         140,219        121,615           104,541
Other income (expense), net (2)                    (11)            (11)         8,255             8,071
Operating loss                                 (10,182)         (4,720)       (12,524)          (10,618)
Loss before income taxes                       (10,412)         (5,089)        (4,863)           (3,316)
Income tax credit                               (3,852)         (1,883)        (1,799)           (1,228)
Net loss                                        (6,560)         (3,206)        (3,064)           (2,088)
Loss per share - basic:
Net loss                                         (0.47)          (0.23)         (0.22)            (0.15)

Loss per share - diluted:
Net loss                                         (0.47)          (0.23)         (0.22)            (0.15)



(1)  Operating expenses for the three-month period ended March 31, 2002 include an impairment loss of $29,911 related to the accelerated retirement of the Midwest DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. Operating expenses for the three-month period ended June 30, 2001 include an impairment loss of $8,839 related to accelerated retirement of eight Midwest DC-9-10 aircraft.
(2)  Other income (expense), net for the three-month period ended March 31, 2002 includes $39,500 associated with the Company's settlement of its arbitration with Fairchild Dornier GMbH over the cancellation of its 428 JET program. Other income (expense), net for the three-month periods ended September 30, 2001 and December 30, 2001 include $8,269 and $8,071, respectively, for amounts claimed under the Air Transportation Safety and System Stabilization Act for grant money received for losses related to the events of September 11.


NOTE 18. GOING CONCERN AND MANAGEMENT'S PLANS

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in 2001 and 2002, and existing industry conditions, including record high fuel prices, depressed business travel due to the stagnant economy, and the current threat of war, will likely cause the Company to incur an operating loss in 2003. In addition, the Company's liquidity position has deteriorated as a result of the losses and additional pressure applied by the Company's creditors to reduce its obligations.

On March 7, 2003 the Company suspended lease and debt payments associated with most of its aircraft until June 7, 2003. The suspension is intended to provide the Company the opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company has suspended payments without the assent of the lessors and other affected creditors, the suspension of payments will result in defaults under the terms of the applicable leases and debt obligations, and the suspension will result in a default under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions, potentially resulting in an increase of the reserve under that agreement to 100% of the card processor's exposure, and is likely to result in defaults under other contractual obligations. Such defaults give the other parties to these arrangements certain rights and remedies. While the Company will attempt to negotiate as to the consequences of the defaults with the relevant parties, there is no assurance that the Company will be successful in those negotiations.

The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flows to meet obligations on a timely basis, to negotiate new agreements with its aircraft lessors and debt providers, and to obtain additional financing should industry conditions not improve. Management is implementing a number of plans to help alleviate the situations above, as described below.

Management's Plan - The Company has implemented a number of actions to improve its profitability and liquidity position. On February 26, 2003, the Company announced the launch of a low-fare product focusing on the leisure market. Service on this product is expected to be launched in the third quarter 2003 with five existing MD-80 aircraft that will be converted to a high density seating configuration. This product is expected to enable the Company to serve high-volume leisure destinations more profitably.

The Company announced cost savings measures aimed at improving cash flow by more than $4 million per month. The Company will reduce its planned operating schedule by approximately 12% on April 1, eliminating unprofitable routes and reducing frequency where necessary. The Company will also temporarily reduce its inflight meal service to beverages and snacks, discontinue standard travel agency commissions to match the industry and implement additional service fees for changing nonrefundable tickets, similar to most other airlines. In addition, the Company will implement a 13% workforce reduction to align with the capacity reductions and reduce overhead costs. Remaining employees will receive temporary compensation reductions. The Company is also discussing cost concessions with its labor unions, aircraft lessors and other key vendors. Achieving the Company's target will require some level of success with all these measures, and there is no assurance that the Company will be successful in achieving its objectives.

The Company is also pursuing other alternatives to increase its short-term liquidity, including the sale of certain assets, support from government entities, and support from its key suppliers and debtors. There is no assurance that the Company will be successful in these plans.


NOTE 19. SUBSEQUENT EVENTS

On February 26, 2003, the Company announced strategic plans to position its operations for the future - including the launch of a low-fare product focusing on the leisure market; steps to address the decreased traffic, low revenue and record-high fuel prices challenging the airline industry; and a recommitment to its premium-service product, as evidenced by the arrival of the first of 25 new Boeing 717 aircraft. The internal restructuring is discussed in more detail in Note 18. The 717 program is discussed in more detail in Note 10.

The low-fare product will complement the Company's existing premium (Midwest) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to launch a low-fare product was based on extensive market research. Service is expected to be launched in third quarter 2003 with five MD-80 aircraft (currently part of the Midwest fleet) that will seat 143-147 passengers in a three-by-two seating configuration in a single-class cabin. Pitch will average 33 inches, similar to Midwest Airlines and more than other low-fare carriers. Onboard service will include beverages, packaged snacks and baked-onboard chocolate chip cookies. Expanding the existing product portfolio will allow the Company to enhance its competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expand to destinations that have not been economically viable to serve with the premium product, and serve some existing destinations more cost efficiently.

On March 7, 2003, the Company announced it was temporarily suspending aircraft lease and debt payments associated with DC-9, MD-80, 328JET and Beech 1900 aircraft through June 7, 2003. The suspension is intended to give the Company the opportunity to renegotiate terms and conditions of the leases and other financial obligations to bring them in line with market conditions and better reflect the reduced market values of the aircraft. See Note 18 for further discussion of the matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item, except for certain information on executive officers (which appears in Part I of this report), is incorporated herein by reference to pages 2 to 3 and page 17 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this item is set forth under the heading "Executive Compensation," incorporated herein by reference, to pages 8 through 11 (not including the subsection entitled "Board Compensation Report on Executive Compensation") of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item (other than the information required by Item 201(d) of Regulation S-K) is set forth under the heading "Stock Ownership of Management and Others," incorporated herein by reference to pages 6 and 7 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003.

The information with respect to Item 201(d) of Regulation S-K as of December 31, 2002, is as follows:

Equity Compensation Plan Information


                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be    Weighted-average exercise   future issuance under
                                issued upon exercise of       price of outstanding        equity compensation plans
                                outstanding options,          options, warrants and       (excluding securities
Plan category                   warrants and rights           rights                      reflected in column (a))(1)
                                (a)                           (b)                         (c)
Equity compensation
     plans approved by
     security holders           1,737,031                     $20.80                      621,244
Equity compensation
     plans not approved
     by security holders        N.A.                          N.A.                         56,250

Total                           1,737,031                     $20.80                      677,494


(1) 56,250 shares of Common Stock may be issued under the Midwest Express Holdings, Inc. Annual Incentive Plan (the "Incentive Plan"), which has not been approved by the Company's shareholders.

The Incentive Plan provides incentives to create additional shareholder value by establishing objectives that are deemed to be in the best long-range interests of the Company and then making annual payments of incentive awards to participants whose performance meaningfully contributed to the attainment of these objectives. Annual payments of incentive awards may be made in cash or Common Stock. Officers and other employees of the Company may participate, as determined by the administrator, which is the Company's Compensation Committee in the case of the officers and the Company's Chief Executive Officer in the case of the other employees. The Company's compensation committee may amend, interpret and construe the Incentive Plan. A total of 56,250 shares of Common Stock may be issued under the Incentive Plan, all of which remain, subject to appropriate adjustments in the event of stock dividends (other than a stock dividend declared in lieu of an ordinary cash dividend), spin-off, merger, consolidation, recapitalization, or split-up, combination or exchange of shares.

Under the Incentive Plan, "shareholder value added" is a dollar amount equal to the excess of net operating profit after tax over a calculated cost of the capital employed in the Company. The plan provides that "target awards" under the plan may focus on corporate shareholder value added, subsidiary shareholder value added and/or individual performance measures that drive shareholder value as determined by the Company's Compensation Committee or the Chief Executive Officer, as the case may be. The Company's Compensation Committee or the Chief Executive Officer, as the case may be, approves for each eligible officer or employee an annual incentive target award that represents a percentage of the base salary range midpoint for the employee's position. The Incentive Plan does not provide for a maximum award; however, to provide an incentive for officers and employees to remain with the Company, the plan specifies that any awards earned in excess of an employee's target award are credited to an account for the participant in an "award bank." A participant's balance in the award bank is subject to forfeiture, and one-third of the balance is payable in each of the following three years, assuming continued employment.

Incentive awards are paid in one lump sum in the first quarter after the Company's fiscal year end. The incentive award is paid in cash or, at the discretion of the administrator, in whole or in part by delivering shares of Common Stock of the Company having a fair market value, determined as of the last business day of the Company's fiscal year end to which the award relates, equal to the amount of the incentive award to be paid in shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item, except for certain information on executive officers (which appears in Part I of this report), is incorporated herein by reference to pages 2 to 3 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003.


PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company's Chairman of the Board, President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls. There were not any significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
Included in Item 8 of Part II of this Form 10-K are the following: Independent Auditors' Report, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
Schedules not included have been omitted because they are not applicable.

(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the fourth quarter of 2002.

(c) Exhibits
The Exhibits filed or incorporated by reference herewith are as specified in the
Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MIDWEST EXPRESS HOLDINGS, INC.
                                  ----------------------------------------------
                                    Registrant

March 18, 2003           By         /s/ TIMOTHY E. HOEKSEMA
------------------------          ----------------------------------------------
                                    Timothy E. Hoeksema
                                    Chairman of the Board, President and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2003.

/s/ TIMOTHY E. HOEKSEMA                               Chairman of the Board of
-------------------------------------------           Directors, President and
 Timothy E. Hoeksema                                  Chief Executive Officer
                                                      (Principal Executive
                                                      Officer)

/s/ ROBERT S. BAHLMAN                                 Senior Vice President and
-------------------------------------------           Chief Financial Officer
 Robert S. Bahlman                                    (Principal Financial and
                                                      Accounting Officer)

/s/ JOHN F. BERGSTROM                                 Director
-------------------------------------------
 John F. Bergstrom

/s/ JAMES G. GROSKLAUS                                Director
-------------------------------------------
 James G. Grosklaus

/s/ ULICE PAYNE, JR.                                  Director
-------------------------------------------
 Ulice Payne, Jr.

/s/ SAMUEL K. SKINNER                                 Director
-------------------------------------------
 Samuel K. Skinner

/s/ ELIZABETH T. SOLBERG                              Director
-------------------------------------------
 Elizabeth T. Solberg

/s/ RICHARD H. SONNENTAG                              Director
-------------------------------------------
 Richard H. Sonnentag

/s/ FREDERICK P. STRATTON, JR.                        Director
-------------------------------------------
 Frederick P. Stratton, Jr.

/s/ DAVID H. TREITEL                                  Director
-------------------------------------------
 David H. Treitel

/s/ JOHN W. WEEKLY                                    Director
-------------------------------------------
 John W. Weekly

                                 CERTIFICATIONS
                                 --------------

I, Timothy E. Hoeksema, Chairman of the Board, President and Chief Executive Officer of Midwest Express Holdings, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Midwest Express Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003


/s/ TIMOTHY E. HOEKSEMA
-----------------------
Timothy E. Hoeksema
Chairman of the Board, President
  and Chief Executive Officer

I, Robert S. Bahlman, Senior Vice President and Chief Financial Officer of Midwest Express Holdings, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Midwest Express Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003


/s/ ROBERT S. BAHLMAN
---------------------
Robert S. Bahlman
Senior Vice President and Chief Financial
  Officer

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                           Annual Report on Form 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                   -------------------------------------------

Exhibit       Description
-------       -----------
(3.1)         Restated Articles of Incorporation (incorporated by reference to
              Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(3.2)         Bylaws of the Company as amended through April 29, 1999
              (incorporated by reference to Exhibit 3 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1999 (file no.
              1-13934)).
(3.3)         Articles of Amendment relating to Series A Junior Participating
              Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996
              (File No. 1-13934)).
(4.1)         Rights Agreement, dated February 14, 1996, between the Company and
              U.S. Bank National Association (d/b/a) Firstar Bank, National
              Association as successor in interest to Firstar Trust Company
              (incorporated by reference to Exhibit 4.1 to the Company's
              Registration Statement on Form 8-A filed February 15, 1996 (File
              No. 1-13934)).
(4.2)         Amendment to the Rights Agreement, dated April 19, 1996, between the Company and U.S. Bank National Association (d/b/a) Firstar
              Bank N.A., National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996
              (File No. 1-13934)).
(4.3)         Amendment ot Rights Agreement, effective as of September 30, 2002, by and among U.S. Bank, National Association, Midwest Express
              Holdings, Inc. and American Stock Transfer & Trust Company.
(10.1)        Lease Agreement between Milwaukee County and Midwest f/k/a Midwest
              Express, dated May 12, 1988 (incorporated by reference to Exhibit
              10.4 to the Company's Registration Statement on Form S-1 (File No.
              33-95212) (the "S-1")).
(10.2)        Airline Lease as amended, between Milwaukee County and Midwest
              f/k/a Midwest Express, dated October 1, 1984 (incorporated by reference to Exhibit 10.5 to the S-1).
(10.3)        Omaha Airport Authority Agreement and Lease at Eppley Airfield
              with Midwest f/k/a Midwest Express between the Airport Authority of the City of Omaha and Midwest f/k/a Midwest Express
              (incorporated by reference to Exhibit 10.6 to the S-1).
(10.4)        Airline Lease, as amended, between Milwaukee County and Midwest
              Connect f/k/a Skyway Airlines, dated November 23, 1994
              (incorporated by reference to Exhibit 10.7 to the S-1).
(10.5)        Lease Agreement between Milwaukee County and Phillip Morris
              Incorporated, dated October 7, 1982, to which Midwest Connect f/k/a Skyway Airlines has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the S-1).
(10.6)        Tax Allocation and Separation Agreement among Kimberly-Clark
              Corporation, K-C Nevada, Inc., the Company, Midwest f/k/a Midwest
              Express and Midwest Connect f/k/a Skyway Airlines dated September
              27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1995 (File No. 1-13934)).
(10.7)        Guarantee Fee Agreement between Kimberly-Clark Corporation and the
              Company dated September 27, 1995 (incorporated by reference to
              Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.8)        Employee Matters Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.9)        Tenth Amendment to Airline Lease between Milwaukee County and
              Midwest f/k/a Midwest Express, dated August 18, 1997 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No.
              1-13934)).
(10.10)       Eleventh Amendment to Airline Lease between Milwaukee County and
              Midwest f/k/a Midwest Express, dated December 17, 1997
              (incorporated by reference to Exhibit 10.10 to the Company's
              Annual Report of Form 10-K for the year ended December 31, 1997
              (File No. 1-13934)).

(10.11) Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated April 21, 1998 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13934)).
(10.12)+ Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest f/k/a Midwest Express, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.13)* Midwest 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-44253)).
(10.14)* Midwest 1995 Stock Plan for Outside Directors, as amended through February 20, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.15)* Annual Incentive Compensation Plan, amended through February 11, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.16)*      Supplemental Benefits Plan (incorporated by reference to Exhibit
              10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.17)* Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema and Carol N. Skornicka (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.18)* Form of Key Executive Employment and Severance Agreement between the Company and each of Robert S. Bahlman, David C. Reeve and Dennis J. O'Reilly (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.19) Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).
(10.20) Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(10.21) Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated February 16, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File no. 1-13934)).
(10.22) Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated June 29, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-13934)).
(10.23) Sixteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated January 1, 2001 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139394)).
(10.24)* Amendment to Midwest 1995 Stock Option Plan, as approved by the Company's shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of Midwest Express Holdings, Inc. for the Annual Meeting of the Shareholders on April 25, 2001 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-3934)).
(10.25) Senior Secured Revolving Credit Agreement dated as of August 31, 2001, among Midwest the several lenders from time to time parties thereto and U.S. Bank National Association (d/b/a) Firstar Bank, N.A. (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13934)).
(10.26) First Amendment to Senior Secured Revolving Credit Agreement, dated as of January 9, 2002, by and among Midwest the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).

(10.27) Eighteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest f/k/a Midwest Express, dated July 27, 2001 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.28) Second Amendment to Senior Secured Revolving Credit Agreement, dated as of June 28, 2002, by and among Midwest the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.29) Third Amendment to Senior Secured Revolving Credit Agreement, dated as of August 29, 2002, by and among Midwest the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarter Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.30) Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 30, 2002, by and among Midwest the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.31) Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 7, 2002, by and among Midwest the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.32) Intercreditor Agreement, dated as of October 7, 2002, by and among U.S. Bank National Association; Bank One, NA; M&I Marshall & Ilsley Bank; Thrivent Financial for Lutherans; and Midwest (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.33) Mortgage and Security Agreement and Fixture Financing Statement, granted as of October 30, 2002, by Midwest to U.S. Bank National Association for the lenders party to the Senior Secured Revolving Credit Agreement, as amended (incorporated by reference to Exhibit
              10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934).
(10.34)+ General Terms Agreement, dated August 13, 2001 (the "August Terms Agreement"), between Rolls-Royce Corporation and Astral Aviation, Inc. ("Astral") and Side Letter Number One to the August Terms Agreement, dated August 13, 2001, between Rolls-Royce Corporation and Astral (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.35)+ Purchase Agreement DCT-043/01, dated August 13, 2001 ("Embraer Purchase Agreement"), between Embraer - Empresa Brasileira de Aeronautica S.A. ("Embraer") and Astral; Letter Agreement DCT-044/01, dated August 13, 2001 ("Embraer Letter Agreement"), between Embraer and Astral relating to Embraer Purchase Agreement, including Amendment No. 01 to Embraer Letter Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 01 to Embraer Purchase Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 02 to Embraer Purchase Agreement, dated October 19, 2001, between Embraer and Astral; and Amendment No. 03 to Embraer Purchase Agreement, dated March 6, 2002, between Embraer and Astral (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.36)+ General Terms Agreement, dated April 11, 2002 (the "April Terms Agreement"), between Rolls-Royce Deutschland Ltd & Co KG ("Rolls-Royce") and Midwest Express Airlines, Inc. and Side Letter Agreement Number One to the April Terms Agreement, dated April 12, 2002, between Rolls-Royce and Midwest Express (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).

(10.37)+ Aircraft General Terms Agreement Number AGTA-MWE, dated September 28, 2001 (the "AGTA-MWE Terms Agreement"), among The Boeing Company, and its wholly-owned subsidiary McDonnell Douglas Corporation ("McDonnell"), and Midwest Express; Letter Agreement (6-1162-RCN-1483) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement (defined below), dated September 28, 2001 ("Letter Agreement No. 1 to AGTA-MWE"), between McDonnell and Midwest Express; and Letter Agreement (6-1162-RCN-1484) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement, dated September 28, 2001 ("Letter Agreement No. 2 to AGTA-MWE"), between McDonnell and Midwest Express (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.38)+ Purchase Agreement Number 2371, dated September 28, 2001 ("717 Purchase Agreement"), between McDonnell and Midwest Express; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Express; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1481R1) to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Express; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Express (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.39) Sixth Amendment to Senior Secured Revolving Credit Agreement and Limited Waiver, dated as of February 18, 2003, by and among Midwest the lenders party thereto and U.S. Bank National Association

(21) List of Company subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139344)).

(23)          Consent of Deloitte & Touche LLP, Independent Auditors.

(99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

      + Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.
      *  A management contract or compensatory plan or arrangement.