Form 10-Q
period 2003-03-31
MIDWEST EXPRESS HOLDINGS INC
filed 2003-05-15
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2003

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

                     Yes         X         No
                               ------              ------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes         X         No
                               ------              ------

As of April 30, 2003, there were 15,517,411 shares of Common Stock, $.01 par value, of the registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended March 31, 2003

                                      INDEX




                                                                        Page No.

                         PART I - FINANCIAL INFORMATION




 Item 1.  Financial Statements (Unaudited)
 ------   --------------------------------

          Condensed Consolidated Statements of Operations                      2

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Cash Flows                      4

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                          5

 Item 2.  Management's Discussion and Analysis of Results of
 ------   --------------------------------------------------
          Operations and Financial Condition                                  14
          ----------------------------------

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk          31
 ------   ----------------------------------------------------------

 Item 4.  Controls and Procedures                                             31
 ------   -----------------------




                     PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                    32
 ------   --------------------------------

SIGNATURES                                                                    33

CERTIFICATIONS                                                                34

Part I Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                 2003                 2002
                                                                 ----                 ----
Operating revenues:
     Passenger service                                     $        79,929      $        91,550
     Cargo                                                           1,284                1,619
     Other                                                          12,845               10,853
                                                           ----------------     ----------------
       Total operating revenues                                     94,058              104,022
                                                           ----------------     ----------------

Operating expenses:
     Salaries, wages and benefits                                   38,983               37,971
     Aircraft fuel and oil                                          24,720               15,737
     Commissions                                                     3,381                4,594
     Dining services                                                 3,261                4,624
     Station rental, landing and other fees                         11,181                9,755
     Aircraft maintenance materials and repairs                      7,938                9,526
     Depreciation and amortization                                   5,357                5,559
     Aircraft rentals                                                6,402                6,309
     Impairment loss                                                     -               29,911
     Other                                                          10,757               12,703
                                                           ----------------     ----------------
       Total operating expenses                                    111,980              136,689
                                                           ----------------     ----------------
Operating loss                                                     (17,922)             (32,667)
                                                           ----------------     ----------------

Other (expense) income:
     Interest income                                                   304                  225
     Interest expense                                                 (488)                (936)
     Other, net                                                         (1)              39,490
                                                           ----------------     ----------------
       Total other (expense) income                                   (185)              38,779
                                                           ----------------     ----------------

(Loss) Income before income tax (credit) provision                 (18,107)               6,112
Income tax (credit) provision                                       (6,337)               2,263
                                                           ----------------     ----------------
Net (Loss) Income                                          $       (11,770)     $         3,849
                                                           ================     ================


(Loss) Income per common share - basic                     $         (0.76)     $          0.28
                                                           ================     ================
(Loss) Income per common share - diluted                   $         (0.76)     $          0.28
                                                           ================     ================

Weighted average shares - basic                                 15,512,298           13,831,590
Weighted average shares - diluted                               15,512,298           13,915,458


See notes to condensed consolidated financial statements (unaudited).

Part I Item 1 - Financial Statements

                                        MIDWEST EXPRESS HOLDINGS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                                (Unaudited)


                                                                              March 31,         December 31,
                                  ASSETS                                        2003                2002
                                                                                ----                ----
Current assets:
     Cash and cash equivalents:
       Unrestricted                                                        $      23,167     $      41,498
       Restricted                                                                 16,777            15,067
                                                                           --------------    --------------
     Total cash and cash equivalents                                              39,944            56,565
     Accounts receivable:
        Traffic, less allowance for doubtful accounts of $85 and $133
           at March 31, 2003  and December 31, 2002, respectively                  5,256             4,575
        Income tax refund                                                          3,067             5,247
        Other receivables                                                            348               555
                                                                           --------------    --------------
     Total accounts receivable                                                     8,671            10,377
     Inventories                                                                   6,776             7,250
     Prepaid expenses:
         Commissions                                                               1,408             1,691
         Other                                                                     5,724             5,649
                                                                           --------------    --------------
     Total prepaid expenses                                                        7,132             7,340
     Deferred income taxes                                                        10,700            10,013
                                                                           --------------    --------------
Total current assets                                                              73,223            91,545

Property and equipment, at cost                                                  366,829           360,993
     Less accumulated depreciation and amortization                              139,225           136,429
                                                                           --------------    --------------
Net property and equipment                                                       227,604           224,564

Landing slots and leasehold rights, less accumulated amortization of $3,737
   and $3,642 at March 31, 2003 and December 31, 2002, respectively                3,013             3,108
Aircraft purchase deposits and pre-delivery progress payments                     55,248            52,362
Other assets                                                                      12,737             5,027
                                                                           --------------    --------------
Total assets                                                               $     371,825     $     376,606
                                                                           ==============    ==============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $       6,356     $       6,702
     Notes payable                                                                 2,500             5,500
     Current maturities of long-term debt                                         32,608            18,194
     Air traffic liability                                                        39,981            38,700
     Unearned revenue                                                             19,337            23,870
     Accrued liabilities:
        Vacation pay                                                               6,569             6,676
        Scheduled maintenance expense                                              8,622             5,932
        Frequent flyer awards                                                      1,917             1,985
        Other                                                                     31,282            29,175
                                                                           --------------    --------------
Total current liabilities                                                        149,172           136,734

Long-term debt                                                                     2,379            16,903
Long-term debt on pre-delivery progress payments                                  40,724            37,516
Deferred income taxes                                                             26,205            25,193
Noncurrent scheduled maintenance expense                                           2,051             6,186
Accrued pension and other postretirement benefits                                 13,787            12,724
Deferred frequent flyer partner revenue                                            7,654             8,085
Other noncurrent liabilities                                                      16,756             8,138
                                                                           --------------    --------------
Total liabilities                                                                258,728           251,479

Shareholders' equity:
     Preferred stock, without par value; 5,000,000 shares authorized, no
       shares issued and outstanding                                                   -                 -
     Common stock, $.01 par value; 25,000,000 shares authorized,
       16,224,531 shares issued                                                      162               162
     Additional paid-in capital                                                   32,165            32,177
     Treasury stock, at cost                                                     (15,630)          (15,644)
     Retained earnings                                                            96,273           108,043
     Cumulative other comprehensive income                                           127               389
                                                                           --------------    --------------
Total shareholders' equity                                                       113,097           125,127
                                                                           --------------    --------------
Total liabilities and shareholders' equity                                 $     371,825     $     376,606
                                                                           ==============    ==============


See notes to condensed consolidated financial statements (unaudited).

Part I Item 1 - Financial Statements

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2003          2002
                                                                      ----          ----
Operating activities:
     Net (loss) income                                            $  (11,770)   $    3,849
     Items not involving the use of cash:
         Impairment loss                                                   -        29,911
         Depreciation and amortization                                 5,357         5,559
         Deferred income taxes                                           325          (398)
         Other, net                                                    1,800       (13,820)

     Changes in operating assets and liabilities:
         Accounts receivable                                           1,706        10,684
         Inventories                                                     474          (401)
         Prepaid expenses                                                884        (2,910)
         Accounts payable                                               (346)      (10,097)
         Accrued liabilities                                             158         4,642
         Unearned revenue                                             (4,533)          551
         Air traffic liability                                         1,281         5,044
         Deferred frequent flyer partner revenue                        (431)          (23)
                                                                  -----------  ------------
     Net cash (used in) provided by operating activities              (5,095)       32,591
                                                                  -----------  ------------

Investing activities:
         Capital expenditures                                         (9,572)       (1,241)
         Aircraft purchase deposits and pre-delivery
          progress payments                                           (9,177)            -
         Aircraft purchase deposits returned                           6,532             -
         Proceeds from sale of property and equipment                     31           257
         Other, net                                                   (1,033)          144
                                                                  -----------  ------------
     Net cash used in investing activities                           (13,219)         (840)
                                                                  -----------  ------------

Financing activities:
         Funding of pre-delivery progress payments                     8,447             -
         Return of pre-delivery progress payments                     (5,425)            -
         Long term lease obligations                                     617             -
         Payment on note payable                                      (3,000)      (10,000)
         Other, net                                                    1,054             1
                                                                  -----------  ------------
     Net cash provided by (used in) financing activities               1,693        (9,999)
                                                                  -----------  ------------

Net (decrease) increase in cash and cash equivalents                 (16,621)       21,752
Cash and cash equivalents, beginning of period                        56,565        46,923
                                                                  -----------  ------------
Cash and cash equivalents, end of period                          $   39,944    $   68,675
                                                                  ===========  ============

     Supplemental non cash financing activities:
           Non cash incentives                                    $    7,900   $         -

See notes to condensed consolidated financial statements (unaudited).

                         Midwest Express Holdings, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Business and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003.

2.   Impairment Loss

     During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Airlines, Inc. ("Midwest Airlines") in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal on Long-Lived Assets," whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

3.   Settlement of Arbitration

     Skyway Airlines, Inc., doing business as Midwest Connect ("Midwest Connect"), currently operates 10 Fairchild 32-passenger 328JET regional jets. In September 2001, the Company settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the

     428JET program. In the first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement.

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

5.   Segment Reporting

     Midwest Airlines and Midwest Connect constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Financial information for the three-month periods ended March 31, 2003 and 2002, for the two operating segments, Midwest Airlines and Midwest Connect, follows (in thousands).

                                           Three Months Ended March 31, 2003
                                           ---------------------------------

                                                                                Midwest
                                                               Midwest          Connect     Elimination     Consolidated
                                                               -------          -------     -----------     ------------
Operating revenues                                             $79,626          $15,773         ($1,341)         $94,058
Operating loss                                                 (12,099)          (5,823)              -          (17,922)
Depreciation and amortization expense                            4,333            1,024               -            5,357
Interest income                                                    342                -             (38)             304
Interest expense                                                  (488)             (38)             38             (488)
Loss before income tax credit                                  (12,246)          (5,861)              -          (18,107)
Income tax credit                                               (4,286)          (2,051)              -           (6,337)
Total assets                                                   323,202           69,857         (21,234)         371,825
Capital expenditures                                             9,515               57               -            9,572


                                           Three Months Ended March 31, 2002
                                           ---------------------------------

                                                                                Midwest
                                                               Midwest          Connect     Elimination     Consolidated
                                                               -------          -------     -----------     ------------
Operating revenues                                             $88,555          $16,734         ($1,267)        $104,022
Operating loss                                                 (31,892)            (775)              -          (32,667)
Depreciation and amortization expense                            4,706              853               -            5,559
Interest income                                                    256                -             (31)             225
Interest expense                                                  (936)             (31)             31             (936)
(Loss) income before income tax (credit) provision             (32,582)          38,694               -            6,112
(Credit) provision for income tax                              (12,054)          14,317               -            2,263
Total assets                                                   297,285           68,264         (13,997)         351,552
Capital expenditures                                               815              426               -            1,241


6.   Derivative Instruments and Hedging Activities

The Company utilizes option contracts to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At March 31, 2003 and April 30, 2003, the Company had options in place to hedge approximately 15% of its projected fuel purchases in the second quarter of 2003. These contracts expire at various dates through June 30, 2003. As of April 30, 2003, no additional options had been placed for this period or later periods. At March 31, 2003, the options were valued at $0.4 million and are included in other prepaid expense in the condensed consolidated balance sheet. The value of the options is determined using estimates of fair market value provided by the institutions that wrote the options.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. The Company reclassified $1.0 million to the income statement in first quarter 2003 as an offset to fuel expense when the first quarter 2003 hedges expired. Other comprehensive income was $0.1 million and $0.4 million for the quarters ended March 31, 2003 and 2002, respectively.

7.   Debt Obligation Used for Aircraft Progress Payments

In the second quarter 2002, the Company entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. The Company obtained the loan from Kreditanstalt fur Wiederaufbau Bank ("KfW") with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG ("Rolls-Royce"). Rolls-Royce agreed to guarantee this loan agreement on behalf of the Company. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing, against which the Company has borrowed $40.0 million as of March 31, 2003. Under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each aircraft delivery date BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and then leases the aircraft to the Company. At that time, BCC reimburses the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company originally funded such payments through KfW, the Company uses the amounts reimbursed to repay the related debt to KfW. Interest accrues from the date of borrowing to the aircraft delivery date, and is included in the final purchase price. The interest on borrowings under the agreement is LIBOR plus 200 basis points. This debt has been classified as long-term in the accompanying condensed consolidated balance sheet.

8.   New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. The adoption of SFAS No. 146 did not have a material impact on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the condensed consolidated financial statements.

9.   Other Debt Obligations

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the bank credit facility declines in tranches from $25.0 million in October 2002 to $18.5 million in mid-April 2003. At March 31, 2003, the credit facility was $19.0 million, with a subsequent reduction to $18.5 million in mid-April per the agreement. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The interest rate on borrowings under the facility is prime plus 50 basis points.

The credit agreement requires monthly compliance with certain financial covenants. Primarily due to a weak revenue environment and increasing fuel prices, the Company did not meet the financial covenants as of January 31, 2003 and obtained a waiver of the covenant default. The Company also did not meet the financial covenants as of February 28, 2003, March 31, 2003 and April 30, 2003. In addition, the Company's action to temporarily suspend payments to lessors and certain other creditors, announced March 7, 2003, resulted in a default under the terms of the credit agreement, as well as under certain lease agreements. The Company is in discussions with the banks and lessors to attempt to resolve the situation, however there is no assurance that the Company will be successful in those negotiations. As a result of the temporary payment suspension, the Company has reclassified $6.4 million of debt related to one MD-80 from long-term to short-term on the accompanying condensed consolidated balance sheet.

As of March 31, 2003, the Company had borrowings under the bank credit facility totaling $2.5 million. In addition, the Company had outstanding letters of credit totaling $15.9 million, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities.

10.  Shareholders' Equity

At March 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 8 of the Notes to the Consolidated Financial Statements of the Company's Annual Report on 10-K for the year ended December 31, 2002. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected for the stock option plan in the condensed consolidated financial statements in this filing.

Had compensation costs for the Company's stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net (loss) income and net (loss) income per share for the quarters ended March 31 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                 March 31
                                                           2003            2002
                                                           ----            ----
  Net (loss) income:
    As reported                                          $(11,770)      $   3,849
  Deduct: Total stock-based employee
    compensation expense determined under fair
    value based methods, net of related tax effect           (324)           (538)
                                                         --------       ---------
    Pro forma                                            $(12,094)      $   3,311
                                                         ========       =========
  Net (loss) income per share - basic:
    As reported                                          $  (0.76)      $    0.28
    Pro forma                                            $  (0.78)      $    0.24
  Net (loss) income per share - diluted:
    As reported                                          $  (0.76)      $    0.28
    Pro forma                                            $  (0.78)      $    0.24

The following table is a reconciliation of the weighted average shares outstanding for the quarters ended March 31, 2003 and 2002 (in thousands):

                                             Three Months Ended
                                                  March 31
                                             2003             2002
                                             ----             ----
  Weighted average shares
    outstanding                            15,512          13,832
  Effect of dilutive securities:
    Stock options                               0              70
  Shares issuable under the 1995
    Stock Plan for Outside
    Directors (1)                               0              13
                                                -              --
  Weighted average shares
    outstanding assuming dilution          15,512          13,915

(1) Shares issuable under the 1995 Stock Plan for Outside Directors of 18 were excluded from the 2003 calculation as their effect was anti-dilutive.

11.  Comprehensive (Loss) Income

Comprehensive (loss) income for the quarters ended March 31, 2003 and 2002 was $(12.0) million and $4.2 million, respectively.

12.  Going Concern and Management's Plan

Going Concern - The consolidated financial statements presented in the Company's Annual Report on 10-K and the unaudited condensed consolidated financial statements in this filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in 2001 and 2002, and existing industry conditions - including high fuel prices and depressed business travel due to the stagnant economy - will likely cause the Company to incur an operating loss in 2003. In addition, the Company's liquidity position has deteriorated as a result of the losses and additional pressure applied by the Company's creditors to reduce its obligations.

On March 7, 2003, the Company suspended lease and debt payments associated with most of its aircraft until June 7, 2003. The suspension is intended to provide the Company the opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company suspended payments without the consent of the lessors and other affected creditors, the suspension of payments resulted in defaults under the terms of the applicable leases and debt obligations and a default under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions. Such defaults give the other parties to these arrangements certain rights and remedies. For example, the default under the Company's credit card processing agreement for MasterCard/Visa transactions has resulted in an increase of the reserve under that agreement to 90% of the card processor's exposure and may potentially result in an increase to 100% of the card processor's exposure. While the Company is attempting to negotiate with the relevant parties regarding the consequences of the defaults, there is no assurance it will be successful in these negotiations.

The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flows to meet obligations on a timely basis, to negotiate new agreements with its aircraft lessors and debt providers, and to obtain additional financing should industry conditions not improve. Management is implementing a number of plans to help alleviate these situations, as described below.

Management's Plan - The Company has implemented a number of actions to improve its profitability and liquidity position. On February 26, 2003, the Company announced the launch of low-fare service focusing on the leisure market. Service is expected to be launched in the third quarter 2003 with five existing MD-80 aircraft that will be converted to a high-density seating configuration. This product is expected to enable the Company to serve high-volume leisure destinations more profitably.

The Company also announced profit improvement measures aimed at improving cash flow by more than $4 million per month. The Company reduced its planned operating schedule by approximately 12% in early April, eliminating some routes that were unprofitable and reducing frequency in others. The Company also reduced its complimentary inflight meal service to beverages, snacks and cookies, and switched to a buy-onboard dining service, discontinued standard travel agency commissions to match the industry, and implemented service fee increases for changes to nonrefundable tickets, similar to most other airlines. In addition, the Company implemented a 13% workforce reduction to align with the capacity reductions and reduce overhead costs. Remaining non-union employees received temporary compensation reductions. The labor union representing Midwest Airlines' pilots agreed to six-month wage concessions effective April 2003 that will save approximately $1.0 million in the aggregate over the six-month period; discussions continue on longer-term adjustments to work rules and productivity enhancements. The Company is also discussing cost concessions with its other labor unions, aircraft lessors and other key vendors. Achieving the Company's target will require some level of success with all these measures, and there is no assurance that the Company will be successful in achieving its objectives.

The Company is also pursuing other alternatives to increase its short-term liquidity, including the sale of certain assets, support from government entities, and support from its key suppliers and creditors. There is no assurance that the Company will be successful in these plans.

Part I Item 2.


          Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
                             and Financial Condition
                             -----------------------

                              Results of Operations

Overview
--------
The Company's first quarter 2003 operating loss was ($17.9) million, a decrease in loss of $14.8 million from the first quarter 2002 operating loss of ($32.7) million. Net loss for the quarter was ($11.8) million, a decrease of $15.6 million from first quarter 2002 net income of $3.8 million. First quarter 2003 net loss per share on a diluted basis was ($0.76), a $1.04 decline from 2002 net income per share on a diluted basis of $0.28. 2002 results include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet and other income of $39.5 million (pre-tax) associated with the Fairchild arbitration settlement over the cancellation of the 428JET program.

The Company's total revenue in first quarter 2003 decreased $10.0 million, or 9.6%, from first quarter 2002. Traffic, as measured by scheduled service revenue passenger miles, increased 2.9% in the first quarter, while scheduled service capacity, as measured by available seat miles ("ASMs"), increased 5.2%. Traffic increased 1.8% at Midwest Airlines and 16.2% at Midwest Connect. Capacity at Midwest Connect increased 15.0% due to the shifting of certain routes from Midwest Airlines, as well as the addition of Essential Air Service routes. Midwest Airlines' capacity increased 4.1% due primarily to the effects of the prior year shutdown in service between Omaha and Washington National, which was the result of the post-September 11, 2001 flight restrictions into National. This service was restored in March 2002.

First quarter revenue yield decreased 15.3% at Midwest Airlines and 20.5% at Midwest Connect. The decreases in revenue yield were due in large part to a substantial decline in high-yield business travel, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in some markets.

The Company's operating costs decreased $24.7 million, or 18.1%, to $112.0 million in first quarter 2003. In the first quarter, the Company incurred an additional $9.0 million in fuel costs over the prior year, due primarily to higher prices. Some of the increase in fuel costs was offset by savings from companywide cost-reduction efforts, with reduced costs in many expense categories. First quarter 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. Additional detail on cost changes is included in subsequent sections.

The Company's passenger traffic and yields declined severely following the events of September 11th. Since that time, the Company has experienced significantly lower revenues and has incurred higher costs in certain categories than were originally anticipated. To mitigate the adverse financial situation, the Company has taken, and will continue to take, action intended to improve financial performance by improving revenue and reducing costs. These actions focus on two key areas: 1) cost reductions and internal restructuring, and 2) the launch of low-fare service in third quarter 2003 to address the growing low-fare segment of the market. Further discussion of these actions follows. There is no assurance that the Company's short and long-term liquidity issues will be resolved without a substantial restructuring of its business and contracts, and an overall improvement in the conditions within the industry. Further, to successfully restructure the Company, the Company may need to pursue alternative restructuring scenarios, including judicial restructuring.

Cost Reductions and Internal Restructuring

The Company has announced profit improvement measures aimed at improving cash flow by more than $4 million per month. The Company reduced its planned operating schedule by approximately 12% in early April, eliminating some routes that were unprofitable and reducing frequency in others. The Company also reduced its complimentary inflight meal service to beverages, snacks and cookies, switched to a buy-onboard dining service, discontinued standard travel agency commissions to match the industry, and implemented service fee increases for changes to nonrefundable tickets, similar to most other airlines. In addition, the Company implemented a 13% workforce reduction to align with the capacity reductions and to reduce overhead costs. Remaining non-union employees received temporary compensation reductions. The labor union representing Midwest Airlines' pilots agreed to six-month wage concessions effective April 2003 that will save approximately $1.0 million in the aggregate over the six-month period; discussions continue on longer-term adjustments to work rules and productivity enhancements. The Company is also discussing cost concessions with its other labor unions, aircraft lessors and other key vendors. Achieving the Company's target will require some level of success with all these measures, and there is no assurance it will be successful in achieving its objectives.

Low-Fare Product

On February 26, 2003, the Company announced the launch of low-fare service focusing on the leisure market. Service on this product is expected to be initiated in the third quarter 2003, and will complement the Company's existing premium (Midwest Airlines) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to offer a low-fare product was based on extensive market research. The Company expects to initiate service with five MD-80 aircraft (currently part of the Midwest Airlines fleet) in a high-density seating configuration that will seat 143-147 passengers in a three-by-two configuration in a single-class cabin. Pitch will average 33 inches, similar to Midwest Airlines and more than other low-fare carriers. The low-fare product is expected to enhance the Company's competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expanding to destinations that have not been economically viable to serve with the premium product, and serving some existing destinations more efficiently. There is no assurance that the Company will be successful in these plans.

Operating Statistics
--------------------
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              ---------
                                                         2003          2002
                                                         ----          ----
Midwest Airlines Operations
---------------------------
Origin & Destination Passengers                          454,723       459,839
Revenue Passenger Miles (000s)                           468,740       460,505
Scheduled Service Available Seat Miles (000s)            767,751       737,621
Total Available Seat Miles (000s)                        783,655       755,932
Load Factor (%)                                            61.1%         62.4%
Revenue Yield                                            $0.1378       $0.1628
Revenue per Scheduled Service ASM (1)                    $0.0881       $0.1060
Total Cost per Total ASM                                 $0.1170       $0.1594
Impairment Loss per Total ASM                            $0.0000       $0.0396
Total Cost per Total ASM Excluding Impairment Loss (2)   $0.1170       $0.1198
Average Passenger Trip Length (miles)                      1,031         1,001
Number of Flights                                         10,217        10,166
Into-plane Fuel Cost per Gallon                            $1.10         $0.71
Full-time Equivalent Employees at End of Period            2,226         2,415
Aircraft in Service at End of Period                          33            35

Midwest Connect Operations
--------------------------
Origin & Destination Passengers                          133,777       124,395
Revenue Passenger Miles (000s)                            45,969        39,558
Scheduled Service Available Seat Miles (000s)            100,732        87,580
Total Available Seat Miles (000s)                        100,776        87,760
Load Factor (%)                                            45.6%         45.2%
Revenue Yield                                            $0.3332       $0.4192
Revenue per Scheduled Service ASM (1)                    $0.1557       $0.1900
Total Cost per Total ASM                                 $0.2143       $0.1995
Average Passenger Trip Length (miles)                        344           318
Number of Flights                                         14,179        12,500
Into-plane Fuel Cost per Gallon                            $1.18         $0.78
Full-time Equivalent Employees at End of Period              606           540
Aircraft in Service at End of Period                          25            25

(1) Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.
(2) Management believes the total cost per total ASM excluding impairment loss statistic provides investors a better measure to monitor the company's cost trends.

Note: All statistics exclude charter operations except the following: total available seat miles ("ASMs"), total cost per total ASM, impairment loss per total ASM, total cost per total ASM excluding impairment loss, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics. Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                      2003                  2002
                                                      ----                  ----
                                             Per Total     % of     Per Total    % of
                                                ASM       Revenue      ASM      Revenue
                                                ---       -------      ---      -------
Operating Revenues:
Passenger Service                                $0.090     85.0%      $0.109     88.0%
Cargo                                             0.001      1.4%       0.002      1.6%
Other                                             0.015     13.6%       0.013     10.4%
                                                -------    ------     -------    ------
Total Operating Revenues                         $0.106    100.0%      $0.124    100.0%
                                                -------    ------     -------    ------

Operating Expenses:
Salaries, Wages and Benefits                     $0.044     41.5%      $0.045     36.5%
Aircraft Fuel and Oil                             0.028     26.3%       0.019     15.1%
Commissions                                       0.004      3.6%       0.005      4.4%
Dining Services                                   0.004      3.5%       0.005      4.4%
Station Rental, Landing, Other Fees               0.013     11.9%       0.012      9.4%
Aircraft Maintenance, Materials and Repairs       0.009      8.4%       0.011      9.2%
Depreciation and Amortization                     0.006      5.7%       0.007      5.3%
Aircraft Rentals                                  0.007      6.8%       0.007      6.1%
Impairment Loss                                   0.000      0.0%       0.035     28.8%
Other                                             0.012     11.4%       0.015     12.2%
                                                -------    ------     -------    ------
Total Operating Expenses                         $0.127    119.1%      $0.161    131.4%
                                                =======    ======     =======    ======

Total ASMs (000s)                               884,431               843,692

Note:  Numbers, percents and totals in this table may not be recalculated due to rounding.


                 Three Months Ended March 31, 2003 Compared With
                 -----------------------------------------------
                        Three Months Ended March 31, 2002
                        ---------------------------------

Operating Revenues
------------------
Company operating revenues totaled $94.1 million in first quarter 2003, a $10.0 million, or 9.6%, decrease from first quarter 2002. Passenger revenues accounted for 85.0% of total revenues and decreased $11.6 million, or 12.7%, from first quarter 2002 to $79.9 million. The decrease is attributable to a 15.2% decrease in revenue yield and a decrease of 1.3 percentage points in load factor, partially offset by a 2.9% increase in passenger volume, as measured by revenue passenger miles. Poor weather also contributed to the decrease, resulting in increased flight cancellations quarter over quarter for both airlines.

Midwest Airlines passenger revenue decreased $10.4 million, or 13.8%, from 2002 to $64.6 million. Revenue yield decreased 15.3% due to a substantial decline in high-yield business travel, increased competition in some markets, the sluggish economy, and a depressed pricing environment resulting from airlines attempting to stimulate travel demand and capture market share. Load factor decreased from 62.4% in 2002 to 61.1% in 2003. Total capacity, as measured by scheduled service ASMs, increased 4.1% due primarily to the effects of the prior year shutdown in service between Omaha and Washington National, which was the result of the post-September 11, 2001 flight restrictions into National. This service was restored in March 2002. Passenger volume, as measured by scheduled service revenue passenger miles, increased 1.8%.

Midwest Connect passenger revenue decreased $1.2 million, or 7.6%, from first quarter 2002 to $15.3 million. This decrease was primarily the result of a decline in revenue yield of 20.5%, which was caused by a substantial decline in high-yield business travel, lower fares used to stimulate travel demand, and a revised mix of flights that included a greater percentage of longer flights with lower yields. Average passenger trip length increased 26 miles, or 8.1%. Total capacity, as measured by scheduled service ASMs, increased 15.0% due to the shifting of certain routes from Midwest Airlines, as well as the addition of Essential Air Service routes. Passenger volume, as measured by scheduled service revenue passenger miles, increased 16.2%. Load factor increased from 45.2% in first quarter 2002 to 45.6% in first quarter 2003.

Revenue from cargo, charter and other services increased $1.7 million in first quarter 2003. Revenue from charter sales increased 20% over first quarter 2002 as more aircraft time was available for charter service, and the Company generated additional bookings from sports teams. Cargo revenue decreased $0.3 million, or 20.7%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part the result of new federal security directives and restrictions.

Operating Expenses
------------------
First quarter 2003 operating expenses decreased $24.7 million, or 18.1%, from first quarter 2002. The decrease was primarily the result of lower costs year over year in many categories, including the effect of a non-recurring $29.9 asset impairment charge included in 2002 costs. These decreases were partially offset by higher fuel costs of $9.0 million quarter over quarter, as well as cost increases in the labor, rental and station costs categories. Cost per total ASM (unit costs) at

Midwest Airlines decreased 2.3% to 11.7(cent) in first quarter 2003; Midwest Connect's cost per total ASM increased 7.4% to 21.4(cent).

Salaries, wages and benefits increased $1.0 million, or 2.7%, from first quarter 2002 to $39.0 million. The labor cost increase is primarily due to higher pilot and flight attendant labor costs, partially offset by decreases in headcount. On a cost per total ASM basis, labor costs decreased 2.1% to 4.4(cent) in 2003.

Aircraft fuel and oil and associated taxes increased $9.0 million, or 57.1%, to $24.7 million in first quarter 2003. Into-plane fuel prices increased 54.5% in first quarter 2003, averaging $1.11 per gallon versus $0.72 per gallon in first quarter 2002, and resulted in an $8.7 million (pre-tax) unfavorable price impact. Fuel consumption increased 1.8% in the quarter as a result of capacity additions at Midwest Connect. The Company had option cap agreements relating to about 20% of its first quarter 2003 fuel volume, and those agreements provided a $1.0 million benefit for the quarter. Fuel costs trended downward in April 2003, averaging $0.97 per gallon. The Company has hedged approximately 15% of its anticipated second quarter 2003 fuel needs. As of April 30, 2003, no additional options had been placed for this or later periods.

Commissions for travel agents and commissions related to credit card transactions decreased $1.2 million, or 26.4%, from first quarter 2002 to $3.4 million. The decrease was due to a 12.7% decrease in passenger revenue, as well as the effects of lower travel agent commission caps that were in place in first quarter 2003 versus 2002. In addition, in March 2003, the Company discontinued standard travel agent commission payments. Commissions as a percentage of passenger revenue decreased from 5.0% in first quarter 2002 to 4.2% in first quarter 2003.

Dining services costs decreased $1.4 million, or 29.5%, from first quarter 2002 to $3.3 million. The decrease was due to the implementation of tiered meal service in November 2002, which reduced the number of flights receiving meal service, as well as the cost of the food served. In addition, in April 2003, the Company discontinued complimentary meal service on all flights, retaining only beverage, snack and cookie service. Total dining services costs per Midwest Airlines passenger (including food, beverage, linen, catering equipment and supplies) decreased from $9.79 in first quarter 2002 to $6.78 in first quarter 2003.

Station rental, landing and other fees increased $1.4 million, or 14.6%, from first quarter 2002 to $11.2 million. The increase was primarily the result of an increase in landing fee rates and airport rental and ground handling costs, as well as the effect of nonrecurring credits from first quarter 2002. On a cost per ASM basis, these costs increased 9.3%.

Aircraft maintenance material costs decreased $1.6 million, or 16.7%, from first quarter 2002 to $7.9 million. The decrease was caused by lower engine repair costs at Midwest Airlines due to the phase-out of the DC-9 program, and was partially offset by increased maintenance costs at Midwest Connect due to the cancellation of the 328JET warranty program as a result of Fairchild's insolvency. On a cost per total ASM basis, maintenance costs decreased 20.5% to 0.9(cent) in 2003.

Depreciation and amortization decreased $0.2 million, or 3.6%, from first quarter 2002 to $5.4 million. On a cost per total ASM basis, these costs decreased 8.1%. Depreciation was lower on the DC-9 fleet following the asset impairment charge in first quarter 2002.

Aircraft rental costs increased $0.1 million, or 1.5%, from first quarter 2002 to $6.4 million. On a cost per total ASM basis, these costs decreased 3.2% due to higher aircraft utilization at Midwest Airlines and Midwest Connect. Costs include expense recognized for lease payments subject to the payment moratorium, as the Company continues to accrue these costs based on rates under existing agreements.

Other operating expenses decreased $1.9 million, or 15.3%, from first quarter 2002 to $10.8 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, crew hotel rooms, reservation fees, administration and other items. Cost decreases were realized in insurance, advertising, and telephone and communication costs; in addition, first quarter 2002 costs included a $1.4 million writedown of the MD-80 telephone system. On a cost per total ASM basis, other operating expenses decreased 19.2%.

Credit for Income Taxes
-----------------------
Income tax credit for first quarter 2003 was ($6.3) million, a $8.6 million decrease from the 2002 provision of $2.3 million. The effective tax rates for the first quarters of 2003 and 2002 were 35.0% and 37.0%, respectively. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Loss
--------
Net loss for first quarter 2003 was ($11.8) million, a decrease of $15.6 million from first quarter 2002 net income of $3.8 million.


                         Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $39.9 million (including $16.8 million of "restricted cash," as discussed more fully below) at March 31, 2003, compared with $56.6 million at December 31, 2002. Net cash used by operating activities totaled $5.1 million in 2003. Net cash used in investing activities totaled $13.2 million in 2003. Net cash provided by financing activities in 2003 totaled $1.7 million, due primarily to funding associated with the pre-delivery progress payments related to the Company's Boeing 717 aircraft program, partially offset by the payment of principal under the bank credit facility (each as discussed below). The Company's unrestricted cash and cash equivalents totaled $19.9 million at April 30, 2003. The Company's restricted cash and cash equivalents at April 30, 2003 totaled an additional $21.3 million. The cash balance at April 30, 2003 reflects the effects of the lease and debt payment moratorium (as discussed below). Payments suspended as of this date are approximately $7.0 million.

As of March 31, 2003, the Company had a working capital deficit of $75.9 million compared with a $45.2 million deficit on December 31, 2002. The increase in the working capital deficit is due primarily to decreased cash from capital spending to acquire spare parts for the 717 program, as well as the reclassification of certain debt obligations from long-term to short-term (as discussed more fully below). The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and frequent flyer program liability (which represents deferred revenue and accrued costs associated with future travel). Because of this, the Company expects to operate at a working capital deficit.

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the bank credit facility declines in tranches from $25.0 million in October 2002 to $18.5 million in mid-April 2003. At March 31, 2003, the credit facility was $19.0 million, with a subsequent reduction to $18.5 million in mid-April per the agreement. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The interest rate on borrowings under the facility is prime plus 50 basis points.

The credit agreement requires monthly compliance with certain financial covenants. Primarily due to a weak revenue environment and increasing fuel prices, the Company did not meet the financial covenants as of January 31, 2003 and obtained a waiver of the covenant default. The Company also did not meet the financial covenants as of February 28, 2003, March 31, 2003 and April 30, 2003. In addition, the Company's action to suspend payments to lessors and certain other creditors announced March 7 resulted in a default under the terms of the credit agreement, as well as under certain lease agreements. A default under the credit agreement entitles the banks to, among other things, terminate the bank credit facility and demand immediate repayment of all outstanding amounts. The Company is in discussions with the banks and lessors to attempt to resolve the situation; however, there is no assurance that it will be successful in these negotiations. As a result of the payment suspension, the Company has reclassified $6.4 million of debt related to one MD-80 from long-term to short-term on the accompanying balance sheet.

As of March 31, 2003, the Company had borrowings under the facility totaling $2.5 million. In addition, the Company had outstanding letters of credit totaling approximately $15.9 million, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities. As of April 30, 2003, the Company had borrowings under the facility totaling $2.5 million; it expects that the outstanding amount will decline $0.5 million by mid-May due to proceeds from the sale of assets. The amount of the outstanding letters of credit had not changed as of April 30, 2003.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., "restricted cash"). As a result of this amendment, the credit card processor has retained cash representing 85 percent of the credit card processor's risk exposure (determined on a daily basis), or $15.4 million of the $16.8 million of restricted cash as of March 31, 2003. As of April 18, 2003, the level was raised to 90 percent. The processor can raise the level to 100% of its risk exposure at its discretion, as long as the Company remains in default under the covenants. The Company did not meet the financial covenants for January 2003, but received a waiver for that month. The Company also did not meet the financial covenants for February, March or April 2003. In addition, the Company's action to suspend payments to lessors and certain other creditors announced March 7 resulted in a default under the terms of the credit card processing agreement. The Company obtained a waiver from the credit card processor for the January 2003 financial covenant defaults, and is in discussions with the credit card processor to attempt to resolve the current situation. There is no assurance that the Company will be successful in those negotiations. The credit card processing agreement is secured by a second priority lien, with certain exceptions, on substantially all non-aircraft personal property assets of the Company and certain aircraft and by a third priority lien on the Company's headquarters facility. It is likely, if current industry conditions persist, that other credit card processors will require a holdback as well. The aggregate amount of the risk exposure of the other processors as of April 30, 2003 was approximately $6.7 million.

The Company offers the Midwest Airlines MasterCard program. During 2002, the Company transitioned the program from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards. In early fourth quarter 2002, Juniper Bank paid the Company $20.0 million in accordance with the agreement between the parties. In essence, this payment is in part the payment of a minimum amount due for the period from July 1, 2002 to the date of the payment and in part the prepayment of a minimum amount due for the period from the date of payment through June 30, 2003. The Company is recognizing revenue under the agreement (subject to the Company's revenue recognition policies for frequent flyer miles) based on actual credit card purchase and mileage credit activity rather than on the receipt of these or similar cash payments that the agreement may obligate Juniper Bank to make. Accordingly, the Company is reflecting deferred revenue on its balance sheet based on the amount by which the cash the Company has received under the agreement exceeds the revenue the Company has recognized under the Company's revenue recognition policy. As of March 31, 2003, the deferred revenue was $6.4 million. This liability will decrease by approximately $1.3 million to $1.5 million per month, and the Company expects the balance will be fully decremented by the end of third quarter 2003.

Capital spending totaled $9.6 million for the three months ended March 31, 2003. Capital expenditures consisted primarily of costs associated with the start up of the Boeing 717 program, with the majority of the spending related to the acquisition of spare parts for the aircraft program. Capital spending for the remainder of the year is estimated at $6 million.

To date, the Company has made pre-delivery progress payments of $51.4 million for the Boeing 717 aircraft program, of which $40.0 million was funded under a loan agreement with KfW, guaranteed by Rolls-Royce. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing. Under a financing commitment between the Company and BCC, at each aircraft delivery date BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and BCC then leases the aircraft to the Company. At that time, BCC reimburses the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company funded such payments through KfW, the Company uses the amounts reimbursed to repay the related debt to KfW. To the extent the Company originally funded such payments with operating cash, the amounts reimbursed represent available cash. With the loan agreement with KfW and the BCC commitment, the Company believes it has requisite financing for the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that the Company will be unable to meet the conditions.

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of another MD-80 series aircraft, for a 10-year term. Three 328JETs were debt-financed in 2001, each for a period up to 32 months at fixed interest rates ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. The Company will attempt to refinance these 328JET regional jets for longer terms when the initial financing comes due in August and November 2003 for two jets and in January 2004 for the third. The Company's ability to refinance these jets will be dependent in part on the then-current fair market value of the jets and the Company's financial position. As of April 30, 2003, the Company believes that the aggregate value of these 328JET regional jets is approximately $12.0 million less than the aggregate amount of the associated indebtedness.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of March 31, 2003, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during the three months ended March 31, 2003.

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

The Company maintains a qualified defined benefit plan, the Pilots' Supplemental Pension Plan (the "Qualified Plan"), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The discount rate used to determine the funding requirements for the Qualified Plan was 6.75%. To determine this rate, industry benchmarks were used, primarily the Moody's Aa Corporate Bond yield as of December 31, 2002. The method used to determine the market-related value of plan assets is the prior year's market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. The Qualified Plan assets are currently invested in money market and other stable principal-type funds. Estimated 2003 funding requirements for the Qualified Plan are $1.7 million.

On March 7, 2003, the Company suspended aircraft lease and debt payments associated with the Company's DC-9, MD-80, 328JET and Beech 1900 aircraft until June 7, 2003. The suspension is intended to provide the Company opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Payments being suspended total approximately $9.7 million. Because the Company suspended the payments without the consent of the lessors and other affected creditors, the suspension of payments resulted in defaults under the terms of the applicable leases and debt obligations, and also resulted in defaults under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions. This could potentially result in an increase of the reserve under that agreement to 100% of the card processor's exposure, and may result in defaults of other contractual obligations. Such defaults give the other parties to these arrangements certain rights and remedies. Although the Company is negotiating with the relevant parties regarding the consequences of the defaults, there is no assurance it will be successful in these negotiations.

In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, a supplemental appropriations bill to provide certain aviation-related assistance, the Emergency Wartime Supplemental Appropriations Act. The bill includes the following key provisions:

     o $2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration ("TSA") to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. These amounts will be distributed not later than 30 days after the date of enactment of the legislation.
     o The TSA will not impose passenger security fees on air carriers during the period beginning June 1, 2003 and ending September 30, 2003.
     o $100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

     o Aviation war risk insurance provided by the federal government is extended until August 2004.

The Company expects to receive a grant of approximately $10-11 million in May 2003 as a result of this legislation.

Going forward, there are numerous uncertainties associated with the Company's liquidity position. Financial results and cash flow from operations can vary significantly depending on the price of fuel, the general economic condition of the country, and the acts undertaken by other airlines in the industry with regard to capacity and pricing. The Company is attempting to solve immediate liquidity issues by implementing measures to reduce costs. Many actions have been taken, while others require the participation of labor unions representing certain of the Company's employees, aircraft lessors and debt providers. In addition, the Company is seeking liquidity from other sources including government sources and significant suppliers. There is no assurance that the Company's short and long-term liquidity issues will be resolved without a substantial restructuring of its business and contracts, and an overall improvement in the conditions within the industry. To successfully restructure the Company, the Company may need to pursue alternative restructuring scenarios, including judicial restructuring.


                          Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty, and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates: revenue recognition, frequent flyer revenue and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements in the Company's Annual Report on 10-K.

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

The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company's frequent flyer program is accrued based on estimated redemption percentages applied to actual mileage recorded in members' accounts. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at March 31, 2003.

Impairment of Long-Lived Assets
-------------------------------
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset and significant negative industry or economic trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company's service, future market conditions and industry competition. Other assumptions include determining the discount rule and future growth rates.

                              Pending Developments

This Form 10-Q filing, particularly this "Pending Developments" section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from projected results due to factors that include but are not limited to:

     o the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
     o the Company's ability to negotiate new agreements with its aircraft lessors and debt providers;
     o the Company's ability to successfully achieve the desired profit-improvement measures;
     o uncertainties concerning ongoing financing for operations, including the ability to finance the purchase of new aircraft;
     o    uncertainties related to general economic factors;
     o    industry conditions;
     o    labor relations;
     o    scheduling developments;
     o government regulations, including increased costs for compliance with new or enhanced government regulations;
     o aircraft maintenance and refurbishment schedules, including the cost of maintaining older aircraft in the Company's fleet;
     o    potential delays related to acquired aircraft;
     o    increases in fuel costs or the failure of fuel costs to decline;
     o    competitive developments;
     o    interest rates;
     o    increased costs for security-related measures;
     o    higher fixed costs associated with the Boeing 717 aircraft;
     o potential aircraft incidents and other events beyond the Company's control (for example, traffic congestion and weather conditions); and
     o terrorist attacks or fear of terrorist attacks, and other world events, including U.S. military involvement in overseas operations.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's Securities and Exchange Commission filings.

Boeing 717 Aircraft - In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under the amended purchase agreement, delivery of the aircraft began in February 2003 and will continue into 2005 at a rate of one aircraft every month. The first Boeing 717 aircraft entered scheduled service in March 2003. These aircraft will replace Midwest Airlines DC-9 aircraft and be used to expand service in existing and new markets. The purchase will significantly affect the Company's cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs and lease payment expenses) than the Company's DC-9 aircraft. Benefits of the Boeing 717 aircraft, which are not fixed in amount, include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs, and higher revenues through potential increased demand for air travel due to the fact that the Company is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft. The Company's current Report on Form 8-K dated June 19, 2002 and filed June 20, 2002 discusses additional risks concerning the Boeing 717 program.

Regional Jet Aircraft - In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. In August 2001, the parties signed a purchase agreement related to this order. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, the Company reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, the Company reached further agreement with Embraer in March 2002 to delay delivery of the first aircraft until January 2004. This delay was intended to allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest Airlines fleet and provide additional time for the Company to evaluate financing alternatives. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Midwest Connect with flexibility to serve markets with differing capacity demands. The Embraer regional jet program requires less significant pre-delivery payments than the Boeing 717 program but will require long-term financing on or after delivery. The Company believes long-term financing will be difficult to obtain given current industry conditions and Company financial results, and is in discussions with Embraer to further defer the deliveries of these aircraft.

Labor Relations - In June 2001, Midwest Connect began negotiating with its pilots who are represented by the Air Line Pilots Association ("ALPA"), a collective bargaining labor union. The Midwest Connect pilots' contract became amendable in January 2002. The Company and ALPA are currently in negotiations for a new contract. In July 2002, the Company and ALPA jointly filed for mediation services from the National Mediation Board.

The Company is currently in discussions with its labor unions regarding cost concessions as part of the internal restructuring initiative. In April 2003, the Company reached agreement with Midwest Airlines pilots, represented by ALPA, for a six-month wage reduction that will result in savings of approximately $1 million in the aggregate over the six-month period. The Company is continuing discussions with ALPA for long-term productivity and work rule improvements. The Company is also in discussions with the Association of Flight Attendants in regard to concessions.

New Accounting Pronouncements - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. The adoption of SFAS No. 146 did not have a material impact on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee's residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations would not apply to product warranties or to guarantees accounted for as derivatives. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's condensed consolidated financial statements.

Insurance - Due to the events of September 11, aviation insurance carriers have significantly increased the premiums for aviation insurance, as well as hull and war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. The Company has received an extension of this war-risk liability insurance through June 13, 2003. As a result of the Emergency Wartime Supplemental Appropriations Act of 2003, the Company expects to receive extensions of this coverage through August 31, 2004.

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

Low-Fare Service - On February 26, 2003, the Company announced the launch of low-fare service focusing on the leisure market. Service is expected to be initiated in the third quarter 2003 and will complement the Company's existing premium (Midwest Airlines) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to offer low-fare service was based on extensive market research. The Company expects to initiate service with five MD-80 aircraft (currently part of the Midwest Airlines fleet) in a high-density seating configuration that will seat 143-147 passengers in a three-by-two configuration in a single-class cabin. Pitch will average 33 inches, similar to Midwest Airlines and more than other low-fare carriers. The low-fare brand is expected to enhance the Company's competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expanding to destinations that have not been economically viable to serve with the premium product, and serving some existing destinations more cost efficiently.

Suspension of Payments - On March 7, 2003, the Company suspended aircraft lease and debt payments associated with the Company's DC-9, MD-80, 328JET and Beech 1900 aircraft until June 7, 2003. The suspension is intended to provide the Company opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company suspended the payments without the consent of the lessors and other affected creditors, the suspension of payments resulted in defaults under the terms of the applicable leases and debt obligations, and also resulted in defaults under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions. This could potentially result in an increase of the reserve under that agreement to 100% of the card processor's exposure, and may result in defaults of other contractual obligations. Such defaults give the other parties to these arrangements certain rights and remedies. Although the Company is negotiating with the relevant parties regarding the consequences of the defaults, there is no assurance it will be successful in these negotiations.

Government Assistance - The Company is in discussions with Milwaukee County regarding financial support related to interest and principal obligations on aircraft maintenance facilities financed by industrial development revenue bonds. The Company is the obligor for payment of interest, and principal and the bonds are supported by letters of credit issued by a credit facility bank. Discussions have been directed toward Milwaukee County becoming the obligor for the payment of interest and principal, and in return receiving certain assets of the Company as collateral. This would have the effect of reducing the Company's credit exposure to the credit facility bank.

As discussed above, in April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act. The Company expects to receive a grant of approximately $10-11 million in May 2003 as a result of this legislation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There have been no material changes in the Company's market risk since December 31, 2002.


Item 4. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman of the Board, President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

Exhibit No.       Description

(99.1) Written Statement of the Chairman of the Board, President and Chief
       Executive Officer Pursuant to 18 U.S.C. Section 1350.

(99.2) Written Statement of the Senior Vice President and Chief Financial
       Officer Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K
          -------------------

          The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

         Date Filed            Date of Report            Item
         ----------            --------------            ----
February 10, 2003              January 23, 2003          The Company filed a news release under Item 5 of Form 8-K
                                                         reporting fourth quarter and full year 2002 financial results.

February 21, 2003              February 12, 2003         The Company filed a news release under Item 5 of Form 8-K
                                                         reporting January performance data for Midwest Airlines and
                                                         Midwest Connect.

February 27, 2003              February 26, 2003         The Company filed a press release under Item 5 of Form 8-K announcing strategic plans to position its operations for the future.

March 7, 2003                  March 7, 2003             The Company filed a news release under Item 5 of Form 8-K
                                                         announcing details of a comprehensive strategic plan to return to profitability.

March 13, 2003                 March 12, 2003            The Company filed a news release under Item 5 of Form 8-K
                                                         reporting February performance data for Midwest Airlines and
                                                         Midwest Connect.

March 14, 2003                 March 14, 2003            The Company filed a news release under Item 5 of Form 8-K
                                                         relating to its negotiations regarding aircraft-related
                                                         obligations.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Midwest Express Holdings, Inc.
                                        ------------------------------



Date:     May 15, 2003                  By /s/ Timothy E. Hoeksema
                                           -------------------------------------
                                        Timothy E. Hoeksema
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Date:     May 15, 2003                  By /s/ Robert S. Bahlman
                                           -------------------------------------
                                        Robert S. Bahlman
                                        Senior Vice President and
                                        Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 15, 2003


/s/ Timothy E. Hoeksema
----------------------------------------
Timothy E. Hoeksema
Chairman of the Board, President
   and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 15, 2003


/s/ Robert S. Bahlman
----------------------------------------
Robert S. Bahlman
Senior Vice President and
   Chief Financial Officer

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003
                      ------------------------------------

Exhibit No.                  Description
-----------                  -----------

(99.1) Written Statement of the Chairman of the Board, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
(99.2) Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.