Form 10-Q
period 2003-06-30
MIDWEST EXPRESS HOLDINGS INC
filed 2003-08-14
CIK 948845

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 15,517,411 shares of Common Stock, $.01 par value, of the registrant outstanding.

                         MIDWEST EXPRESS HOLDINGS, INC.

                                    FORM 10-Q

                       For the period ended June 30, 2003

                                      INDEX



                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements (unaudited)
-------  --------------------------------

         Condensed Consolidated Statements of Operations                   3

         Condensed Consolidated Balance Sheets                             4

         Condensed Consolidated Statements of Cash Flows                   5

         Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.  Management's Discussion and Analysis of Results of Operations
-------  -------------------------------------------------------------
         and Financial Condition                                          15
         -----------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       36
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures                                          36
-------  -----------------------

                           PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                  38
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              38
-------  ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 39
-------  --------------------------------

         SIGNATURES                                                       40

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
------------------------------------------

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                                 --------                            --------
                                                          2003              2002               2003              2002
                                                          ----              ----               ----              ----
Operating revenues:
     Passenger service                               $      83,147     $     104,095      $     163,076     $     195,645
     Cargo                                                   1,252             1,491              2,536             3,110
     Other                                                  12,499            10,389             25,344            21,242
                                                     --------------    --------------     --------------    --------------
       Total operating revenues                             96,898           115,975            190,956           219,997
                                                     --------------    --------------     --------------    --------------

Operating expenses:
     Salaries, wages and benefits                           34,742            39,618             73,725            77,589
     Aircraft fuel and oil                                  18,270            19,801             42,990            35,539
     Commissions                                             2,820             5,155              6,201             9,749
     Dining services                                         1,451             5,583              4,713            10,206
     Station rental, landing and other fees                  8,354             8,960             19,535            18,715
     Aircraft maintenance materials and repairs              7,297             9,798             15,234            19,324
     Depreciation and amortization                           5,487             5,161             10,844            10,720
     Aircraft rentals                                       12,307             6,313             18,709            12,622
     Impairment loss                                             -                 -                  -            29,911
     Other                                                  11,725            13,664             22,482            26,367
                                                     --------------    --------------     --------------    --------------
       Total operating expenses                            102,453           114,053            214,433           250,742
                                                     --------------    --------------     --------------    --------------
Operating (loss) income                                     (5,555)            1,922            (23,477)          (30,745)
                                                     --------------    --------------     --------------    --------------

Other income (expense):
     Interest income                                           176               342                480               567
     Interest expense                                         (499)             (873)              (987)           (1,809)
     Other, net                                             11,432                92             11,431            39,582
                                                     --------------    --------------     --------------    --------------
       Total other income (expense)                         11,109              (439)            10,924            38,340
                                                     --------------    --------------     --------------    --------------

Income (Loss) before income tax provision (credit)           5,554             1,483            (12,553)            7,595
Income tax provision (credit)                                1,944               548             (4,393)            2,811
                                                     --------------    --------------     --------------    --------------
Net Income (Loss)                                    $       3,610     $         935      $      (8,160)    $       4,784
                                                     ==============    ==============     ==============    ==============


Income (Loss) per common share - basic               $        0.23     $        0.07      $       (0.53)    $        0.34
                                                     ==============    ==============     ==============    ==============
Income (Loss) per common share - diluted             $        0.23     $        0.07      $       (0.53)    $        0.34
                                                     ==============    ==============     ==============    ==============

Weighted average shares - basic                         15,516,279        14,055,278         15,514,299        13,944,052
Weighted average shares - diluted                       15,538,228        14,131,780         15,514,299        14,024,125

See notes to unaudited consolidated financial statements.

                         MIDWEST EXPRESS HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               June 30,         December 31,
                                  ASSETS                                         2003              2002
                                                                                 ----              ----
Current assets:
     Cash and cash equivalents                                             $       35,023     $      41,498
     Accounts receivable:
        Traffic, less allowance for doubtful accounts of $61 and $133
           at June 30, 2003  and December 31, 2002, respectively                    3,779             4,575
        Income tax refund                                                               -             5,247
        Other receivables                                                             332               555
                                                                           ---------------    --------------
     Total accounts receivable                                                      4,111            10,377
     Inventories                                                                    7,182             7,250
     Prepaid expenses:
         Commissions                                                                1,028             1,691
         Other                                                                      7,436             5,649
                                                                           ---------------    --------------
     Total prepaid expenses                                                         8,464             7,340
     Restricted cash                                                               25,558            15,067
     Deferred income taxes                                                         12,614            10,013
                                                                           ---------------    --------------
Total current assets                                                               92,952            91,545

Property and equipment, at cost                                                   357,305           360,993
     Less accumulated depreciation and amortization                               137,549           136,429
                                                                           ---------------    --------------
Net property and equipment                                                        219,756           224,564

Landing slots and leasehold rights, less accumulated amortization of $3,833
   and $3,642 at June 30, 2003 and December 31, 2002, respectively                  2,917             3,108
Aircraft purchase deposits and pre-delivery progress payments                      54,737            52,362
Other assets                                                                       19,346             5,027
                                                                           ---------------    --------------
Total assets                                                               $      389,708     $     376,606
                                                                           ===============    ==============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $        6,524     $       6,702
     Income taxes payable                                                           3,559                 -
     Notes payable                                                                  2,344             5,500
     Current maturities of long-term debt                                          32,614            18,194
     Air traffic liability                                                         41,518            38,700
     Unearned revenue                                                              15,187            23,870
     Accrued liabilities:
        Vacation pay                                                                6,464             6,676
        Scheduled maintenance expense                                               3,508             5,932
        Frequent flyer awards                                                       1,950             1,985
        Other                                                                      40,458            29,175
                                                                           ---------------    --------------
Total current liabilities                                                         154,126           136,734

Long-term debt                                                                      2,314            16,903
Long-term debt on pre-delivery progress payments                                   41,118            37,516
Deferred income taxes                                                              23,364            25,193
Noncurrent scheduled maintenance expense                                            2,088             6,186
Accrued pension and other postretirement benefits                                  14,741            12,724
Deferred frequent flyer partner revenue                                             7,398             8,085
Other noncurrent liabilities                                                       27,966             8,138
                                                                           ---------------    --------------
Total liabilities                                                                 273,115           251,479

Shareholders' equity:
     Preferred stock, without par value; 5,000,000 shares authorized,
       no shares issued and outstanding                                                 -                 -
     Common stock, $.01 par value; 25,000,000 shares authorized,
       16,224,531 shares issued                                                       162               162
     Additional paid-in capital                                                    32,126            32,177
     Treasury stock, at cost                                                      (15,578)          (15,644)
     Retained earnings                                                             99,883           108,043
     Cumulative other comprehensive income                                              -               389
                                                                           ---------------    --------------
Total shareholders' equity                                                        116,593           125,127
                                                                           ---------------    --------------
Total liabilities and shareholders' equity                                 $      389,708     $     376,606
                                                                           ===============    ==============

See notes to unaudited condensed consolidated financial statements.

                         MIDWEST EXPRESS HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                      2003          2002
                                                                      ----          ----
Operating activities:
     Net (loss) income                                            $   (8,160)   $    4,784
     Items not involving the use of cash:
         Impairment loss                                                   -        29,911
         Depreciation and amortization                                10,844        10,720
         Deferred income taxes                                        (4,430)        1,648
         Other, net                                                    9,596       (11,586)

     Changes in operating assets and liabilities:
         Accounts receivable                                           6,266        11,231
         Inventories                                                      68          (651)
         Prepaid expenses                                                182        (1,132)
         Restricted cash                                             (10,491)      (19,539)
         Accounts payable                                               (178)       (9,984)
         Accrued liabilities                                           7,744         3,203
         Unearned revenue                                             (8,274)          (90)
         Air traffic liability                                         2,818         1,291
         Accrued pension                                               2,017         1,256
         Deferred frequent flyer partner revenue                      (1,096)          613
                                                                  -----------   -----------
     Net cash provided by operating activities                         6,906        21,675
                                                                  -----------   -----------

Investing activities:
         Capital expenditures                                        (11,151)       (2,630)
         Aircraft purchase deposits and pre-delivery progress payment(18,428)      (32,619)
         Aircraft purchase deposits returned                          16,393             -
         Proceeds from sale of property and equipment                    535           334
         Other, net                                                     (670)          (61)
                                                                  -----------   -----------
     Net cash used in investing activities                           (13,321)      (34,976)
                                                                  -----------   -----------

Financing activities:
         Funding of pre-delivery progress payments                    16,962        23,002
         Funds received from private equity placement                      -        20,527
         Return of pre-delivery progress payments                    (13,615)            -
         Payment on note payable                                      (3,531)      (10,000)
         Payments on capital lease obligations                           (50)            -
         Other, net                                                      174        (1,085)
                                                                  -----------   -----------
     Net cash (used in) provided by financing activities                 (60)       32,444
                                                                  -----------   -----------

Net (decrease) increase in cash and cash equivalents                  (6,475)       19,143
Cash and cash equivalents, beginning of period                        41,498        46,923
                                                                  -----------   -----------
Cash and cash equivalents, end of period                          $   35,023    $   66,066
                                                                  ===========   ===========

     Supplemental non cash financing activities:
           Non-cash incentives                                    $   19,813    $        -

See notes to unaudited condensed consolidated financial statements.

                         Midwest Express Holdings, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1.   Business and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

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

4.   Other Income

     In May 2003, the Company recorded other income of $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs.

5.   Private Placement of Common Stock

     During the second quarter 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company's common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commissions and expenses, of $20.5 million were used to reduce indebtedness and provide general working capital.

6.   Segment Reporting

     Midwest Airlines and Midwest Connect constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Financial information for the three- and six-month periods ended June 30 for the two operating segments, Midwest Airlines and Midwest Connect, follows (in thousands).

                        Three Months Ended June 30, 2003
                        --------------------------------

                                                                                Midwest
                                                               Midwest          Connect     Elimination     Consolidated
                                                               -------          -------     -----------     ------------
Operating revenues                                             $79,836          $18,436         ($1,374)         $96,898
Operating loss                                                  (4,580)            (975)              -           (5,555)
Depreciation and amortization expense                            4,528              959               -            5,487
Interest income                                                    212                -             (36)             176
Interest expense                                                  (499)             (36)             36             (499)
Income (loss) before income tax provision (credit)               6,110             (556)              -            5,554
Income tax provision (credit)                                    2,139             (195)              -            1,944
Net income (loss)                                                3,971             (361)              -            3,610
Total assets                                                   345,915           64,107         (20,314)         389,708
Capital expenditures                                             1,364              215               -            1,579


                        Three Months Ended June 30, 2002
                        --------------------------------
                                                                                Midwest
                                                               Midwest          Connect     Elimination     Consolidated
                                                               -------          -------     -----------     ------------
Operating revenues                                             $97,397          $20,065         ($1,487)        $115,975
Operating income (loss)                                          2,003              (81)              -            1,922
Depreciation and amortization expense                            4,229              932               -            5,161
Interest income                                                    371                -             (29)             342
Interest expense                                                  (873)             (29)             29             (873)
Income (loss) before income tax provision (credit)               1,593             (110)              -            1,483
Income tax provision (credit)                                      589              (41)              -              548
Net income (loss)                                                1,004              (69)              -              935
Total assets                                                   338,428           66,250         (11,473)         393,205
Capital expenditures                                             1,059              330               -            1,389


                         Six Months Ended June 30, 2003
                         ------------------------------
                                                                                Midwest
                                                               Midwest          Connect     Elimination     Consolidated
                                                               -------          -------     -----------     ------------
Operating revenues                                            $159,462          $34,209         ($2,715)        $190,956
Operating loss                                                 (16,679)          (6,798)              -          (23,477)
Depreciation and amortization expense                            8,861            1,983               -           10,844
Interest income                                                    554                -             (74)             480
Interest expense                                                  (987)             (74)             74             (987)
Loss before income tax credit                                   (6,137)          (6,416)              -          (12,553)
Income tax credit                                               (2,147)          (2,246)              -           (4,393)
Net loss                                                        (3,990)          (4,170)              -           (8,160)
Total assets                                                   345,915           64,107         (20,314)         389,708
Capital expenditures                                            10,879              272               -           11,151


                         Six Months Ended June 30, 2002
                         ------------------------------
                                                                                Midwest
                                                               Midwest          Connect     Elimination     Consolidated
                                                               -------          -------     -----------     ------------
Operating revenues                                            $185,952          $36,799         ($2,754)        $219,997
Operating loss                                                 (29,889)            (856)              -          (30,745)
Depreciation and amortization expense                            8,936            1,784               -           10,720
Interest income                                                    627                -             (60)             567
Interest expense                                                (1,809)             (60)             60           (1,809)
(Loss) income before income tax (credit) provision             (30,989)          38,584               -            7,595
Income tax (credit) provision                                  (11,465)          14,276               -            2,811
Net (loss) income                                              (19,524)          24,308               -            4,784
Total assets                                                   338,428           66,250         (11,473)         393,205
Capital expenditures                                             1,874              756               -            2,630

7.   Derivative Instruments and Hedging Activities

The Company from time to time utilizes option contracts to mitigate exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At June 30, 2003, the Company had no options in place for future periods. If options had been in place at the end of the quarter, the value of the options would be determined using estimates of fair market value provided by the institutions that wrote the options.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. The Company reclassified $0.1 million to the income statement in second quarter 2003; year-to-date, $1.1 million has been reclassified to the income statement as a result of expired hedges. Cumulative other comprehensive income was $0 and $0.1 million for the six-month periods ended June 30, 2003 and 2002, respectively.

8.   Debt Obligation Used for Aircraft Progress Payments

In the second quarter 2002, the Company entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. The Company obtained the loan from Kreditanstalt fur Wiederaufbau Bank ("KfW") with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG ("Rolls-Royce"). Rolls-Royce agreed to guarantee this loan agreement on behalf of the Company. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing, against which the Company has borrowed $40.3 million as of June 30, 2003. Under a financing commitment between the Company and Boeing Capital Corporation ("BCC"), at each aircraft delivery date BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and then leases the aircraft to the Company. At that time, BCC reimburses the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company originally funded such payments through KfW, the Company uses the amounts reimbursed to repay the related debt to KfW. The loan balance above reflects the net effect of pre-delivery progress payments and delivery reimbursements as of June 30, 2003. Interest accrues from the date of borrowing to the aircraft delivery date, and is included in the final purchase price. The interest on borrowings under the agreement is LIBOR plus 195 basis points. This debt has been classified as long-term in the accompanying condensed consolidated balance sheet. There are no financial covenants associated with this debt obligation.

9.   New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. In second quarter 2003, the Company recorded $4.6 million (pre-tax) of aircraft lease expense for five leased DC-9 aircraft removed from Midwest Airlines service prior to June 30, 2003, in accordance with SFAS 146. These non-cash expenses were included in the aircraft rentals line of the Company's statements of operations. The expense reflects future obligations for these aircraft following their out-of-service dates. The Company has five additional DC-9 leased aircraft that it plans to remove from service during the third and fourth quarters of 2003 and the first quarter of 2004. The Company expects to record an additional non-cash charge of $3.4 million (pre-tax) in accordance with SFAS No. 146 in relation to these aircraft.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires issuers to classify as liabilities certain classes of freestanding financial instruments (instruments that are entered into separately from other instruments or transactions or are legally detachable and separately exercisable) that represent obligations of the issuer. SFAS No. 150 is effective for all public company freestanding financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150, which is effective for the Company on July 1, 2003, will not have a material impact on the Company's condensed consolidated financial statements.

10.  Other Debt Obligations

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the bank credit facility declined in tranches from $25.0 million in October 2002 to $18.5 million in mid-April 2003. At June 30, 2003, the Company had $17.8 million outstanding on the credit facility. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The interest rate on borrowings under the facility is prime plus 50 basis points.

As of June 30, 2003, the Company had borrowings under the bank credit facility totaling $2.0 million. In addition, the Company had outstanding letters of credit totaling $15.8 million, reducing the available credit by that amount. The letters of credit are primarily used to support financing of the Company's maintenance facilities.

The credit agreement requires monthly compliance with certain financial covenants. Primarily due to a weak revenue environment and increasing fuel prices, the Company did not meet the financial covenants as of January 31, 2003 and obtained a waiver of the covenant default. The Company also did not meet the financial covenants for February, March or April 2003. While the Company achieved financial covenants in May and June 2003, the Company was still in default on the credit facility as a result of the non-payment of obligations under certain aircraft lease and debt agreements. The suspension of payments on these lease and debt obligations also resulted in defaults under those respective agreements. The temporary payment suspension also resulted in the Company reclassifying $6.4 million of debt related to one MD-80 from long-term to short-term on the accompanying condensed consolidated balance sheet as of June 30, 2003.

On July 17, 2003, the Company announced that it had reached preliminary agreements with aircraft lessors and lenders on the restructuring of leases and debt obligations that had been under payment suspension. This agreement is discussed in more detail in Note 14.

11.  Non-cash Incentives

Non-cash incentives consist of purchase incentives received from aircraft and engine manufacturers upon delivery of aircraft. These incentives will be recognized over the life of the related leases.

12.  Shareholders' Equity

At June 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 8 of the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected for the stock option plan in the condensed consolidated financial statements in this filing.

Had compensation costs for the Company's stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income
(loss) per share for the three- and six-month periods ended June 30 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                            2003            2002          2003            2002
                                                            ----            ----          ----            ----
  Net income (loss):
    As reported                                          $  3,610        $    935     $  (8,160)      $   4,784
  Deduct: Total stock-based employee
    compensation expense determined under fair
    value based methods, net of related tax effect           (330)           (538)         (654)         (1,076)
                                                         --------        --------     ---------       ---------
    Pro forma                                            $  3,280        $    397     $  (8,814)      $   3,708
                                                         ========        ========     =========       =========
  Net income (loss) per share - basic:
    As reported                                          $   0.23        $   0.07     $   (0.53)      $    0.34
    Pro forma                                            $   0.21        $   0.03     $   (0.57)      $    0.27
  Net income (loss) per share - diluted:
    As reported                                          $   0.23        $   0.07     $   (0.53)      $    0.34
    Pro forma                                            $   0.21        $   0.03     $   (0.57)      $    0.26

The following table is a reconciliation of the weighted average shares outstanding for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands):


                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                            2003            2002          2003            2002
                                                            ----            ----          ----            ----
  Weighted average shares
        outstanding                                        15,516          14,055        15,514          13,944
      Effect of dilutive securities:
        Stock options (1)                                       0              62             0              66
      Shares issuable under the 1995
        Stock Plan for Outside
        Directors (2)                                          22              15             0              14
                                                               --              --             -              --
     Weighted average shares
       outstanding assuming dilution                       15,538          14,132        15,514          14,024

(1) Stock options outstanding under the 1995 Stock Option Plan of 2,031 and 1,621 were excluded from the calculations for the three and six months ended June 30, 2003 and 2002 as their effect was anti-dilutive.
(2) Shares issuable under the 1995 Stock Plan for Outside Directors of 20 were excluded from the calculations for the three and six months ended June 30, 2003 as their effect was anti-dilutive.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) was $3.6 million and $(8.6) million for the three- and six-month periods ended June 30, 2003, and $0.7 million and $4.9 million for the three- and six-month periods ended June 30, 2002, respectively. The change in comprehensive income (loss) is due to changes in fuel price options accounted for as hedges and other changes in net income (loss).

14.  Going Concern and Management's Plan

Going Concern - The consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements in this filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in 2001 and 2002, and existing industry conditions - including higher fuel prices and depressed business travel due to the stagnant economy - will likely cause the Company to incur an operating loss for 2003. In addition, the Company's liquidity position has deteriorated as a result of the losses and additional pressure applied by the Company's creditors to reduce its obligations.

On March 7, 2003, the Company suspended lease and debt payments associated with most of its aircraft, initially until June 7, 2003. On June 12, 2003, the Company extended the payment suspension indefinitely while it continued in negotiations with lessors and other affected creditors. (Note that the obligations related to the Boeing 717 aircraft purchases and related leases were not included in the payment moratorium.) The suspension was intended to provide the Company the opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company suspended payments without the consent of the lessors and other affected creditors, the suspension of payments resulted in defaults under the terms of the applicable leases and debt obligations and a default under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions. Such defaults give the other parties to these arrangements certain rights and remedies. For example, the default under the Company's credit card processing agreement for MasterCard/Visa transactions has resulted in an increase of the reserve under that agreement to 100% of the card processor's exposure. On July 17, 2003, the Company announced that it had reached preliminary agreements with aircraft lessors and lenders on the restructuring of leases and debt obligations that had been under payment suspension. These preliminary agreements are discussed in more detail below in Management's Plan.

The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flows to meet obligations on a timely basis and to obtain additional financing should industry conditions not improve. Management is implementing a number of plans to help alleviate these situations, as described in Management's Plan.

Management's Plan - The Company has implemented a number of actions to improve its profitability and liquidity position. These actions focus on two key areas:
1) cost reductions and
internal restructuring, and 2) the launch of Midwest Airlines Saver Service to address the growing low-fare segment of the market. Further discussion of these actions follows.


Cost Reductions and Internal Restructuring

In February 2003, the Company announced measures aimed at improving cash flow in addition to previous cost control initiatives. The Company reduced capacity, switched to a buy-onboard dining option, discontinued standard travel agency commissions to match the industry, and implemented service fee increases for nonrefundable tickets. In addition, the Company implemented an additional workforce reduction, and remaining non-union employees received across-the-board compensation reductions.

In July 2003, the Company announced that it had reached preliminary agreement with labor unions, lessors and creditors on permanent cost reductions. Assuming the Company reaches final agreements regarding these matters, the Company is targeting its financial restructuring initiatives -- along with numerous internal cost-reduction measures, revenue enhancements and flight schedule changes implemented since September 11, 2001 -- to improve profitability and reduce costs, relative to what it would have experienced if it had not effected these changes, by approximately $70 million annually going forward. The Company's objective is to finalize these agreements in August 2003. As the Company moves forward with and completes its restructuring initiatives, it will be subject to certain non-cash charges, which may be significant, throughout the remainder of 2003. The cost reductions relate to the following areas:

o Labor cost savings and productivity improvements from the Company's employee unions.
o Identification of opportunities to enhance productivity for non-represented employees.
o    Renegotiation of aircraft finance agreements.
o Adjustment of the Company's fleet plan and delivery schedules to provide for more controlled growth.

Low-Fare Service

In February 2003, the Company announced the launch of low-fare service in high demand, leisure-oriented markets, branded as Midwest Airlines Saver Service. Service was launched August 1, 2003 with existing MD-80 aircraft that were converted to a two-by-three seating configuration, with a total of eight MD-80 aircraft to be converted to the new configuration by year end. Saver Service is expected to enable the Company to serve high-volume leisure destinations more profitably.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

                             Results of Operations

Overview
--------
The Company's second quarter 2003 operating loss was ($5.6) million, a decline of $7.5 million from second quarter 2002 operating income of $1.9 million. Net income for the quarter was $3.6 million, a $2.7 million increase from second quarter 2002 net income of $0.9 million. For the first six months of 2003, operating loss was ($23.5) million, a decrease in loss of $7.2 million from the operating loss for the first six months of 2002 of ($30.7) million. Year-to-date 2003 net loss was ($8.2) million, a decline of $13.0 million from the year-to-date 2002 net income of $4.8 million. Year-to-date 2003 net loss per share on a diluted basis was ($0.53), a $0.87 decrease from 2002 net income per share on a diluted basis of $0.34. Year-to date 2003 results include income of $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs, as well as a charge of $4.6 million related to the early recognition of lease expense on five leased DC-9 aircraft removed from service prior to quarter end. Year-to-date 2002 results include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet and other income of $39.5 million (pre-tax) associated with an arbitration settlement with Fairchild over the cancellation of the 428JET program.

The Company's total revenue in second quarter 2003 decreased $19.1 million, or 16.4%, to $96.9 million, from second quarter 2002 total revenue of $116.0 million. Traffic, as measured by scheduled service revenue passenger miles, decreased 9.2% in second quarter, while scheduled service capacity, as measured by available seat miles ("ASMs"), decreased 14.9%. Midwest Airlines' capacity decreased 16.7% due primarily to five fewer aircraft in service quarter over quarter, while capacity at Midwest Connect was essentially unchanged.

Second quarter revenue yield decreased 12.7% at Midwest Airlines and 19.8% at Midwest Connect. The decreases in revenue yield were due in large part to a substantial decline in high-yield business travel, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in some markets.

The Company's operating costs decreased $11.6 million, or 10.2%, to $102.5 million in second quarter 2003. Most cost categories showed declines, including a 45.3% decrease in commissions, a 74.0% decrease in dining services costs, and a 25.5% decrease in maintenance expense. These decreases were partially offset by an additional $6.0 million in aircraft rental costs over the prior year, due primarily to the early recognition in the second quarter of $4.6 million (pre-tax) of lease expense on five leased DC-9 aircraft removed from service prior to quarter end, as well as the addition of five leased Boeing 717 aircraft to the Midwest Airlines fleet as of June 30, 2003. First quarter 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. Additional detail on cost changes is included in subsequent sections.

The Company's passenger traffic and yields declined severely following the events of September 11. Since that time, the Company has experienced significantly lower revenues and has incurred higher costs in certain categories, particularly fuel, than were originally anticipated. To mitigate the adverse financial situation, the Company has taken, and will continue to take, action intended to improve financial performance by improving revenue and reducing costs. These actions focus on two key areas: 1) cost reductions and internal restructuring, and 2) the launch of Midwest Airlines Saver Service to address the growing low-fare segment of the market. These actions are discussed in more detail in the Restructuring section of Pending Developments below.

Operating Statistics
--------------------
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.


                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                            2003           2002           2003            2002
                                                            ----           ----           ----            ----
Midwest Airlines Operations
---------------------------
Origin & Destination Passengers                           463,968        529,979         918,691       989,818
Revenue Passenger Miles (000s)                            460,130        518,566         928,870       979,071
Scheduled Service Available Seat Miles (000s)             686,161        823,744       1,453,912     1,561,365
Total Available Seat Miles (000s)                         703,921        839,508       1,487,576     1,595,440
Load Factor (%)                                              67.1 %         63.0 %          63.9 %        62.7
Revenue Yield                                             $0.1417        $0.1622         $0.1398       $0.1625
Revenue per Scheduled Service ASM (1)                     $0.0995        $0.1062         $0.0935       $0.1061
Total Cost per Total ASM (2)                              $0.1199        $0.1136         $0.1184       $0.1353
Impairment Loss per Total ASM                             $0.0000        $0.0000         $0.0000       $0.0187
Average Passenger Trip Length (miles)                         992            978           1,011           989
Number of Flights                                           8,818         11,422          19,035        21,588
Into-plane Fuel Cost per Gallon                            $0.924         $0.798          $1.020        $0.757
Full-time Equivalent Employees at End of Period             1,965          2,492           1,965         2,492
Aircraft in Service at End of Period                           29             34              29            34

Midwest Connect Operations
--------------------------
Origin & Destination Passengers                           148,738        153,760         282,515       278,155
Revenue Passenger Miles (000s)                             55,500         49,529         101,469        89,087
Scheduled Service Available Seat Miles (000s)             102,547        102,894         203,279       190,474
Total Available Seat Miles (000s)                         102,562        102,916         203,337       190,676
Load Factor (%)                                              54.1 %         48.1 %          49.9 %        46.8
Revenue Yield                                             $0.3232        $0.4029         $0.3277       $0.4102
Revenue per Scheduled Service ASM (1)                     $0.1790        $0.1945         $0.1675       $0.1924
Total Cost per Total ASM                                  $0.1893        $0.1958         $0.2017       $0.1975
Average Passenger Trip Length (miles)                         373            322             359           320
Number of Flights                                          13,863         14,193          28,042        26,693
Into-plane Fuel Cost per Gallon                            $0.997         $0.884          $1.086        $0.835
Full-time Equivalent Employees at End of Period               556            586             556           586
Aircraft in Service at End of Period                           25             25              25            25

(1) Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.

(2) Includes impairment loss.

Note: All statistics exclude charter operations except the following: total available seat miles ("ASMs"), cost per total ASM, Impairment loss per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft aquired but not yet placed into service are excluded from the aircraft in service statistics. Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenue and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues.


                                     Three Months Ended June 30,                Six Months Ended June 30,
                                     ---------------------------                -------------------------
                                     2003                   2002                2003                 2002
                                     ----                   ----                ----                 ----
                               Per Total    % of    Per Total    % of     Per Total     % of    Per Total    % of
                                 ASM       Revenue     ASM      Revenue      ASM       Revenue     ASM      Revenue
                                 ---       -------     ---      -------      ---       -------     ---      -------
Operating Revenues:
Passenger service                 $0.103     85.8%     $0.110     89.7%      $0.096      85.4%     $0.109     88.9%
Cargo                              0.002      1.3%      0.002      1.3%       0.002       1.3%      0.002      1.4%
Other                              0.015     12.9%      0.011      9.0%       0.015      13.3%      0.012      9.7%
                                  ------    -----      ------    -----       ------     -----      ------    -----
Total Operating Revenues          $0.120    100.0%     $0.123    100.0%      $0.113     100.0%     $0.123    100.0%
                                  ------    -----      ------    -----       ------     -----      ------    -----

Operating Expenses:
Salaries, wages and benefits      $0.043     35.8%     $0.042     34.2%      $0.044      38.6%     $0.043     35.3%
Aircraft fuel and oil              0.023     18.9%      0.021     17.1%       0.025      22.5%      0.020     16.2%
Commissions                        0.003      2.9%      0.005      4.4%       0.004       3.2%      0.005      4.4%
Dining services                    0.002      1.5%      0.006      4.8%       0.003       2.5%      0.006      4.6%
Station rental, landing, other fee 0.010      8.6%      0.010      7.7%       0.012      10.2%      0.010      8.5%
Aircraft maint., materials and rep 0.009      7.5%      0.010      8.4%       0.009       8.0%      0.011      8.8%
Depreciation and amortization      0.007      5.7%      0.005      4.5%       0.006       5.7%      0.006      4.9%
Aircraft rentals                   0.015     12.7%      0.007      5.4%       0.011       9.8%      0.007      5.7%
Impairment loss                    0.000      0.0%      0.000      0.0%       0.000       0.0%      0.017     13.6%
Other                              0.015     12.1%      0.015     11.8%       0.013      11.8%      0.015     12.0%
                                  ------    -----      ------    -----       ------     -----      ------    -----
Total Operating Expenses          $0.127    105.7%     $0.121     98.3%      $0.127     112.3%     $0.140    114.0%
                                  ======    =====      ======    =====       ======     =====      ======    =====

Total ASMs (000s)                806,483              942,424             1,690,913             1,786,116

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

                 Three Months Ended June 30, 2003 Compared With
                 ----------------------------------------------
                        Three Months Ended June 30, 2002
                        --------------------------------

Operating Revenues
------------------
Company operating revenues totaled $96.9 million in second quarter 2003, a $19.1 million, or 16.4%, decrease from second quarter 2002. Passenger revenues accounted for 85.8% of total revenues and decreased $20.9 million, or 20.1%, from second quarter 2002 to $83.1 million. The decrease is attributable to a 12.0% decrease in revenue yield and a 10.4% decrease in passenger volume.

Midwest Airlines passenger revenue decreased $18.9 million, or 22.5%, from 2002 to $65.2 million. This decrease was primarily caused by a 12.5% decrease in origin and destination passengers as travel demand was less than second quarter 2002. Total capacity, as measured by scheduled service ASMs, decreased 16.7% due to five fewer aircraft in scheduled service during second quarter 2003 as the Company attempted to align capacity with lower demand. Load factor increased from 63.0% in 2002 to 67.1% in 2003. Revenue yield decreased 12.7% due to a substantial decline in high-yield business travel, increased competition in some markets, the sluggish economy, and a depressed pricing environment resulting from airlines attempting to stimulate travel demand and capture market share.

Midwest Connect passenger revenue decreased $2.0 million, or 10.1%, from second quarter 2002 to $17.9 million. This decrease was primarily caused by a 19.8% decrease in revenue yield due to decreased business travel as a result of the weak economy, lower fares that were used to stimulate travel demand, and a revised mix of longer flights with lower yields. Total capacity, as measured by scheduled service ASMs, was essentially unchanged quarter over quarter. Passenger volume, as measured by revenue passenger miles, increased 12.1%. Load factor increased from 48.1% in second quarter 2002 to 54.1% in second quarter 2003. The average passenger trip length increased 51 miles, or 15.8%.

Revenue from cargo, charter and other services increased $1.9 million in second quarter 2003. Revenue from charter sales increased $0.9 million in second quarter 2003 as the Company had exclusive charter rights for one additional professional sports team, and one professional sports team required additional services as a result of playoff games. Cargo revenue decreased $0.2 million, or 16.0%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part the result of security directives and restrictions.

Operating Expenses
------------------
Second quarter 2003 operating expenses decreased $11.6 million, or 10.2%, from second quarter 2002. The Company reduced costs in all categories except aircraft rentals and depreciation and amortization, primarily due to cost reduction efforts. Cost per ASM at Midwest Airlines increased 5.5% in second quarter 2003, while Midwest Connect cost per total ASM decreased 3.3% quarter over quarter.

Salaries, wages and benefits decreased $4.9 million, or 12.3%, from second quarter 2002 to $34.7 million. The labor cost decrease reflects the reduction of 557 full-time equivalent employees (527 reductions at Midwest Airlines and 30 reductions at Midwest Connect). The headcount decrease was primarily the result of furloughing employees. A $0.3 million reduction in overtime pay and lower labor rates also contributed to decreased labor costs. These decreases were partially offset by higher medical insurance costs. On a cost per total ASM basis, labor costs increased 2.4% from 4.2(cent) in 2002 to 4.3(cent) in 2003.

Aircraft fuel and oil and associated taxes decreased $1.5 million, or 7.7% to $18.3 million in second quarter 2003. Into-plane fuel prices increased 15.6% in second quarter 2003, averaging 93.6(cent) per gallon versus 81.0(cent) per gallon in second quarter 2002, and resulted in a $2.2 million (pre-tax) unfavorable price impact. Fuel consumption decreased 20.2% in the quarter as a result of the capacity reductions at Midwest Airlines. The Company had option cap agreements relating to about 15% of its second quarter 2003 fuel volume, and those agreements provided a $0.1 million benefit for the quarter. Fuel costs in July 2003 trended upward, averaging 94.8(cent) per gallon. As of July 31, 2003, no additional options had been placed for third quarter or subsequent periods.

Commissions for travel agents and commissions related to credit card transactions decreased $2.3 million, or 45.3%, from second quarter 2002 to $2.8 million. The decrease was due primarily to the elimination of standard travel agent commissions that went into effect on March 1, 2003, as well as due to a 20.1% decrease in passenger revenue and savings realized because of increased travel booked directly through the Company's reservations center and Web site, and other travel-related Web sites. Commissions as a percentage of passenger revenue decreased from 5.0% in second quarter 2002 to 3.4% in second quarter 2003.

Dining services costs decreased $4.1 million, or 74.0%, from second quarter 2002 to $1.5 million. The decrease was due primarily to the elimination of complimentary onboard meal service in April 2003, as well as to a 12.5% decrease in Midwest Airlines origin and destination passengers. Total dining services costs per Midwest Airlines passenger decreased from $10.22 in second quarter 2002 to $2.96 for second quarter 2003.

Station rental, landing and other fees decreased $0.6 million, or 6.8%, from second quarter 2002 to $8.4 million. The decline is due primarily to an 11.5% decrease in the number of flight segments. On a cost per total ASM basis, these costs increased 9.0%.

Aircraft maintenance material costs decreased $2.5 million, or 25.5%, from second quarter 2002 to $7.3 million. The decrease at Midwest Airlines was caused by lower costs for maintaining the DC-9 fleet as 11 of these aircraft were retired from service quarter over quarter. Additional savings were generated from lower purchased maintenance costs and lower maintenance materials. Maintenance costs at Midwest Connect increased $0.2 million. On a cost per total ASM basis, these costs decreased 13.0%.

Depreciation and amortization increased $0.3 million, or 6.3%, from second quarter 2002 to $5.5 million, due primarily to the addition of one MD-80 aircraft to the fleet in March 2003, as well as the acquisition of spare parts to support the Boeing 717 program. On a cost per total ASM basis, these costs increased 24.2%.

Aircraft rental costs increased $6.0 million from second quarter 2002 to $12.3 million. The increase was due primarily to the early recognition of $4.6 million (pre-tax) of lease expense on five leased DC-9 aircraft removed from service prior to quarter end, as well as to the addition of five leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter. Aircraft lease expenses were recorded based on agreements in force at June 30, 2003, although such payments were withheld pending agreement on new lease terms.

Other operating expenses decreased $1.9 million, or 14.2%, from second quarter 2002 to $11.7 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, crew hotel rooms, reservation fees, legal fees, professional services, administration and other items. Higher legal and other professional service costs of $0.7 million were offset by lower crew hotel rooms, advertising and insurance costs. On a cost per total ASM basis, these costs increased 0.3%.

Provision for Income Taxes
--------------------------
Income tax provision for second quarter 2003 was $1.9 million, a $1.4 million increase from the 2002 expense of $0.5 million. The effective tax rates for the first quarters of 2003 and 2002 were 35.0% and 37.0%, respectively. The decrease in the effective tax rate was due to the economic uncertainty related to the realization of state net operating loss carryforwards. For purposes of calculating the Company's income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company's initial public offering as if they were payable to taxing authorities.

Net Income
----------
Net income for second quarter 2003 was $3.6 million, an increase of $2.7 million from second quarter 2002 net income of $0.9 million.


                  Six Months Ended June 30, 2003 Compared With
                  --------------------------------------------
                         Six Months Ended June 30, 2002
                         ------------------------------

Operating Revenues
------------------
Company operating revenues totaled $191.0 million for the six months ended June 30, 2003, a $29.0 million, or 13.2%, decrease from the first six months of 2002. Passenger revenues accounted for 85.4% of total revenues and decreased $32.6 million, or 16.6%, from 2002 to $163.1 million. The decrease was attributable to a 3.5% decrease in passenger volume, as measured by revenue passenger miles, and a 13.6% decrease in yield. Load factor increased from 61.0% in 2002 to 62.2% in 2003.

Midwest Airlines passenger revenue decreased $29.3 million, or 18.4%, from 2002 to $129.8 million in 2003. This decrease was caused by a 5.1% decrease in passenger volume, as measured by revenue passenger miles, and a 14.0% decrease in revenue yield. Total Midwest Airlines capacity, as measured by scheduled service ASMs, decreased 6.9% due to five fewer aircraft in scheduled service at June 30, 2003 as the Company attempted to align capacity with lower demand. Load factor increased from 62.7% in 2002 to 63.9% in 2003.

Midwest Connect passenger revenue decreased by $3.3 million, or 9.0%, from 2002 to $33.3 million in 2003. Traffic increased 13.9% on a 6.7% increase in capacity due to the shifting of certain routes from Midwest Airlines, as well as the addition of Essential Air Service routes. Load factor increased from 46.8% in 2002 to 49.9% in 2003. Revenue yield decreased 20.1%, from $0.41 in 2002 to $0.33 in 2003, primarily due to new service with longer flight segments and lower-than-average system revenue yield, decreased business travel, and heavy industrywide fare discounting to stimulate travel demand.

The Company's revenue from cargo, charter and other services increased $3.5 million, or 14.5%, in 2003. Midwest Airlines benefited from increased revenue from charter sales as more aircraft time was available for charter service and the Company had exclusive charter rights for seven professional sports teams as of June 30, 2003. The increased charter revenue was partially offset by a $0.6 million decrease in cargo revenue. Most of this decrease was due to lower U.S. Postal mail volumes, in large part the result of security directives and restrictions.

Operating Expenses
------------------
2003 operating expenses decreased $36.3 million, or 14.5%, from 2002 to $214.4 million. The Company realized savings from companywide cost reduction efforts, with reduced costs in many categories, as detailed below. 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company's DC-9 fleet. The Company's cost per total ASM decreased 9.3%, from 14.0(cent) in 2002 to 12.7(cent) in 2003.

Salaries, wages and benefits decreased $3.9 million, or 5.0%, from 2002 to $73.7 million in 2003. The labor cost decrease reflects the reduction of 557 full-time equivalent employees (527 reductions at Midwest Airlines and 30 reductions at Midwest Connect) since June 30, 2002. The headcount decrease was primarily the result of furloughing employees, which reduced labor costs $4.1 million. A $0.5 million reduction in overtime also contributed to decreased labor costs. These decreases were partially offset by increased benefit costs primarily due to higher medical insurance costs. On a cost per total ASM basis, labor costs increased from 4.3(cent) in 2002 to 4.4(cent) in 2003.

Aircraft fuel and oil and associated taxes increased $7.5 million, or 21.0%, from 2002 to $43.0 million in 2003. Into-plane fuel prices increased 33.8% in 2003, averaging $1.03 per gallon in 2003 versus $0.77 per gallon in 2002, resulting in a $10.9 million unfavorable pre-tax price impact. Fuel consumption decreased 9.8% in 2003 because of a decrease in flight operations.

Travel agent and credit card commissions decreased $3.5 million, or 36.4%, from 2002 to $6.2 million. On a cost per total ASM basis, commissions decreased 32.8% from 2002. The decrease was primarily due to the elimination of standard travel agency commissions as of March 1, 2003, as well as a 16.6% decrease in passenger revenue and savings realized because of increased travel booked directly through the Company's reservations center and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 5.0% in 2002 to 3.8% in 2003.

Dining service costs decreased $5.5 million, or 53.8%, from 2002 to $4.7 million in 2003. The decrease was due to the elimination of complimentary onboard meal service in April 2003 as well as a 7.2% decrease in origin and destination passengers at Midwest Airlines. Total dining service costs per Midwest Airlines passenger decreased 51.6%, from $10.02 in 2002 to $4.86 in 2003.

Station rental, landing and other fees increased $0.8 million, or 4.4%, from 2002 to $19.5 million in 2003. The increase was primarily the result of fixed costs that were not absorbed as efficiently following the Company's capacity reductions. Other factors include increases in landing fee rates and airport rental and ground handling costs, as well as the effect of nonrecurring credits from first quarter 2002. On a cost per total ASM basis, these costs increased 10.3%.

Maintenance costs decreased by $4.1 million, or 21.2%, from 2002 to $15.2 million. The decrease was caused by lower engine repair costs at Midwest Airlines due to the phase-out of the DC-9 program, and was partially offset by increased maintenance costs at Midwest Connect due to additional acquisitions and repairs of components for the 328JET aircraft. On a cost per total ASM basis, this category decreased by 16.7%.

Depreciation and amortization increased $0.1 million, or 1.2%, from 2002 to $10.8 million in 2003. On a cost per total ASM basis, these costs increased 6.9%.

Aircraft rental costs increased $6.1 million, or 48.2%, from 2002 to $18.7 million. The increase was due primarily to the early recognition of $4.6 million (pre-tax) of lease expense on five leased DC-9 aircraft removed from service prior to June 30, 2003, as well as the addition of five leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. Aircraft lease expenses were recorded based on agreements in force at June 30, 2003, although such payments were withheld pending agreement on new lease terms.

During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Airlines in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal on Long-Lived Assets," whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Other operating expenses decreased $3.9 million, or 14.7%, from 2002 to $22.5 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, flight training, legal fees, crew hotel rooms, reservation fees, administration and other items. The decrease was primarily due to cost decreases in insurance, advertising, flight training and crew hotel room expenses. These decreases were partially offset by increased legal and professional services costs of $0.9 million. On a cost per total ASM basis, these costs decreased 9.9%.

Other Income
------------
Other income for 2003 reflects $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs. In the first quarter 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company's settlement of arbitration with Fairchild over the cancellation of its 428JET program.

(Credit) Provision for Income Taxes
-----------------------------------
Income tax credit for the first six months of 2003 was ($4.4) million, a decrease of $7.2 million from the 2002 expense of $2.8 million. The effective tax rate for the first six months of 2003 and 2002 was 35% and 37.0%, respectively. The decrease in the effective tax rate was due to the economic uncertainty related to the realization of state net operating loss carryforwards.

Net (Loss) Income
-----------------
Net loss for the first six months of 2003 was ($8.2) million, which reflects a decrease of $13.0 million from 2002 net income of $4.8 million. The net (loss) income margin declined to (4.3)% in 2003 from 2.2% in 2002.

                         Liquidity and Capital Resources

The Company's unrestricted cash and cash equivalents totaled $35.0 million at June 30, 2003, compared with $41.5 million at December 31, 2002. Net cash provided by operating activities totaled $6.9 million in 2003. Net cash used in investing activities totaled $13.3 million in 2003. Net cash used in financing activities in 2003 totaled $0.1 million, due primarily to funding associated with the pre-delivery progress payments related to the Company's Boeing 717 aircraft program, partially offset by the payment of principal under the bank credit facility (each as discussed below). The Company's unrestricted cash and cash equivalents totaled $27.1 million at July 31, 2003. The cash balance at June 30, 2003 reflects the effects of the lease and debt payment moratorium (as discussed below). The aggregate amount of the payments that the

Company had not made as a result of the lease and debt payment moratorium as of June 30, 2003 was approximately $11.7 million. In July 2003, the Company made payments totaling $4.8 million to the lessors and lenders in conjunction with the signing of the tentative agreement to restructure the aircraft financings (as discussed in the Restructuring section of Pending Developments below). The Company will pay an additional $2.3 million at the time it finalizes the renegotiated aircraft finance agreements. The Company's objective is to finalize these agreements in August 2003, but there is no assurance that it will be able to do so. If the Company cannot finalize these agreements, then the Company would likely be required to explore alternative scenarios, including filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, or cessation of operations.

As of June 30, 2003, the Company had a working capital deficit of $61.2 million compared with a $45.2 million deficit on December 31, 2002. The increase in the working capital deficit is due primarily to cash used to acquire spare parts for the 717 program, as well as the reclassification of certain debt obligations from long-term to short-term (as discussed more fully below). The working capital deficit is primarily due to the Company's air traffic liability (which represents deferred revenue for advance bookings, whereby passengers have purchased tickets for future flights and revenue is recognized when the passenger travels) and frequent flyer program liability (which represents deferred revenue and accrued costs associated with future travel), as well as the reclassification of debt from long-term to short-term due to the payment moratorium. Because of this, the Company expects to operate at a working capital deficit.

On October 7, 2002, the Company amended the agreement relating to its bank credit facility. Under the amended agreement, the bank credit facility declined in tranches from $25.0 million in October 2002 to $18.5 million in mid-April 2003. At June 30, 2003, the Company had $17.8 million outstanding on the credit facility. The credit agreement, scheduled to expire August 30, 2003, is secured (with certain exceptions) by substantially all non-aircraft personal property assets of the Company, by certain aircraft and by a second priority lien on the Company's headquarters facility. The interest rate on borrowings under the facility is prime plus 50 basis points.

As of June 30, 2003, the Company had borrowings under the facility totaling $2.0 million. In addition, the Company had outstanding letters of credit totaling approximately $15.8 million, reducing the available credit by that amount. Separate from the credit facility banks, the Company also had letters of credit totaling $0.4 million outstanding as of June 30, 2003. The letters of credit are primarily used to support financing of the Company's maintenance facilities. As of July 31, 2003, the Company had borrowings under the facility totaling $1.3 million. The reduction in the amount of the borrowings since the end of the quarter was due to the application of proceeds from the sale of an aircraft of $0.7 million. Letters of credit outstanding under the facility totaled $15.8 million with an additional $0.6 million of letters of credit outstanding separate from the credit facility as of July 31, 2003.

The credit agreement requires monthly compliance with certain financial covenants. Primarily due to a weak revenue environment and increasing fuel prices, the Company did not meet the financial covenants as of January 31, 2003 and obtained a waiver of the covenant default. The Company also did not meet the financial covenants for February, March or April 2003. While the Company achieved financial covenants in May and June 2003, the Company was still in default on the credit facility as a result of the non-payment of obligations under certain aircraft lease and debt agreements. The suspension of payments on these lease and debt obligations also resulted in defaults under those respective agreements. The temporary payment suspension also resulted in the Company reclassifying $6.4 million of debt related to one MD-80 from long-term to short-term on the accompanying condensed consolidated balance sheet as of June 30, 2003.

On July 17, 2003, the Company announced that it had reached preliminary agreements with aircraft lessors and lenders on the restructuring of leases and debt obligations that had been under payment suspension. This agreement is discussed in more detail in the Restructuring section of Pending Developments below.

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions; this organization is also a lender under the bank credit facility. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., "restricted cash"). As of June 30, 2003, the retained cash amount was 95 percent of the credit card processor's risk exposure, or approximately $23.2 million. Effective July 28, 2003, the credit card processor increased the retained cash amount to 100 percent of risk exposure, or $25.4 million as of July 31, 2003. This became effective in conjunction with a tentative agreement to extend the credit card processing agreement six months from the August 30, 2003 expiration date. The extension includes an increase in processing fees and release of a second priority lien that exists on substantially all non-aircraft personal property of the Company and certain aircraft, and of a third priority lien on the Company's headquarters facility. As of June 30, 2003, American Express had retained cash related to credit card processing totaling $1.0 million. It is likely, if current industry conditions persist, that other credit card processors will require a holdback as well. The aggregate amount of the risk exposure of the processors (other than amounts under holdback) as of July 31, 2003 was approximately $6.1 million.

The Company offers the Midwest Airlines MasterCard program. During 2002, the Company transitioned the program from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards. In early fourth quarter 2002, Juniper

Bank paid the Company $20.0 million in accordance with the agreement between the parties. In essence, this payment is in part the payment of a minimum amount due for the period from July 1, 2002 to the date of the payment and in part the prepayment of a minimum amount due for the period from the date of payment through June 30, 2003. The Company is recognizing revenue under the agreement (subject to the Company's revenue recognition policies for frequent flyer miles) based on actual credit card purchase and mileage credit activity rather than on the receipt of these or similar cash payments that the agreement may obligate Juniper Bank to make. Accordingly, the Company is reflecting deferred revenue on its balance sheet based on the amount by which the cash the Company has received under the agreement exceeds the revenue the Company has recognized under the Company's revenue recognition policy. As of June 30, 2003, the deferred revenue was $1.7 million.

Capital spending totaled $11.2 million for the six months ended June 30, 2003. Capital expenditures consisted primarily of costs associated with the start up of the Boeing 717 program, with the majority of the spending related to the acquisition of spare parts for the aircraft program. Capital spending for the remainder of the year is estimated at $4 million.

To date, the Company has made pre-delivery progress payments of $51.5 million for the Boeing 717 aircraft program. Of these payments, up to $45.0 million can be funded under a loan agreement with KfW, guaranteed by Rolls-Royce. As of June 30, 2003, the Company has borrowed $40.3 million under this loan agreement. Under a financing commitment between the Company and BCC, at each aircraft delivery date BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and BCC then leases the aircraft to the Company. At that time, BCC reimburses the Company in full for the pre-delivery progress payments the Company has made. To the extent the Company funded such payments through KfW, the Company uses the amounts reimbursed to repay the related debt to KfW. To the extent the Company originally funded such payments with operating cash, the amounts reimbursed represent available cash. The loan balance above reflects the net effect of pre-delivery progress payments and delivery reimbursements as of June 30, 2003. With the loan agreement with KfW and the BCC commitment, the Company believes it has requisite financing for the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that the Company will be unable to meet the conditions.

The Company has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of June 30, 2003, the amount of unused credit memos totaled $13.9 million and is recorded as Other Assets. The Company will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services.

In June 2001, one MD-80 series aircraft was debt-financed for seven years at a fixed interest rate. In July 2001, the Company completed a sale and leaseback of another MD-80 series aircraft, for a 10-year term. Three 328JETs were debt-financed in 2001, each for a period up to 32 months at fixed interest rates ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. All of these debt and lease obligations, which were the agreements in force at June 30, 2003, are included in the tentative restructuring agreements reached with banks, lessors and debt holders in July 2003 (as discussed more fully in the Restructuring section of Pending Developments.) The Company's objective is to finalize the restructured agreements in August 2003.

The Company's Board of Directors has authorized a $30.0 million common stock repurchase program. As of June 30, 2003, the Company has repurchased a total of 842,015 shares of common stock at a cost of $17.0 million. No shares were repurchased during the six months ended June 30, 2003. The Company has no present intention to repurchase shares and has not repurchased shares since 2000.

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

On March 7, 2003, the Company suspended aircraft lease and debt payments associated with the Company's DC-9, MD-80, 328JET and Beech 1900 aircraft, initially until June 7, 2003. Subsequently, the Company extended the payment suspension indefinitely while it continued in negotiations with lessors and other affected creditors. (Note that the obligations related to the Boeing 717 aircraft purchases and related leases were not included in the payment moratorium.) The suspension was intended to provide the Company opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected creditors to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company suspended the payments without the consent of the lessors and other affected creditors, the suspension of payments resulted in defaults under the terms of the applicable leases and debt obligations, and also resulted in defaults under the terms of the Company's bank credit agreement and the Company's credit card processing agreement for MasterCard/Visa transactions. Such defaults give the other parties to these arrangements certain rights and remedies. For example, the default under the Company's credit card processing agreement for MasterCard/Visa transactions has resulted in an increase of the reserve under that agreement to 100% of the card processor's exposure, and may result in defaults of other contractual obligations. On July 17, 2003, the Company announced that it had reached preliminary agreements with lessors and lenders on the restructuring of leases and debt obligations that had been under payment suspension (as discussed more fully in the Restructuring section of Pending Developments.) The Company's objective is to finalize these agreements in August 2003.

In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act, a supplemental appropriations bill to provide certain aviation-related assistance. The bill includes the following key provisions:

     o $2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration ("TSA") to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees.
     o The TSA will not impose passenger security fees on air carriers between June 1, 2003 and September 30, 2003.
     o $100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.
     o Aviation war risk insurance provided by the federal government is extended until August 2004.

In second quarter 2003, the Company received a grant of $11.4 million (pre-tax) from TSA for reimbursement of security costs as a result of this legislation.

The Company is currently in discussions with the credit facility banks to extend the existing credit facility beyond the current August 30, 2003 expiration date to allow additional time for the Company to seek and secure long-term financing. The Company believes an extension will be granted. The Company is also in discussions to secure a source of long-term equity or debt financing. If the Company is not successful in extending the existing credit or in securing a source of long-term liquidity, then the Company would likely be required to explore alternative scenarios, including filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code, or cessation of operations.

                              Pending Developments

This Form 10-Q filing, particularly this "Pending Developments" section, contains forward-looking statements that may state the Company's or management's intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as "expect," "anticipate," "believe," "estimate," "goal," "objective" or similar words are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from projected results due to factors that include but are not limited to:

     o the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
     o the Company's ability to reach a final agreement with its aircraft lessors and debt providers to finalize preliminary agreements on the restructuring of leases and debt obligations that had been under payment suspension;
     o the Company's ability to successfully achieve the desired profit-improvement and growth measures;
     o    the Company's ability to benefit from premium pricing;
     o uncertainties concerning ongoing financing for operations, including the ability to finance the purchase of new aircraft;
     o    uncertainties related to general economic factors;
     o    industry conditions;
     o labor relations, including the Company's ability to finalize the ratified agreements related to the restructuring;
     o    scheduling developments;
     o government regulations, including increased costs for compliance with new or enhanced government regulations;
     o    aircraft maintenance and refurbishment schedules;
     o    potential delays related to acquired aircraft;
     o    increases in fuel costs or the failure of fuel costs to decline;
     o    competitive developments;
     o    interest rates;
     o    increased costs for security-related measures;
     o    higher fixed costs associated with the Boeing 717 aircraft;
     o potential aircraft incidents and other events beyond the Company's control (for example, traffic congestion and weather conditions); and
     o terrorist attacks or fear of terrorist attacks, and other world events, including U.S. military involvement in overseas operations.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's Securities and Exchange Commission filings.

Boeing 717 Aircraft - In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under an amended purchase agreement, delivery of the aircraft began in February 2003 and was to continue into 2005 at a rate of one aircraft every month. In July 2003, the Company announced that it was further amending the delivery schedule for the Boeing 717 aircraft. The Company will now receive one aircraft per month through March 2004; then subsequent deliveries will take place approximately one aircraft per quarter until all 25 aircraft on order are delivered by October 2006.

Five Boeing 717 aircraft entered scheduled service in the six months ended June 30, 2003. These aircraft will replace Midwest Airlines DC-9 aircraft and be used to expand service in existing and new markets. The purchase will significantly affect the Company's cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs and lease payment expenses) than the Company's DC-9 aircraft. Benefits of the Boeing 717 aircraft, which are not fixed in amount, include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs, and higher revenues through potential increased demand for air travel due to the fact that the Company is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft.

Regional Jet Aircraft - In April 2001, the Company signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. In August 2001, the parties signed a purchase agreement related to this order. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, the Company reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, the Company reached further agreement with Embraer in March 2002 to delay delivery of the first aircraft until January 2004. This delay was intended to allow the Company to concentrate on the introduction of Boeing 717 aircraft to the Midwest Airlines fleet and provide additional time for the Company to evaluate financing alternatives. The Company plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Midwest Connect with flexibility to serve markets with differing capacity demands. The Embraer regional jet program requires less significant pre-delivery payments than the Boeing 717 program but will require long-term financing on or after delivery. The Company believes long-term financing will be difficult to obtain given current industry conditions and Company financial results, and for these reasons, reached agreement with Embraer in July 2003 to defer acquisition of these aircraft until July 2006. The contract has been amended to reflect this agreement. The Company will not incur any cost or face claims for breach of contract in relation to the deferral.

New Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. In second quarter 2003, the Company recorded $4.6 million (pre-tax) of aircraft lease expense for five DC-9 leased aircraft removed from Midwest Airlines service prior to June 30, 2003, in accordance with SFAS 146. These non-cash expenses were included in the aircraft rentals line of the Company's statements of operations. The expense reflects future obligations for these aircraft following their out-of-service dates. The Company has five additional DC-9 leased aircraft that it plans to remove from service during the third and fourth quarters of 2003 and the first quarter of 2004. The Company expects to record an additional non-cash charge of $3.4 million (pre-tax) in accordance with SFAS No. 146 in relation to these aircraft.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires issuers to classify as liabilities certain classes of freestanding financial instruments (instruments that are entered into separately from other instruments or transactions or are legally detachable and separately exercisable) that represent obligations of the issuer. SFAS No. 150 is effective for all public company freestanding financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150, which is effective for the Company on July 1, 2003, will not have a material impact on the Company's condensed consolidated financial statements.

Insurance - Due to the events of September 11, aviation insurance carriers have significantly increased the premiums for aviation insurance, as well as hull and war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war-risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. The Company received an extension of this war-risk liability insurance through October 11, 2003. As a result of the Emergency Wartime Supplemental Appropriations Act of 2003, the Company expects to receive extensions of this coverage through August 31, 2004.

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

Low-Fare Service - In February 2003, the Company announced the launch of low-fare service, branded as Midwest Airlines Saver Service, focusing on the leisure market. Service was launched on August 1, 2003 and will complement the Company's existing premium (Midwest Airlines Signature Service) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to offer low-fare service was based on extensive market research. The Company expects to initiate service with five MD-80 aircraft (currently part of the Midwest Airlines fleet) that will seat 143-147 passengers in a two-by-three configuration in a single-class cabin. It is expected that a total of eight MD-80 aircraft will be converted to the new configuration by year end. Pitch will average 33 inches, similar to Midwest Airlines and more than other low-fare carriers. Saver Service is expected to enhance the Company's competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expanding to destinations that have not been economically viable to serve with the premium product, and serving some existing destinations more cost efficiently. As a result of the introduction of Saver Service, the Company expects that it will compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, the Company will compete more clearly on the basis of fare levels. There is no assurance that the Company will be able to compete successfully on these bases.

Government Assistance - On July 24, 2003, the Milwaukee County board approved a resolution that would result in Milwaukee County becoming the obligor for the payment of interest and principal on $14.2 million of industrial development revenue bonds issued to finance construction of the Midwest Airlines and Skyway Airlines maintenance facilities at Milwaukee General Mitchell International Airport. This guarantee would be granted as part of a financing in which the State of Wisconsin would provide a $4 million Economic Community Development Block Grant to Racine County, with Racine County retaining $12,000 and the balance going to Milwaukee County. The Company would contribute $1 million in addition to pledging the financed maintenance facilities as collateral. The money will be placed in escrow for use in the event the Company would fail to make required bond interest and principal payments. Subject to Racine County board approval, which is expected to occur in August 2003, and after meeting certain significant conditions set forth by Milwaukee County, including obtaining new financing totaling at least $14.2 million, the financial support will become effective and result in the reduction of the Company's credit exposure to the credit facility banks.

Restructuring Efforts - In July 2003, the Company announced that it had reached preliminary agreement with labor unions, lessors and creditors on permanent cost reductions. These reductions are a continuation of the Company's actions to improve its profitability and liquidity position that began in September 2001. These actions focus on two key areas: 1) cost reductions and internal restructuring (discussed below), and 2) the launch of Midwest Airlines Saver Service to address the growing low-fare segment of the market (discussed above).

In February 2003, the Company announced measures aimed at improving cash flow in addition to previous cost control initiatives. The Company reduced capacity, switched to a buy-onboard dining option, discontinued standard travel agency commissions to match the industry, and implemented service fee increases for nonrefundable tickets. In addition, the Company implemented an additional workforce reduction, and remaining non-union employees received across-the-board compensation reductions.

In July 2003, the Company announced that it had reached preliminary agreement with labor unions, lessors and creditors on permanent cost reductions. Assuming the Company reaches final agreements regarding these matters, the Company is targeting its financial restructuring initiatives -- along with numerous internal cost-reduction measures, revenue enhancements and flight schedule changes implemented since September 11, 2001 -- to improve profitability and reduce costs, relative to what it would have experienced if it had not effected these changes, by approximately $70 million annually going forward. The Company's objective is to finalize these agreements in August 2003. As the Company moves forward with and completes its restructuring initiatives, it will be subject to certain non-cash charges, which may be significant, throughout the remainder of 2003. The cost reductions relate to the following areas:

o Labor cost savings and productivity improvements from the Company's employee unions. All three of the Company's represented employee groups - the Midwest Air Line Pilots Association, the Skyway Air Line Pilots Association and the Midwest Association of Flight Attendants - ratified agreements. The contracts are amendable after five years.
o Identification of opportunities to enhance productivity for non-represented employees. Non-represented employee groups are currently working to develop process and productivity improvements, which are expected to be implemented by the end of 2003.
o Renegotiation of aircraft finance agreements. The Company has reached preliminary agreements on renegotiating its existing finance agreements with 11 aircraft lessors and lenders to reflect current market conditions. These agreements provide for the reduction of the present value of the current agreements by $60-70 million and will reduce cash requirements by about $1.1 million per month and convert $24 million of short-term debt into long-term obligations exceeding 10 years at low interest rates.
o Adjustment of the Company's fleet plan and delivery schedules to provide for more controlled growth. In light of current overcapacity in the industry, the Company has completed negotiations with aircraft manufacturers to readjust the delivery schedule of its Boeing 717 aircraft program and defer its acquisition of Embraer regional jets. Midwest Airlines will continue to accept Boeing 717s at its current rate of one each month through March 2004, when deliveries will change to approximately quarterly. Under the new schedule, Midwest will acquire the 25 717s it has ordered by October 2006. Midwest Connect will defer its acquisition of 20 Embraer regional jets from January 2004 to July 2006, during which time the availability of long-term aircraft financing is expected to improve. The Embraer contract has been amended to reflect this agreement.

A summary of revenue improvement/cost reduction measures implemented as of June 30, 2003 is as follows:

Revenue Improvement/ Cost Reduction Measure         Estimated Annual Improvement
-------------------------------------------         ----------------------------
                                                            ($ in millions)

Headcount Reductions                                                $15
Dining Services/Amenity Changes                                     $15
Capacity Reductions/Schedule Changes                                 $5
Travel Agent Commission Changes                                      $5
Advertising Reduction                                                $3
Fuel Management Program                                              $2
Passenger Fee Changes                                                $1
Other Programs                                                       $1
                                                                    ---
Total of Revenue Improvement/Cost Reduction Measures                $47
                                                                    ===

A summary of profit improvement restructuring measures to be implemented by the end of August 2003 is as follows:

Restructuring Measure                               Estimated Annual Improvement
---------------------                               ----------------------------
                                                            ($ in millions)

Aircraft Lessor Concessions                                         $12
Represented Employees' Concessions                                   $7
Non-represented Employees' Concessions                               $4
                                                                    ---
Total of Restructuring Measures                                     $23
                                                                    ===
Total of Revenue Improvement/Cost Reduction Measures
and Restructuring Measures                                          $70
                                                                    ===

Stock Ownership and Dilution - As noted above, the Company reached preliminary agreements with the aircraft lessors and lenders on renegotiating existing aircraft finance agreements to reflect current market conditions, and the Company's objective is to finalize these agreements in August 2003. The lessors and lenders, in return for making the agreed to amendments to these finance agreements, will receive the right to purchase, in the aggregate, 10% of the amount of the Company's Common Stock that is outstanding, with certain protection from dilutive issuances of common stock.

The Company also reached agreement on permanent labor cost savings and productivity improvements with all three represented employee groups, pilots and flight attendants at Midwest Airlines and pilots at Midwest Connect. The Company has also identified opportunities to enhance productivity for non-represented employees. In return for their contributions to the restructuring efforts, employees (represented and non-represented) will receive options to purchase 10% of the amount of the Company's Common Stock that is outstanding, with certain protection from dilutive issuances of common stock. The option grants are contingent on shareholders' approval of the equity participation plan.

The shares issuable upon the exercise of warrants that the Company has agreed to issue to its aircraft lessors and lenders, and options it has agreed to issue to its employees, as well as any additional shares that may be issued as part of any additional financing, will dilute the ownership interests of existing shareholders. Further, any sales in the public market of the Common Stock issuable upon such exercises and conversion could adversely affect prevailing market prices of the Company's Common Stock. In addition, the existence of warrants, options and other securities may encourage short selling by market participants.

Litigation - In May 2003, U.S. Bancorp Equipment Finance, Inc. filed suit in U.S. District Court in Milwaukee against the Company, filing a claim for unpaid lease payments and a motion for replevin in relation to two MD-80 aircraft leased by U.S. Bancorp Equipment Finance, Inc. to the Company. The Company expects this suit to be voluntarily dismissed once final agreements have been signed in connection with the renegotiation of the Company's aircraft finance agreements. Even if it is not voluntarily dismissed, it is the Company's belief that the litigation will not have a material adverse effect on the Company's financial condition or results of operations.

Increased Competition - On July 1, 2003, Northwest Airlines added one nonstop roundtrip flight in each of the following six markets: from Milwaukee to New York City, Washington D.C., Orlando, Boston, Los Angeles and Las Vegas. Although the Company competes with other carriers in all markets it serves, this competition is unique because it constitutes the addition of another carrier with nonstop service in the Company's Milwaukee base of operations. The Company has successfully competed with legacy and low-cost carriers in the past and has maintained market share in these markets. However, there can be no assurance that the Company will be able to successfully compete with competitors in the future.


Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There have been no material changes in the Company's market risk since December 31, 2002.


Item 4. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures

(as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company's Chairman of the Board, President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities
---------------------------------------

At June 30, 2003, the Company had defaulted on debt obligations on four aircraft. These defaults were the result of failing to make required payments during the period from February 28, 2003 through June 30, 2003 while the Company was engaged in negotiations to restructure these obligations. The Company defaulted on total principal payments of $1.0 million and interest payments of $0.8 million. As of August 14, 2003, the total arrearage (principal and interest) was $2.2 million. As discussed in the Restructuring section of Pending Developments, the Company has reached preliminary agreements on renegotiating its existing finance agreements with aircraft lessors and lenders to reflect current market conditions, and expects to finalize these agreements in August 2003.

At June 30, 2003, the Company was also in default under a $17.8 million revolving credit facility. The balance consisted of $2.0 million of debt and $15.8 million of letters of credit that was outstanding at the end of the period. Although the Company continued to make required payments under this facility during the period, the Company was still in default on the credit facility as a result of the non-payment of obligations under certain aircraft lease and debt agreements, including the debt obligations described above.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 23, 2003, the following individuals were elected to the Board of Directors:

                              Authority Granted          Authority Withheld
                              -----------------          ------------------
Samuel K. Skinner                  13,479,358                  123,780
Elizabeth T. Solberg               13,478,858                  124,280
Richard H. Sonnentag               13,479,731                  123,407

The terms of office for the following directors continued after the Company's Annual Meeting: Timothy E. Hoeksema, James G. Grosklaus, Ulice Payne, Jr., David
H. Treitel, John F. Bergstrom, Fredrick P. Stratton, Jr., John W. Weekly.

In addition, shareholders approved a proposed amendment to the restated articles of incorporation of the Company, to change the name of the corporation to Midwest Air Group, Inc. 13,506,897 shares were voted FOR this amendment; 78,868 shares were voted AGAINST this amendment, and 17,373 shares ABSTAINED. This name change has not been implemented as of June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits
          --------

Exhibit No.       Description

(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of 15d-14(a) under the Securities Exchange Act of 1934.

(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of 15d-14(a) under the Securities Exchange Act of 1934.

(32.1) Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K
          -------------------

          The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

Date Filed         Date of Report       Item
----------         --------------       ----

April 17, 2003     April 17, 2003       The Company  filed a news release under Item 12 of Form 8-K reporting  financial  results for the first  quarter  ended
                                        March 31, 2003.

June 13, 2003      June 12, 2003        The Company  filed a press release under Item 5 of Form 8-K announcing  additional  information  on  its  restructuring efforts.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Midwest Express Holdings, Inc.
                                        ------------------------------


Date:     August 14, 2003               By /s/ Timothy E. Hoeksema
                                           ---------------------------
                                        Timothy E. Hoeksema
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Date:     August 14, 2003               By /s/ Robert S. Bahlman
                                           ---------------------------
                                        Robert S. Bahlman
                                        Senior Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                         MIDWEST EXPRESS HOLDINGS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003
                       -----------------------------------

Exhibit No.                                                    Description
-----------                                                    -----------

(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of 15d-14(a) under the Securities Exchange Act of 1934.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of 15d-14(a) under the Securities Exchange Act of 1934.
(32.1) Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.