Form 10-Q
period 2003-09-30
MIDWEST EXPRESS HOLDINGS INC
filed 2003-11-14
CIK 948845

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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
(Registrant’s
telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No

As of October 31, 2003, there were 15,517,411 shares of Common Stock, $.01 par value, of the registrant outstanding.

MIDWEST EXPRESS HOLDINGS, INC.

FORM 10-Q

For the period ended September 30, 2003

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and	18
Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39
PART II - OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	40
Item 6. Exhibits and Reports on Form 8-K	40
SIGNATURES	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MIDWEST EXPRESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues:
Passenger service	$81,810	$92,600	$244,885	$288,246
Cargo	835	1,204	3,372	4,314
Other	12,260	10,095	37,603	31,336

Total operating revenues	94,905	103,899	285,860	323,896

Operating expenses:
Salaries, wages and benefits	33,875	40,001	107,600	117,590
Aircraft fuel and oil	17,909	21,190	60,899	56,730
Commissions	2,637	4,321	8,839	14,070
Dining services	1,630	5,152	6,342	15,358
Station rental, landing and other fees	7,822	9,192	27,356	27,906
Aircraft maintenance materials and repairs	8,186	11,974	23,421	31,298
Depreciation and amortization	5,124	5,157	15,968	15,877
Aircraft rentals	6,230	6,334	24,939	18,957
Impairment loss	--	--	--	29,911
Other	16,624	13,943	39,106	40,309

Total operating expenses	100,037	117,264	314,470	368,006

Operating loss	(5,132)	(13,365)	(28,610)	(44,110)

Other (expense) income:
Interest income	215	344	696	911
Interest expense	(542)	(774)	(1,529)	(2,583)
Other, net	(4)	162	11,427	39,744

Total other (expense) income	(331)	(268)	10,594	38,072

Loss before income tax credit	(5,463)	(13,633)	(18,016)	(6,038)
Income tax credit	(1,912)	(5,044)	(6,305)	(2,233)

Net Loss	$(3,551)	$(8,589)	$(11,711)	$(3,805)

Loss per common share – basic	$(0.23)	$(0.55)	$(0.75)	$(0.26)

Loss per common share – diluted	$(0.23)	$(0.55)	$(0.75)	$(0.26)

Weighted average shares – basic	15,517,411	15,510,648	15,515,348	14,471,989
Weighted average shares – diluted	15,517,411	15,510,648	15,515,348	14,471,989

See notes to unaudited condensed consolidated financial statements.

MIDWEST EXPRESS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

ASSETS	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$29,078	$41,498
Accounts receivable:
Traffic, less allowance for doubtful accounts of $95
and $133 at September 30, 2003 and December 31,
2002, respectively	7,018	4,575
Income tax refund	--	5,247
Other receivables	325	555

Total accounts receivable	7,343	10,377
Inventories	7,357	7,250
Prepaid expenses:
Commissions	1,170	1,691
Other	10,317	5,649

Total prepaid expenses	11,487	7,340
Restricted cash	48,544	15,067
Deferred income taxes	9,248	10,013

Total current assets	113,057	91,545
Property and equipment, at cost	324,875	360,993
Less accumulated depreciation and amortization	119,203	136,429

Net property and equipment	205,672	224,564
Landing slots and leasehold rights, less accumulated amortization of $3,928 and $3,642 at September 30, 2003 and December 31,
2002, respectively	2,822	3,108
Aircraft purchase deposits and pre-delivery progress payments	47,877	52,362
Other assets	21,215	5,027

Total assets	$390,643	$376,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,401	$6,702
Income taxes payable	985	--
Notes payable	--	5,500
Current maturities of long-term debt	877	18,194
Air traffic liability	47,852	38,700
Unearned revenue	12,454	23,870
Accrued liabilities:
Vacation pay	6,211	6,676
Scheduled maintenance expense	1,492	5,932
Frequent flyer awards	1,939	1,985
Other	27,481	29,175

Total current liabilities	104,692	136,734
Long-term debt	46,843	16,903
Long-term debt on pre-delivery progress payments	35,690	37,516
Deferred income taxes	20,647	25,193
Noncurrent scheduled maintenance expense	2,141	6,186
Accrued pension and other postretirement benefits	14,874	12,724
Deferred frequent flyer partner revenue	7,160	8,085
Deferred revenue	33,399	5,091
Other noncurrent liabilities	7,383	3,047

Total liabilities	272,829	251,479
Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value; 25,000,000 shares authorized,
16,224,531 shares issued	162	162
Additional paid-in capital	36,898	32,177
Treasury stock, at cost	(15,578)	(15,644)
Retained earnings	96,332	108,043
Cumulative other comprehensive income	--	389

Total shareholders' equity	117,814	125,127

Total liabilities and shareholders' equity	$390,643	$376,606

See notes to unaudited condensed consolidated financial statements.

MIDWEST EXPRESS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net loss	$(11,711)	$(3,805)
Items not involving the use of cash:
Impairment loss	--	29,911
Depreciation and amortization	15,968	15,877
Deferred income taxes	(3,781)	1,966
Other, net	21,111	(10,778)

Changes in operating assets and liabilities:
Accounts receivable	3,034	8,078
Inventories	(107)	(585)
Prepaid expenses	(1,378)	(373)
Restricted cash	(33,477)	(20,970)
Accounts payable	(1,301)	(11,185)
Air traffic liability	9,152	3,479
Unearned revenue	(10,778)	(582)
Accrued liabilities	(2,808)	2,727
Accrued pension	2,150	1,433
Deferred frequent flyer partner revenue	(1,563)	758

Net cash (used in) provided by operating activities	(15,489)	15,951

Investing activities:
Capital expenditures	(14,008)	(4,871)
Aircraft purchase deposits and pre-delivery progress payments	(21,528)	(38,890)
Aircraft purchase deposits returned	26,335	--
Proceeds from sale of property and equipment	1,866	351
Other, net	(1,447)	117

Net cash used in investing activities	(8,782)	(43,293)

Financing activities:
Proceeds from convertible debt issuance	14,871	--
Funding of pre-delivery progress payments	19,816	28,554
Funds received from private equity placement	--	20,527
Return of pre-delivery progress payments	(21,874)	--
Payment on note payable	(5,500)	(30,000)
Other, net	4,538	(1,772)

Net cash provided by financing activities	11,851	17,309

Net decrease in cash and cash equivalents	(12,420)	(10,033)
Cash and cash equivalents, beginning of period	41,498	46,923

Cash and cash equivalents, end of period	$29,078	$36,890

Supplemental non-cash activities:
Non-cash incentives	$24,251	$--
Aircraft sale/leaseback	7,058	--
Moratorium note payable to lenders	6,970	--
Stock warrants to lenders	4,772	--
Supplemental cash flow information:
Cash (received) paid for:
Income taxes	$(8,984)	$(9,940)
Interest	890	2,773

See notes to unaudited condensed consolidated financial statements.

Midwest Express Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.     Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2003 and 2002 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Midwest Express Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

2.     Impairment Loss

During the first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Airlines, Inc. ("Midwest Airlines") in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal on Long-Lived Assets," whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives of such assets were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

3.     Settlement of Arbitration

Skyway Airlines, Inc., doing business as Midwest Connect ("Midwest Connect"), currently operates 10 Fairchild 32-passenger 328JET regional jets. In September 2001, Midwest Connect settled its arbitration with Fairchild Dornier GmbH ("Fairchild") over the cancellation of the 428JET program. In the first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement.

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

6.     Segment Reporting

Midwest Airlines and Midwest Connect constitute the reportable segments of the Company. The Company's reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Financial information for the three- and nine-month periods ended September 30 for the two operating segments, Midwest Airlines and Midwest Connect, follows (in thousands).

Three Months Ended September 30, 2003

	Midwest	Midwest Connect	Elimination	Consolidated
Operating revenues	$77,587	$18,633	($ 1,315)	$94,905
Operating (loss) income	(5,232)	100	--	(5,132)
Depreciation and amortization expense	4,076	1,048	--	5,124
Interest income	254	--	(39)	215
Interest expense	(504)	(77)	39	(542)
(Loss) Income before income tax (credit) provision	(5,486)	23	--	(5,463)
Income tax (credit) provision	(1,920)	8	--	(1,912)
Net (loss) income	(3,566)	15	--	(3,551)
Total assets	348,128	66,499	(23,984)	390,643
Capital expenditures	2,783	74	--	2,857

Three Months Ended September 30, 2002

	Midwest	Midwest Connect	Elimination	Consolidated
Operating revenues	$86,660	$18,636	($ 1,397)	$103,899
Operating loss	(11,111)	(2,254)	--	(13,365)
Depreciation and amortization expense	4,208	949	--	5,157
Interest income	371	1	(28)	344
Interest expense	(774)	(28)	28	(774)
Loss before income tax credit	(11,383)	(2,250)	--	(13,633)
Income tax credit	(4,212)	(832)	--	(5,044)
Net loss	(7,171)	(1,418)	--	(8,589)
Total assets	317,852	66,202	(13,245)	370,809
Capital expenditures	1,820	421	--	2,241

Nine Months Ended September 30, 2003

	Midwest	Midwest Connect	Elimination	Consolidated
Operating revenues	$237,049	$52,841	($ 4,030)	$285,860
Operating loss	(21,912)	(6,698)	--	(28,610)
Depreciation and amortization expense	12,937	3,031	--	15,968
Interest income	809	--	(113)	696
Interest expense	(1,491)	(151)	113	(1,529)
Loss before income tax credit	(11,623)	(6,393)	--	(18,016)
Income tax credit	(4,067)	(2,238)	--	(6,305)
Net loss	(7,556)	(4,155)	--	(11,711)
Total assets	348,128	66,499	(23,984)	390,643
Capital expenditures	13,662	346	--	14,008

Nine Months Ended September 30, 2002

	Midwest	Midwest Connect	Elimination	Consolidated
Operating revenues	$272,613	$55,434	($ 4,151)	$323,896
Operating loss	(41,000)	(3,110)	--	(44,110)
Depreciation and amortization expense	13,143	2,734	--	15,877
Interest income	998	1	(88)	911
Interest expense	(2,583)	(88)	88	(2,583)
(Loss) Income before income tax (credit) provision	(42,372)	36,334	--	(6,038)
Income tax (credit) provision	(15,677)	13,444	--	(2,233)
Net (loss) income	(26,695)	22,890	--	(3,805)
Total assets	317,852	66,202	(13,245)	370,809
Capital expenditures	3,694	1,177	--	4,871

7.     Derivative Instruments and Hedging Activities

The Company from time to time utilizes option contracts to mitigate exposure to the fluctuation in aircraft fuel prices in accordance with the Company's financial risk management policy. This policy was adopted by the Company to document the Company's philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At September 30, 2003, the Company had no options in place for future periods. If options had been in place at the end of the quarter, the value of the options would be determined using estimates of fair market value provided by the institutions that wrote the options.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." Therefore, all changes in the fair value of the derivative instruments that are considered highly effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. Year-to-date, the Company recognized $1.1 million as an offset to fuel expense in the income statement, which is comprised of $0.4 million reclassified other comprehensive income and $0.7 million of changes in the fair market value of the hedges since December 31, 2002. Cumulative other comprehensive income was $0 and $0.4 million for the nine-month period ended September 30, 2003 and the year ended December 31, 2002, respectively.

8.     Asset Dispositions

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liabilities are incurred, rather than when an entity commits to effect an exit plan. In third quarter 2003, the Company recorded $0.1 million (pre-tax) of aircraft lease expense for one leased DC-9 aircraft removed from Midwest Airlines service during the quarter; year to date, $4.7 million (pre-tax) of aircraft lease expense has been recorded in accordance with SFAS No. 146. These non-cash expenses were included in the aircraft rentals line of the Company's statements of operations. The expense reflects future obligations for these aircraft following their out-of-service dates. The Company has four additional DC-9 leased aircraft that it plans to remove from service by April 2004. The Company expects to record an additional non-cash charge of $2.1 million (pre-tax) in accordance with SFAS No. 146 in relation to these aircraft.

9.     New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which requires issuers to classify as liabilities certain classes of freestanding financial instruments (instruments that are entered into separately from other instruments or transactions or are legally detachable and separately exercisable) that represent obligations of the issuer. SFAS No. 150 is effective for all public company freestanding financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150, which was effective for the Company on July 1, 2003, has not had, nor does the Company expect it to have, a material impact on the Company's condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease arrangements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a "variable interest entity," the entity must be consolidated by the "primary beneficiary." The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity's expected losses or receive a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtained an interest after that date. The FASB recently deferred the effective date of FIN 46 to December 31, 2003 for all interests in variable interest entities existing prior to January 31, 2003. The Company is currently evaluating the impact of FIN 46 as it relates to its operations, but does not expect it to have a material impact on its results of operations or financial condition.

10.     Other Debt Obligations

On August 29, 2003, the Company amended the agreement relating to its bank credit facility to extend the existing credit facility to November 26, 2003. In addition to the extension, the amendment to the credit facility waived certain defaults that occurred prior to the amendment, removed certain financial covenants and modified a requirement that the Company maintain a minimum amount of unrestricted cash. The amendment gave the Company additional time to seek long-term financing while maintaining its existing letters of credit issued under the credit facility. As of September 30, 2003, the Company had repaid all borrowings under the bank credit facility, and the Company had outstanding letters of credit under the facility totaling approximately $15.5 million. The letters of credit are primarily used to support financing of the Company's maintenance facilities. No additional credit is available under the credit facility.

In October 2003, the Company completed a transaction with Milwaukee County, Racine County and the State of Wisconsin that reduced the amount of letters of credit outstanding under the credit facility. Further discussion of this matter is in Note 16, Subsequent Events. The Company plans to obtain releases of the remaining letters of credit and terminate the credit facility in the fourth quarter 2003.

11.     Non-cash Incentives

Non-cash incentives consist of purchase incentives (e.g. training, spare parts credits, simulator rental) received from aircraft and engine manufacturers upon delivery of aircraft. These incentives will be recognized over the life of the related leases.

12.     Shareholders' Equity

At September 30, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 8 of the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations; accordingly, no compensation cost has been reflected for the stock option plan in the condensed consolidated financial statements in this filing.

Had compensation costs for the Company's stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share for the three- and nine-month periods ended September 30 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(3,551)	$(8,589)	$(11,711)	$(3,805)
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods, net of related tax effect	(334)	(537)	(988)	(1,613)

Pro forma	$(3,885)	$(9,126)	$(12,699)	$(5,418)

Net loss per share - basic:
As reported	$(0.23)	$(0.55)	$(0.75)	$(0.26)
	$(0.25)	$(0.59)	$(0.82)	$(0.37)
Net loss per share - diluted:
As reported	$(0.23)	$(0.55)	$(0.75)	$(0.26)
	$(0.25)	$(0.59)	$(0.82)	$(0.37)

The following table is a reconciliation of the weighted average shares outstanding for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average shares
outstanding	15,517	15,511	15,515	14,472
Effect of dilutive securities:
Stock options (1)	0	0	0	0
Shares issuable under the 1995
Stock Plan for Outside
Directors (2)	0	0	0	0
Weighted average shares
outstanding assuming dilution	15,517	15,511	15,515	14,472

(1)	Stock options outstanding under the 1995 Stock Option Plan of 51 and 0 were excluded from the calculations for the three months ended September 30, 2003 and 2002 as their effect was anti-dilutive. Stock options outstanding under the 1995 Stock Option Plan of 10 and 38 were excluded from the calculations for the nine months ended September 30, 2003 and 2002 as their effect was anti-dilutive.

(2)	Shares issuable under the 1995 Stock Plan for Outside Directors of 23 and 16 were excluded from the calculations for the three months ended September 30, 2003 and 2002 as their effect was anti-dilutive. Shares issuable under the 1995 Stock Plan for Outside Directors of 21 and 15 were excluded from the calculations for the nine months ended September 30, 2003 and 2002 as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders discussed in Note 15, the Company issued warrants to certain lessors and lenders that give the holders the right to purchase in the aggregate 1,551,741 shares of the Company’s common stock at an exercise price per share of $4.78. The warrants expire in September 2013. The terms of the warrants provide certain protection from dilutive issuances of common stock. None of the warrants had been exercised as of September 30, 2003.

13. Comprehensive Loss

Comprehensive loss was ($3.6) million and ($11.3) million for the three- and nine-month periods ended September 30, 2003, and ($8.6) million and ($3.8) million for the three- and nine-month periods ended September 30, 2002, respectively.

14. Going Concern and Management’s Plan

Going Concern – The consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the unaudited condensed consolidated financial statements in this filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in 2001 and 2002, and existing industry conditions – including higher fuel prices, depressed business travel due to the stagnant economy and increased competitive pressures – will cause the Company to incur an operating loss for 2003.

On March 7, 2003, the Company suspended lease and debt payments associated with most of its aircraft, initially until June 7, 2003. On June 12, 2003, the Company extended the payment suspension indefinitely while it continued in negotiations with lessors and other affected lenders. (Note that the obligations related to the Boeing 717 aircraft purchases and related leases were not included in the payment moratorium.) The suspension was intended to provide the Company the opportunity to negotiate a restructuring of the terms and conditions of the leases and other financial obligations with the lessors and other affected lenders to bring them in line with market conditions and better reflect the reduced market values of the aircraft. Because the Company suspended payments without the consent of the lessors and other affected lenders, the suspension of payments resulted in defaults under the terms of the applicable leases and debt obligations, and a default under the terms of the Company’s bank credit agreement and the Company’s credit card processing agreement for MasterCard/Visa transactions. Such defaults provided the other parties to these arrangements certain rights and remedies. For example, the default under the Company’s credit card processing agreement for MasterCard/Visa transactions resulted in an increase of the reserve under that agreement to 100% of the card processor’s exposure. On July 17, 2003, the Company announced that it had reached preliminary agreements with aircraft lessors and lenders on the restructuring of leases and debt obligations that had been under payment suspension. On August 22, 2003, the Company announced that the agreements were finalized. These agreements are discussed in more detail in Note 15. In addition, on September 30, 2003, the Company announced that it had reached preliminary agreements to obtain approximately $40 million in additional financing, which is also discussed in more detail in Note 15.

The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flows to meet obligations on a timely basis and to obtain additional financing should industry conditions not improve. Management is implementing a number of plans to help alleviate these situations, as described below and in Note 15.

Management’s Plan – The Company has implemented a number of actions to improve its profitability and liquidity position. These actions focus on three key areas: 1) the launch of Midwest Airlines Saver Service to address the growing low-fare segment of the market, 2) cost reductions and internal restructuring, and 3) improved liquidity.

In February 2003, the Company announced the launch of low-fare service in high demand, leisure-oriented markets, branded as Midwest Airlines Saver Service. Saver Service was launched August 1, 2003 with existing MD-80 aircraft that were converted to a two-by-three seating configuration, with a total of eight MD-80 aircraft to be converted to the new configuration by year-end. Saver Service is expected to enable the Company to serve high-volume leisure destinations more profitably.

Detailed discussion of cost reduction and restructuring activities and liquidity measures is included at Note 15.

15. Restructuring Activities and Liquidity Measures

In February 2003, the Company announced measures aimed at improving cash flow in addition to previous cost control initiatives. Since then, the Company has reduced capacity, switched to a buy-onboard dining service, discontinued standard travel agency commissions to match most of the industry, and implemented service fee increases for nonrefundable tickets. In addition, the Company implemented a second workforce reduction, and remaining non-union employees received across-the-board temporary compensation reductions.

In July 2003, the Company announced that it had reached preliminary agreements with labor unions, lessors and lenders on permanent cost reductions. The Company reached final agreements regarding these matters in August 2003; the restructured agreements are discussed in further detail below. The Company is targeting these financial restructuring initiatives – along with numerous internal cost-reduction measures, revenue enhancements and flight schedule changes implemented since September 11, 2001 – to improve profitability and reduce costs relative to what the Company would have experienced if it had not effected these changes by approximately $70 million annually going forward.

The cost reductions relate to the following areas:

•	Labor cost savings and productivity improvements from the Company’s employee unions. All three of the Company’s represented employee groups amended their collective bargaining agreements; the duration of these agreements is five years. Employee-related cost savings are generated primarily by productivity improvements and work rule changes.

•	Identification of opportunities to enhance productivity for non-represented employees. Efforts are underway to identify productivity improvements for these work groups. Implementation of identified opportunities will be completed by year end.

•	Adjustment of the Company’s fleet plan and delivery schedules to provide for more controlled growth. The Company completed negotiations with aircraft manufacturers to adjust the delivery schedule of its Boeing 717 aircraft program and defer its acquisition of Embraer regional jets.

•	Renegotiation of aircraft finance agreements. Amendments to aircraft financing agreements were completed with the aircraft lessors and lenders participating in the restructuring effort. These agreements reduced aircraft lease rates to bring them in line with current market conditions and better reflect the reduced market values of the aircraft, and restructured certain short-term debt to long-term obligations. Details of the restructured agreements are as follows:

>>	Debt related to three Fairchild 328JET aircraft was restructured to better reflect aircraft values and the current interest rate environment. Loans on the three aircraft were coming due in August 2003, November 2003 and January 2004 that would have resulted in loan repayments totaling approximately $24 million. The restructuring resulted in the loan term being extended to 2013 and reduced payments that better represent the current market value for the aircraft.

>>	Debt on one MD-80 was retired as part of a sale/leaseback transaction. The transaction resulted in the retirement of approximately $7.0 million of debt related to the aircraft, which had a book value of approximately $11.0 million on the date of the sale/leaseback; thus, a loss of $4.0 million was recorded in the third quarter 2003 in relation to the transaction.

>>	There were 34 aircraft leases and four aircraft loans that were renegotiated in the lease and loan restructuring effort. All restructurings include lower payments to reflect current market conditions. The Midwest restructurings included 10 McDonnell-Douglas DC-9 and four McDonnell-Douglas MD-80 aircraft. The Midwest restructuring also resulted in a debt-financed MD-80 being converted into a lease with an extension of term from 2008 to 2013. At Midwest Connect, there were 15 Beechcraft 1900D aircraft and five 328JET aircraft leases renegotiated in addition to the three 328JETs that had loans renegotiated. Cash flow savings from the lease and loan restructurings exceed $1 million per month.

>>	Lease expense related to the restructured agreements was recorded during a portion of the moratorium period (March through June 2003) at rates under the previous agreements. The difference between the new and old lease rates for that portion of the moratorium period is being amortized over the term of the new leases.

>>	In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company’s subsidiaries delivered subordinated promissory notes (the “Basic Moratorium Notes”) to the lessors and lenders. Each of the Basic Moratorium Notes was delivered pursuant to an agreement to amend the existing lease or financing agreements, as applicable (each, an “Agreement to Amend”), between (1) the Company and Midwest Airlines, a wholly owned subsidiary of the Company, or Skyway Airlines, a wholly owned subsidiary of Midwest Airlines, as the case may be; and (2) the lessor(s) or lender(s) party to the existing lease or financing agreements in question. Each of the Basic Moratorium Notes constitutes payment in full for any basic rent, principal and interest payments and any other regularly scheduled amounts due under such lease and financing agreements, as amended by the respective Agreement to Amend (collectively, the “Regularly Scheduled Payments”), that Midwest Airlines or Skyway Airlines, as the case may be, failed to pay to the lessor(s) or lender(s) during the Company’s payment moratorium from and including February 28, 2003 through and including August 30, 2003. The aggregate principal amount of the Basic Moratorium Notes is $7,533,000. Principal and interest on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments commencing on the later of (1) June 30, 2004 and (2) the earlier of (a) the date on which the Company attains Financial Health (as defined below) and (b) January 1, 2005. “Financial Health” for purposes of the Basic Moratorium Notes means when the Company has either (i) unrestricted cash of $70 million or (ii) achieved financial closing with respect to new financing in the amount of at least $30 million. The Basic Moratorium Notes bear interest at 10% per annum beginning June 30, 2004.

>>	As a result of the restructuring of lease and debt agreements described above, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. The amount of such contingent obligation of the Company is approximately $7.9 million as of September 30, 2003.

>>	Also, in connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders. These warrants are discussed in more detail in Note 12.

In addition to completion of restructuring related to cost savings, the Company also announced several completed or preliminary agreements related to financing:

•	As discussed in Note 10, the Company amended the agreement related to its bank credit facility, which extends the existing facility to November 26, 2003. This extension gave the Company additional time to secure long-term financing while maintaining existing letters of credit issued under the credit facility. In October 2003, the Company completed a transaction with Milwaukee County, Racine County and the State of Wisconsin that reduced the amount of letters of credit outstanding under the credit facility. Further discussion of this matter is in Note 16. The Company plans to obtain releases of the remaining letters of credit and terminate the credit facility in fourth quarter 2003.

•	The Company reached a preliminary agreement to complete a sale/leaseback of Midwest Airlines’ headquarters facility, which is expected to provide the Company with proceeds of approximately $9.5 million. This transaction closed on November 12, 2003, as further described in Note 16.

•	The Company entered into agreements under which it expects to raise financing of approximately $33.0 million (net proceeds to be approximately $30.5 million, after commissions and expenses). The first component involves the sale of $25.0 million in convertible senior secured notes and is described in more detail below. The second step in the sale of notes, for approximately $10.0 million, is contingent on shareholder approval. The second component of the financing transactions consists of the sale of common stock for $8.0 million and is also contingent on shareholder approval. Each component involved, or will involve, a private placement to qualified institutional buyers and accredited investors.

•	The Company has entered into agreements providing for the sale of $25.0 million in convertible senior secured notes. The sale of the convertible senior secured notes was to be completed in two steps. The first, for $15.0 million, occurred September 29, 2003, the proceeds being recorded as restricted cash, with release of proceeds from the sale subject to the Company delivering security for the notes. Release of proceeds occurred on October 21, 2003 (at which time the proceeds were recorded as unrestricted cash) when the Company completed a transaction (also discussed below) with Milwaukee County, Racine County and the State of Wisconsin that resulted in Milwaukee County becoming the guarantor of principal and interest payments on approximately $14.2 million of industrial development revenue bonds issued in 1998 and 2001 by the City of Milwaukee to finance the construction of two airport-based maintenance facilities. Credit support for the bonds was previously provided by letters of credit issued under the bank credit facility. The guarantee provided by Milwaukee County enabled the Company to reduce its bank credit facility exposure from $15.5 million to approximately $1.1 million. The Company cash collateralized the remaining $1.1 million of letters of credit with the credit facility banks, enabling the banks to release all other collateral previously provided as security. Most of these assets, including aircraft, spare parts, and landing slots, were then pledged as security to the convertible note holders, allowing for the release of proceeds of approximately $15.0 million from escrow. The second step of the sale of senior secured convertible notes, for $10.0 million, is subject to shareholder approval and satisfaction of certain other conditions. All of the notes are convertible into shares of common stock at a price of $5.00 per share, subject to terms that provide protection from dilutive issuances of common stock. They bear interest at 6.75% per annum and mature in October 2008.

The terms of the agreements specify that the Company is subject to certain operating restrictions that, among other things, limit the Company’s ability to sell assets and make loans. In addition, the Company may not, except as required under certain contracts, plans or arrangements, redeem, declare or pay any cash dividends or distributions on common stock without the consent of the note holders. The agreements also specify customary events of default for debt securities of this type, including, among others, failure to make payments when due, breaches of covenant, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and insolvency defaults and unsatisfied judgment defaults. In addition, the agreements require the Company to maintain a minimum unrestricted cash balance.

16. Subsequent Events

In October 2003, the Company completed a transaction with Milwaukee County, Racine County and the State of Wisconsin that resulted in Milwaukee County becoming the guarantor of principal and interest payments on approximately $14.2 million of industrial development revenue bonds issued in 1998 and 2001 by the City of Milwaukee to finance the construction of two airport-based maintenance facilities. Credit support for the bonds was previously provided by letters of credit issued under the bank credit facility. The guarantee provided by Milwaukee County enabled the Company to reduce its bank credit facility exposure from $15.5 million to approximately $1.1 million. The Company cash collateralized the remaining $1.1 million of letters of credit with the credit facility banks, enabling the banks to release all other collateral previously provided as security. Most of these assets were then pledged as security to the convertible note holders (discussed further in Note 15), allowing for the release of proceeds of approximately $15.0 million from escrow.

On November 12, 2003, the Company closed on an agreement to complete a sale/leaseback of its Oak Creek, Wisconsin headquarters facility. This transaction provided the Company with net proceeds of approximately $10.0 million after payment of the existing mortgage and transaction expenses.

The Company is currently in the process of soliciting shareholder approval for the $10.0 million second step of the sale of $25.0 million convertible notes and the $8.0 million sale of common stock discussed above. A Special Shareholders’ Meeting is scheduled for November 21, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

The Company’s third quarter 2003 operating loss was ($5.1) million, a decrease in loss of $8.3 million from third quarter 2002 operating loss of ($13.4) million. Net loss for the quarter was ($3.6) million, a decrease in loss of $5.0 million from third quarter 2002 net loss of ($8.6) million. For the first nine months of 2003, operating loss was ($28.6) million, a decrease in loss of $15.5 million from the operating loss for the first nine months of 2002 of ($44.1) million. Year-to-date 2003 net loss was ($11.7) million, an increase in net loss of $7.9 million from the year-to-date 2002 net loss of ($3.8) million. Year-to-date 2003 net loss per share on a diluted basis was ($0.75), a $0.49 increase in net loss per share from year-to-date 2002 net loss per share on a diluted basis of ($0.26). Year-to date 2003 results include income of $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs, as well as a charge of $4.7 million related to the early recognition of lease expense on six leased DC-9 aircraft removed from service prior to quarter end. Year-to-date 2002 results included a $29.9 million (pre-tax) impairment charge related to the early retirement of Midwest Airlines’ DC-9 fleet and other income of $39.5 million (pre-tax) associated with Midwest Connect’s arbitration settlement with Fairchild over the cancellation of the 428JET program.

The Company’s total revenue in third quarter 2003 decreased $9.0 million, or 8.7%, to $94.9 million, from third quarter 2002 total revenue of $103.9 million. Traffic, as measured by scheduled service revenue passenger miles, increased 2.2% in third quarter 2003, while scheduled service capacity, as measured by available seat miles (“ASMs”), decreased 15.1%. Midwest Airlines’ capacity decreased 16.1% due primarily to four fewer aircraft in service quarter over quarter, while capacity at Midwest Connect decreased by 7.8% due to the realignment of service on certain routes between Midwest Airlines and Midwest Connect.

Third quarter revenue yield decreased 14.9% at Midwest Airlines and 13.7% at Midwest Connect. The decreases in revenue yield were due in large part to a continued decline in high-yield business travel, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee. Northwest Airlines, Frontier Airlines, and AirTran Airlines have all added nonstop service from Milwaukee to new destinations during the second and third quarters of 2003. In addition, the introduction of Saver Service, which began operations in August 2003, contributed to the decline in revenue yield as fares are generally lower, by design, for that service.

The Company’s operating costs decreased $17.2 million, or 14.7%, to $100.0 million in third quarter 2003. Most cost categories showed declines, including a 39.0% decrease in commissions, a 68.4% decrease in dining services costs, and a 31.6% decrease in maintenance expense. These decreases were partially offset by charges related to the Company’s restructuring efforts of $5.9 million (pre-tax), consisting of a $4.0 million loss on the sale/leaseback of one MD-80 aircraft, as well as $1.9 million of additional legal and other professional fees associated with the restructuring. Year-to-date 2002 operating costs included a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company’s DC-9 fleet. Additional detail on cost changes is included in subsequent sections.

The Company’s passenger traffic and yields declined severely following the events of September 11, 2001. Since that time, the Company has experienced significantly lower revenues and has incurred higher costs in certain categories, particularly fuel. To mitigate the adverse financial situation, the Company has taken, and continues to take, action intended to improve financial performance by improving revenue and reducing costs.

Recent Developments

Completion of County Transaction

On October 21, 2003, the Company completed a transaction that resulted in Milwaukee County becoming the guarantor of principal and interest payments on approximately $14.2 million of industrial development revenue bonds issued in 1998 and 2001 by the City of Milwaukee to finance the construction of two airport-based maintenance facilities. Credit support for the bonds was previously provided by letters of credit issued under the Company’s bank credit facility. The guarantee provided by Milwaukee County enabled the Company to reduce its bank credit facility exposure from $15.5 million to approximately $1.1 million. The Company cash collateralized the remaining $1.1 million of letters of credit with the credit facility banks, enabling the banks to release all other collateral previously provided as security. Most of these assets were then pledged as security to the holders of the Company’s convertible senior secured notes.

Private Placement of Debt and Equity

On September 29, 2003, the Company entered into agreements under which it expects to raise financing of approximately $33 million (net proceeds to be approximately $30.5 million, after commissions and expenses). The financing includes two components: the sale of $25 million in convertible senior secured notes (in two steps, one for $15 million, which has been completed, with proceeds from the sale being released from escrow upon completion of the county transaction on October 21, 2003), and one for $10, which is subject to shareholder approval) and the sale of approximately 1,882,353 shares of the Company’s common stock for an aggregate purchase price of approximately $8 million (subject to shareholder approval). The Company sold the convertible senior secured notes and the common stock in a private placement to certain qualified institutional investors and accredited investors in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

The convertible senior secured notes bear interest at 6.75% and mature on October 1, 2008. The notes are secured by certain assets of the Company and its subsidiaries in accordance with a Security Agreement and by a Mortgage granted by Midwest Connect. The notes are generally convertible at any time at the option of the note holders into shares of common stock of the Company at an initial conversion price of $5.00 per share, which price is subject to adjustment pursuant to certain anti-dilution provisions. The note holders may not convert any portion of the outstanding and unpaid principal of the notes to the extent that, after giving effect to such conversion, the note holder (together with such note holder’s affiliates) would beneficially own in excess of 4.99% or 9.99%, as the case may be for the respective note holder, of the number of shares of common stock outstanding immediately after giving effect to such conversion. A note holder may waive the 4.99% limitation with such waiver being effective on the 61st calendar day after the Company receives notice of the waiver.

The Company will hold a special shareholders’ meeting on November 21, 2003 to, among other things, request that shareholders approve certain matters relating to the $10.0 million second step of the sale of $25.0 million convertible senior secured notes and the $8.0 million sale of common stock.

Sale/Leaseback

On November 12, 2003, the Company closed on an agreement to complete a sale/leaseback of its Oak Creek, Wisconsin headquarters facility. This transaction provided the Company with net proceeds of approximately $10.0 million after payment of the existing mortgage and transaction expenses.

Restructuring Efforts

In August 2003, the Company finalized agreements with labor unions, lessors and lenders on permanent cost reductions. These reductions were a continuation of the Company’s actions to improve its profitability and liquidity position that began in September 2001.

In February 2003, the Company announced measures aimed at improving cash flow in addition to previous cost control initiatives. Since then, the Company reduced capacity, switched to a buy-onboard dining option, discontinued standard travel agency commissions to match the industry, and implemented service fee increases for nonrefundable tickets. In addition, the Company implemented an additional workforce reduction, and remaining non-union employees received across-the-board compensation reductions.

The Company is targeting its financial restructuring initiatives – along with numerous internal cost-reduction measures, revenue enhancements and flight schedule changes implemented since September 11, 2001 – to improve profitability and reduce costs, relative to what it would have experienced if it had not effected these changes, by approximately $70 million annually going forward. The cost reductions relate to the following areas:

•	Labor cost savings and productivity improvements from the Company’s employee unions. All three of the Company’s represented employee groups – the Midwest Air Line Pilots Association, the Skyway Air Line Pilots Association and the Midwest Association of Flight Attendants – ratified agreements. The duration of these agreements is five years.

•	Identification of opportunities to enhance productivity for non-represented employees. Non-represented employee groups are currently working to develop process and productivity improvements, which are expected to be implemented by the end of 2003.

•	Adjustment of the Company’s fleet plan and delivery schedules to provide for more controlled growth. The Company completed negotiations with aircraft manufacturers to adjust the delivery schedule of its Boeing 717 aircraft program and defer its acquisition of Embraer regional jets. Midwest Airlines will continue to accept Boeing 717s at its current rate of one each month through March 2004, when deliveries will change to approximately quarterly. Under the new schedule, Midwest will acquire the 25 717s it has ordered by October 2006. Midwest Connect will defer its acquisition of 20 Embraer regional jets from January 2004 to July 2006, during which time the availability of long-term aircraft financing is expected to improve. The Embraer contract has been amended to reflect this agreement. Midwest Connect will not incur any cost or face claims for breach of contract in relation to the deferral.

•	Renegotiation of aircraft finance agreements. The Company restructured agreements that amend existing finance agreements with 11 aircraft lessors and lenders to reflect current market conditions. These agreements provided for the reduction of the present value of the prior agreements by $60-70 million and reduced cash requirements by about $1.1 million per month and converted $24 million of short-term debt into long-term obligations exceeding 10 years at low interest rates.

In connection with the restructuring efforts, the Company issued warrants to the lessors and lenders relating to 1,551,741 shares of the Company’s common stock, with an exercise price per share of $4.78. The warrants expire in September 2013. None of the warrants had been exercised as of September 30, 2003. Also, in connection with the restructuring efforts, the Company agreed to grant options to its employees (represented and non-represented) to purchase 1,551,741 shares of the Company’s common stock (subject to shareholder approval.) The terms of the warrants and options provide certain protection from dilutive issuances of common stock.

The shares issuable upon the exercise of warrants that the Company issued to its aircraft lessors and lenders, and options it has agreed to issue to its employees, as well as any additional shares that may be issued as part of any additional financing, will dilute the ownership interests of existing shareholders. Further, any sales in the public market of the common stock issuable upon such exercises and conversion could adversely affect prevailing market prices of the Company’s common stock. In addition, the existence of warrants, options and other securities may encourage short selling by market participants.

A summary of revenue improvement/cost reduction measures implemented as of September 30, 2003 is as follows:

Revenue Improvement/ Cost Reduction Measure	Estimated Annual Improvement ($ in millions)
Headcount Reductions	$15
Dining Services/Amenity Changes	$15
Capacity Reductions/Schedule Changes	$5
Travel Agent Commission Changes	$5
Advertising Reduction	$3
Fuel Management Program	$2
Passenger Fee Changes	$1
Other Programs	$1

Total of Revenue Improvement/Cost Reduction Measures	$47

Restructuring Measure	Estimated Annual Improvement ($ in millions)
Aircraft Lessor Concessions	$12
Represented Employees' Concessions	$7
Non-represented Employees' Concessions	$4

Total of Restructuring Measures	$23

Total of Revenue Improvement/Cost Reduction Measures and
Restructuring Measures	$70

As of September 30, 2003, the Company had fully completed the majority of the items listed above, and the results are included in the results of operations and financial condition for the third quarter 2003. Items not fully completed as of September 30, 2003 include represented and non-represented employee concessions and the advertising reduction. The represented and non-represented employee concessions are in the process of being implemented. The advertising reduction was not fully realized in third quarter 2003 because the Company incurred more costs to support the introduction of Saver Service, to respond to increased competition due to new entrants in Milwaukee, and to advertise expanded serviced in the Kansas City base of operations.

Saver Service

Saver Service was launched on August 1, 2003 and complements the Company’s existing premium (Midwest Airlines Signature Service) and regional (Midwest Connect) products by offering flights to high-demand leisure destinations at the lower fares leisure travelers want to pay. The decision to offer low-fare service was based on extensive market research. The Company initiated service with five MD-80 aircraft (already part of the Midwest Airlines fleet) that seat 143-147 passengers in a two-by-three configuration in a single-class cabin. It is expected that a total of eight MD-80 aircraft will be converted to the new configuration by year end. Pitch averages 33 inches, similar to Midwest Airlines Signature Service and more than other low-fare carriers. Saver Service is expected to enhance the Company’s competitive position by serving a segment of the market that is growing more rapidly than the business travel market, expanding to destinations that have not been economically viable to serve with the premium product, and serving some existing destinations more cost efficiently. As a result of the introduction of Saver Service, the Company expects that it will compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, the Company will compete more clearly on the basis of fare levels. There is no assurance that the Company will be able to compete successfully on these bases.

Increased Competition

On July 1, 2003, Northwest Airlines added one nonstop roundtrip flight in each of the following six markets: from Milwaukee to New York City, Washington, D.C., Orlando, Boston, Los Angeles and Las Vegas. Northwest Airlines will also add seasonal service to Phoenix in February 2004. In addition, Frontier Airlines and AirTran Airlines have added new nonstop service in the Milwaukee market. Although the Company competes with other carriers in all markets it serves, this competition is unique because it constitutes the addition of other carriers with nonstop service in Midwest Airlines’ Milwaukee base of operations. The Company has successfully competed with legacy and low-cost carriers in the past and has maintained market share in these markets. However, there can be no assurance that the Company will be able to successfully compete with competitors in the future.

Litigation

In May 2003, U.S. Bancorp Equipment Finance, Inc. filed suit against the Company in U.S. District Court in Milwaukee, filing a claim for unpaid lease payments and a motion for replevin in relation to two MD-80 aircraft leased to the Company by U.S. Bancorp Equipment Finance, Inc. In connection with the renegotiation of the aircraft finance agreements, U.S. Bancorp Equipment Finance, Inc. voluntarily dismissed the suit.

Business Alliance

In July 2003, the Company announced that it had joined forces with Milwaukee-based The Mark Travel Corporation (“Mark Travel”) to offer new opportunities and value to leisure travelers. Midwest Airlines designated Mark Travel as the operator of its leisure vacation program, Midwest Airlines Vacations, starting in 2004. In addition, Midwest Airlines will provide Funjet Vacations – the flagship brand of Mark Travel – with aircraft capacity on some of Funjet’s most popular routes.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Midwest Airlines Operations
Origin & Destination Passengers	493,722	494,729	1,412,413	1,484,547
Revenue Passenger Miles (000s)	486,319	481,351	1,415,189	1,460,422
Scheduled Service Available Seat Miles (000s)	692,837	825,339	2,146,749	2,386,704
Total Available Seat Miles (000s)	705,716	841,459	2,193,293	2,436,900
Load Factor (%)	70.2%	58.3%	65.9%	61.2%
Revenue Yield	$0.1310	$0.1540	$0.1367	$0.1597
Revenue per Scheduled Service ASM (1)	$0.0961	$0.0933	$0.0943	$0.1016
Total Cost per Total ASM (2)	$0.1174	$0.1162	$0.1181	$0.1287
Impairment Loss per Total ASM	$0.0000	$0.0000	$0.0000	$0.0123
Average Passenger Trip Length (miles)	985	973	1,002	984
Number of Flights	8,609	11,495	27,644	33,083
Into-plane Fuel Cost per Gallon	$0.955	$0.843	$1.000	$0.787
Full-time Equivalent Employees at End of Period	1,951	2,539	1,951	2,539
Aircraft in Service at End of Period	30	34	30	34
Midwest Connect Operations
Origin & Destination Passengers	163,154	150,751	445,669	428,906
Revenue Passenger Miles (000s)	55,750	49,110	157,218	138,198
Scheduled Service Available Seat Miles (000s)	95,375	103,450	298,654	293,924
Total Available Seat Miles (000s)	95,382	103,472	298,719	294,148
Load Factor (%)	58.5%	47.5%	52.6%	47.0%
Revenue Yield	$0.3251	$0.3765	$0.3268	$0.3982
Revenue per Scheduled Service ASM (1)	$0.1950	$0.1791	$0.1762	$0.1877
Total Cost per Total ASM	$0.1943	$0.2019	$0.1993	$0.1990
Average Passenger Trip Length (miles)	342	326	353	322
Number of Flights	13,705	14,488	41,747	41,181
Into-plane Fuel Cost per Gallon	$1.033	$0.945	$1.069	$0.874
Full-time Equivalent Employees at End of Period	604	607	604	607
Aircraft in Service at End of Period	25	25	25	25

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue
Operating Revenues:
Passenger service	$0.102	86.2%	$0.098	89.1%	$0.098	85.7%	$0.106	89.0%
Cargo	0.001	0.9%	0.001	1.2%	0.002	1.2%	0.002	1.3%
Other	0.015	12.9%	0.011	9.7%	0.015	13.1%	0.011	9.7%

Total Operating Revenues	$0.118	100.0%	$0.110	100.0%	$0.115	100.0%	$0.119	100.0%

Operating Expenses:
Salaries, wages and benefits	$0.042	35.7%	$0.042	38.5%	$0.043	37.6%	$0.043	36.3%
Aircraft fuel and oil	0.022	18.9%	0.022	20.4%	0.024	21.3%	0.021	17.5%
Commissions	0.003	2.8%	0.005	4.2%	0.004	3.1%	0.005	4.3%
Dining services	0.002	1.7%	0.005	5.0%	0.003	2.2%	0.006	4.7%
Station rental, landing, other fee	0.010	8.2%	0.010	8.8%	0.011	9.6%	0.010	8.6%
Aircraft maint., materials and repairs	0.010	8.6%	0.013	11.5%	0.009	8.2%	0.011	9.7%
Depreciation and amortization	0.006	5.4%	0.005	5.0%	0.006	5.6%	0.006	4.9%
Aircraft rentals	0.008	6.6%	0.007	6.1%	0.010	8.7%	0.007	5.9%
Impairment loss	0.000	0.0%	0.000	0.0%	0.000	0.0%	0.011	9.2%
Other	0.021	17.5%	0.015	13.4%	0.016	13.7%	0.015	12.5%

Total Operating Expenses	$0.125	105.4%	$0.124	112.9%	$0.126	110.0%	$0.135	113.6%

Total ASMs (000s)	801,098		944,932		2,492,012		2,731,048

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Three Months Ended September 30, 2003 Compared With
Three Months Ended September 30, 2002

Operating Revenues

Company operating revenues totaled $94.9 million in third quarter 2003, a $9.0 million, or 8.7%, decrease from third quarter 2002. Passenger revenues accounted for 86.2% of total revenues and decreased $10.8 million, or 11.7%, from third quarter 2002 to $81.8 million. The decrease is attributable to a 13.5% decrease in revenue yield, partially offset by a 2.2% increase in passenger volume, as measured by revenue passenger miles.

Midwest Airlines passenger revenue decreased $10.4 million, or 14.1%, from 2002 to $63.7 million. This decrease was primarily caused by a 14.9% decrease in revenue yield. Revenue yield decreased due to a substantial decline in high-yield business travel, the sluggish economy and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee. The introduction of Saver Service during the quarter also contributed to the decrease in revenue yield. Origin and destination passengers were essentially unchanged quarter over quarter. Total capacity, as measured by scheduled service ASMs, decreased 16.1% due to four fewer aircraft in scheduled service during third quarter 2003 as the Company attempted to align capacity with lower demand. Load factor increased from 58.3% in 2002 to 70.2% in 2003.

Midwest Connect passenger revenue decreased $0.4 million, or 2.0%, from third quarter 2002 to $18.1 million. This decrease was primarily caused by a 13.7% decrease in revenue yield. Revenue yield decreased due to decreased business travel and lower fares that were used to stimulate travel demand. The decrease in revenue yield was partially offset by a 13.5% increase in passenger volume, as measured by revenue passenger miles. Total capacity, as measured by scheduled service ASMs, decreased 7.8% from third quarter 2002 as schedules were adjusted to meet lower overall demand. Load factor increased from 47.5% in third quarter 2002 to 58.5% in third quarter 2003. The average passenger trip length increased 16 miles, or 4.9%.

Revenue from cargo, charter and other services increased $1.8 million, or 15.9%, from third quarter 2002 to $13.1 million. Revenue from charter sales increased $0.4 million in third quarter 2003 as the Company obtained exclusive charter rights for one additional professional sports team. Revenue from frequent flyer partnerships increased $1.2 million over 2002 due to increased volume with the cobranded credit card. Cargo revenue decreased $0.4 million, or 30.6%, with most of the decrease due to lower U.S. Postal Service mail volumes, in large part the result of security directives and restrictions, as well as a new contract with the U.S. Postal Service that has resulted in lower initial volumes.

Operating Expenses

Third quarter 2003 operating expenses decreased $17.2 million, or 14.7%, from third quarter 2002 to $100.0 million. Costs were lowered in most categories, primarily due to planned cost reduction efforts and the introduction of Saver Service in August 2003. Cost per total ASM at Midwest Airlines increased 1.0% in third quarter 2003, while Midwest Connect cost per total ASM decreased 3.8% quarter over quarter.

Salaries, wages and benefits decreased $6.1 million, or 15.3%, from third quarter 2002 to $33.9 million. The labor cost decrease quarter over quarter reflects the reduction of 591 full-time equivalent employees companywide. The headcount decrease was primarily the result of furloughing employees to align with lower capacity and increase employee productivity, as well as attrition. A reduction in overtime pay and reductions in wages also contributed $0.9 million to decreased labor costs. These decreases were partially offset by higher medical insurance costs. On a cost per total ASM basis, labor costs were unchanged, at 4.2¢ in third quarter of 2002 and 2003, respectively.

Aircraft fuel and oil and associated taxes decreased $3.3 million, or 15.5% to $17.9 million in third quarter 2003. Into-plane fuel prices increased 13.0% in third quarter 2003, averaging 96.8¢ per gallon versus 85.7¢ per gallon in third quarter 2002, and resulted in a $1.8 million (pre-tax) unfavorable price impact. Fuel consumption decreased 25.2% in the quarter as a result of the capacity reductions at both airlines, as well as lower fuel consumption rates for the Boeing 717 aircraft compared with the DC-9 fleet. Fuel costs in October 2003 trended upward, averaging 98.8¢ per gallon. As of October 31, 2003, no hedges relating to fuel had been placed for fourth quarter 2003 or subsequent periods.

Commissions for travel agents and commissions related to credit card transactions decreased $1.7 million, or 39.0%, from third quarter 2002 to $2.6 million. The decrease was due primarily to the elimination of standard travel agent commissions beginning March 1, 2003, as well as to an 11.7% decrease in passenger revenue. In addition, savings were realized because of increased travel booked directly through the Company’s reservations center and Web site, and other travel-related Web sites. Commissions as a percentage of passenger revenue decreased from 4.7% in third quarter 2002 to 3.2% in third quarter 2003.

Dining services costs decreased $3.5 million, or 68.4%, from third quarter 2002 to $1.6 million. The decrease was due primarily to the elimination of complimentary onboard meal service in April 2003. Total dining services costs per Midwest Airlines passenger decreased from $9.97 in third quarter 2002 to $3.17 for third quarter 2003.

Station rental, landing and other fees decreased $1.4 million, or 14.9%, from third quarter 2002 to $7.8 million. The decline is due primarily to a 14.1% decrease in the number of flight segments. On a cost per total ASM basis, these costs increased 0.4% from third quarter 2002.

Aircraft maintenance material costs decreased $3.8 million, or 31.6%, from third quarter 2002 to $8.2 million. The decrease at Midwest Airlines was caused by lower costs for maintaining the DC-9 fleet as 11 of these aircraft were removed from service quarter over quarter. Additional savings were generated from lower purchased maintenance costs and lower usage of maintenance materials due to fewer flight segments. Maintenance costs at Midwest Connect decreased $0.2 million. On a cost per total ASM basis, these costs decreased 19.4% from third quarter 2002.

Depreciation and amortization was essentially unchanged from third quarter 2002. The addition of one MD-80 aircraft to the fleet in March 2003 and the acquisition of spare parts to support the Boeing 717 program were offset by the decrease in depreciation related to the DC-9 aircraft retired from the fleet quarter over quarter. On a cost per total ASM basis, these costs increased 17.2% from third quarter 2002 as the Company reduced capacity 15.1%.

Aircraft rental costs of $6.2 million for third quarter 2003 were essentially unchanged from third quarter 2002. The increase in costs due to the early recognition of $0.1 million (pre-tax) of lease expense on one leased DC-9 aircraft removed from service during the quarter, as well as to the addition of eight leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter, was offset by the lower lease rates negotiated on all other leased aircraft remaining in service. Lease expense was recorded in the third quarter 2003 at the new restructured rates. On a cost per total ASM basis, these costs increased 16.0% from third quarter 2003.

Other operating expenses increased $2.7 million, or 19.2%, from third quarter 2002 to $16.6 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, crew hotel rooms, reservation fees, legal fees, other professional services, administration and other items. Higher legal and other professional service costs of $1.9 million, due to the restructuring activities, along with a $4.0 million loss recorded on the sale/leaseback of one MD-80 aircraft, were partially offset by lower crew hotel rooms, advertising and insurance costs. The MD-80 aircraft sale/leaseback transaction was part of the overall aircraft restructuring transactions. The transaction resulted in the retirement of approximately $7.0 million of debt related to the aircraft, which had a book value of approximately $11.0 million on the date of the sale/leaseback. On a cost per total ASM basis, these costs increased 40.6% from third quarter 2002.

Income Tax Credit

Income tax credit for third quarter 2003 was ($1.9) million, a $3.1 million decrease from the 2002 credit of ($5.0) million. The effective tax rates for the third quarters of 2003 and 2002 were 35.0% and 37.0%, respectively. The decrease in the effective tax rate was due to the economic uncertainty related to the realization of state net operating loss carryforwards. For purposes of calculating the Company’s income tax expense and effective tax rate, the Company treats amounts payable to Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company’s initial public offering in 1995 as if they were payable to taxing authorities.

Net Loss

Net loss for third quarter 2003 was ($3.6) million, a decrease in loss of $5.0 million from third quarter 2002 net loss of ($8.6) million.

Nine Months Ended September 30, 2003 Compared With
Nine Months Ended September 30, 2002

Operating Revenues

Company operating revenues totaled $285.9 million for the nine months ended September 30, 2003, a $38.0 million, or 11.7%, decrease from the first nine months of 2002. Passenger revenues accounted for 85.7% of total revenues and decreased $43.4 million, or 15.0%, from 2002 to $244.9 million. The decrease was attributable to a 13.6% decrease in yield along with a 1.6% decrease in passenger volume, as measured by revenue passenger miles. Load factor increased from 59.6% in 2002 to 64.3% in 2003.

Midwest Airlines passenger revenue decreased $39.7 million, or 17.0%, from 2002 to $193.5 million in 2003. This decrease was primarily caused by a 14.4% decrease in revenue yield. Revenue yield decreased due to a substantial decline in high-yield business travel, the sluggish economy and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee. The introduction of Saver Service during the quarter also contributed to the decrease in revenue yield. A 3.1% decrease in passenger volume, as measured by revenue passenger miles, also contributed to the decrease. Total Midwest Airlines capacity, as measured by scheduled service ASMs, decreased 10.1% due to four fewer aircraft in scheduled service at September 30, 2003 as the Company attempted to align capacity with lower demand. Load factor increased from 61.2% in 2002 to 65.9% in 2003.

Midwest Connect passenger revenue decreased by $3.7 million, or 6.6%, from 2002 to $51.4 million in 2003. Traffic increased 13.8% on a 1.6% increase in capacity due to the shifting of certain routes from Midwest Airlines. Load factor increased from 47.0% in 2002 to 52.6% in 2003. Revenue yield decreased 17.9%, from $0.40 in 2002 to $0.33 in 2003, primarily due to increased flight lengths and lower-than-average system revenue yield, decreased business travel, and heavy industrywide fare discounting to stimulate travel demand.

The Company’s revenue from cargo, charter and other services increased $5.3 million, or 14.9%, in 2003. Midwest Airlines benefited from increased revenue from charter sales as more aircraft time was available for charter service and the Company had exclusive charter rights for nine professional sports teams as of September 30, 2003. The increased charter revenue was partially offset by a $0.9 million decrease in cargo revenue. Most of this decrease was due to lower U.S. Postal mail volumes, in large part the result of security directives and restrictions, as well as a new contract with the U.S. Postal Service that has resulted in lower initial volumes.

Operating Expenses

2003 operating expenses decreased $53.5 million, or 14.5%, from 2002 to $314.5 million. The Company realized savings from companywide cost reduction efforts, with reduced costs in many categories, as detailed below. 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company’s DC-9 fleet. The Company’s cost per total ASM decreased 6.4%, from 13.5¢ in 2002 to 12.6¢ in 2003.

Salaries, wages and benefits decreased $10.0 million, or 8.5%, from 2002 to $107.6 million in 2003. The labor cost decrease reflects the reduction of 591 full-time equivalent employees since September 30, 2002. The headcount decrease was primarily the result of furloughing employees to align with reduced capacity and increase employee productivity, as well as attrition. A $0.7 million reduction in overtime also contributed to decreased labor costs. These decreases were partially offset by increased benefit costs primarily due to higher medical insurance costs. On a cost per total ASM basis, labor costs stayed constant, at 4.3¢ in 2002 and 2003.

Aircraft fuel and oil and associated taxes increased $4.2 million, or 7.3%, from 2002 to $60.9 million in 2003. Into-plane fuel prices increased 26.6% in 2003, averaging $1.01 per gallon in 2003 versus $0.80 per gallon in 2002, resulting in a $12.7 million unfavorable pre-tax price impact. Fuel consumption decreased 15.1% in 2003 because of a decrease in flight operations, as well as lower fuel consumption rates of the Boeing 717 aircraft compared with the DC-9 fleet.

Travel agent and credit card commissions decreased $5.2 million, or 37.2%, from 2002 to $8.8 million. On a cost per total ASM basis, commissions decreased 31.2% from 2002. The decrease was primarily due to the elimination of standard travel agency commissions beginning March 1, 2003, as well as a 15.0% decrease in passenger revenue and savings realized because of increased travel booked directly through the Company’s reservations center and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 4.9% in 2002 to 3.6% in 2003.

Dining service costs decreased $9.0 million, or 58.7%, from 2002 to $6.3 million in 2003. The decrease was due to the elimination of complimentary onboard meal service in April 2003 as well as a 4.9% decrease in origin and destination passengers at Midwest Airlines. Total dining service costs per Midwest Airlines passenger decreased 57.4%, from $10.00 in 2002 to $4.26 in 2003.

Station rental, landing and other fees decreased $0.6 million, or 2.0%, from 2002 to $27.4 million in 2003. Costs were essentially unchanged primarily because of fixed costs that were not absorbed as efficiently following the Company’s capacity reductions. Other factors include increases in landing fee rates and airport rental and ground handling costs, as well as the effect of nonrecurring credits from first quarter 2002. On a cost per total ASM basis, these costs increased 7.4% from 2002.

Maintenance costs decreased by $7.9 million, or 25.2%, from 2002 to $23.4 million. The decrease was caused by lower engine repair costs at Midwest Airlines due to the phase-out of the DC-9 program, and was partially offset by increased maintenance costs at Midwest Connect due to additional acquisitions and repairs of components for the 328JET aircraft. On a cost per total ASM basis, this category decreased by 18.0% from 2002.

Depreciation and amortization increased $0.1 million, or 0.6%, from 2002 to $16.0 million in 2003. Costs in this category were essentially unchanged as the addition of one MD-80 aircraft to the fleet in March 2003 and the acquisition of spare parts to support the Boeing 717 program were offset by the decrease in depreciation related to the DC-9 aircraft retired from the fleet year over year. On a cost per total ASM basis, these costs increased 10.2% from 2002.

Aircraft rental costs increased $6.0 million, or 31.6%, from 2002 to $24.9 million. The increase was due primarily to the early recognition of $4.7 million (pre-tax) of lease expense on six leased DC-9 aircraft removed from service prior to September 30, 2003, as well as the addition of eight leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. The increase was partially offset by the lower lease rates negotiated on all other leased aircraft remaining in service. Lease expense was recorded in the third quarter 2003 at the new restructured rates. On a cost per total ASM basis, these costs increased 44.2% from 2002.

During the first quarter 2002, the Company decided to accelerate the retirement of the Midwest Airlines DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal on Long-Lived Assets,” whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment as defined by SFAS No. 144. Consequently, in the first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Other operating expenses decreased $1.2 million, or 3.0%, from 2002 to $39.1 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, flight training, legal fees, crew hotel rooms, reservation fees, administration and other items. The decrease was primarily due to cost decreases in insurance, advertising, flight training and crew hotel room expenses. These decreases were partially offset by increased legal and professional services costs of $2.6 million, along with a $4.0 million loss recorded on the sale/leaseback of one MD-80 aircraft. The MD-80 aircraft sale/leaseback transaction was part of the overall aircraft restructuring transactions. The transaction resulted in the retirement of approximately $7.0 million of debt related to the aircraft, which had a book value of approximately $11.0 million on the date of the sale/leaseback. On a cost per total ASM basis, these costs increased 6.3% from 2002.

Other Income

Other income for 2003 reflects $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs. In the first quarter 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company’s settlement of arbitration with Fairchild over the cancellation of its 428JET program.

Income Tax Credit

Income tax credit for the first nine months of 2003 was ($6.3) million, an increase in credit of $4.1 million from the 2002 credit of ($2.2) million. The effective tax rate for the first nine months of 2003 and 2002 was 35.0% and 37.0%, respectively. The decrease in the effective tax rate was due to the economic uncertainty related to the realization of state net operating loss carryforwards.

Net Loss

Net loss for the first nine months of 2003 was ($11.7) million, which reflects an increase in loss of $7.9 million from 2002 net loss of ($3.8) million. The net loss margin declined to (4.1)% in 2003 from (1.2%) in 2002.

Liquidity and Capital Resources

Cash and Working Capital

The Company’s unrestricted cash and cash equivalents totaled $29.1 million at September 30, 2003, compared with $41.5 million at December 31, 2002. Net cash used in operating activities totaled $15.5 million in the first nine months of 2003. Net cash used in investing activities totaled $8.8 million in the first nine months of 2003. Net cash provided by financing activities in the first nine months of 2003 totaled $11.9 million, due primarily to the increase in restricted cash from receipt of proceeds from the first of the two steps in the issuance of the convertible senior secured notes (the proceeds were recorded as restricted cash until they were released from escrow). The cash increase was partially offset by the payment of principal under the bank credit facility in connection with consummation of the county transaction. The Company’s unrestricted cash and cash equivalents totaled $52.4 million at October 31, 2003, which includes the proceeds from the first step of the sale of the convertible senior secured notes, as the proceeds were recorded as unrestricted cash upon their release from escrow on October 21, 2003.

The cash balance at September 30, 2003 reflects the effects of the significant restructuring of lease and debt payments completed in third quarter 2003. As part of its restructuring efforts, the Company suspended lease and debt payments on most of its aircraft from March to August 2003. The aggregate amount of the payments that the Company had not made as a result of the lease and debt payment moratorium was approximately $11.7 million. In July 2003, the Company made payments totaling $4.8 million to the lessors and lenders in conjunction with the signing of tentative agreements to restructure the aircraft financings. In August 2003, the agreements were finalized and the Company paid an additional $2.3 million to the lessors and lenders. For the remainder of the quarter, the Company made lease payments at revised, lower lease rates. As discussed more fully below, the Company’s subsidiaries also delivered subordinated promissory notes to the lessors and lenders, the aggregate principal amount of which is $7,533,000.

As of September 30, 2003, the Company had a working capital surplus of $8.4 million compared with a $45.2 million deficit on December 31, 2002. The improvement in working capital as of September 30, 2003 is primarily related to an increase in restricted cash associated with the proceeds from the private placement of convertible debt and an increase in the credit card processor holdback (as discussed more fully below). A reduction in notes payable related to the bank credit facility and a reduction in current maturities of long-term debt related to the aircraft debt restructuring that was finalized in August 2003 also contributed to the improvement in working capital.

Receivables

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. Credit card processors have financial risk associated with tickets purchased for travel in the future because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). As of September 30, 2003, the retained cash amount was 100 percent of the credit card processor’s risk exposure, or approximately $30.5 million. This became effective in conjunction with an agreement, executed August 29, 2003, to extend the credit card processing agreement to February 28, 2004. The Company believes that it will be able to either renew this agreement or find an alternative processor by the expiration of this agreement. The extension included an increase in processing fees and release of a second priority lien that exists on substantially all non-aircraft personal property of the Company and certain aircraft, and of a third priority lien on the Company’s headquarters facility. As of September 30, 2003, American Express had retained cash related to credit card processing totaling $1.0 million. If current industry conditions persist, other credit card processors may require a holdback as well. The aggregate amount of the risk exposure of the processors (other than amounts under holdback) as of October 31, 2003 was approximately $2.3 million.

The Company offers the Midwest Airlines MasterCard program. During 2002, the Company transitioned the program from Elan Financial Services to Juniper Bank under an agreement effective July 1, 2002. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards. In early fourth quarter 2002, Juniper Bank paid the Company $20.0 million in accordance with the agreement between the parties. This payment was a prepayment of amounts due the Company in anticipation of mileage to be earned by cardholders in future periods. The Company recognized revenue under the agreement (subject to the Company’s revenue recognition policies for frequent flyer miles) based on actual credit card purchase and mileage credit activity rather than on the receipt of these or similar cash payments that the agreement may obligate Juniper Bank to make. Accordingly, the Company reflected deferred revenue on its balance sheet based on the amount by which the cash the Company received under the agreement exceeded the revenue the Company had recognized under the Company’s revenue recognition policy. As of September 30, 2003, the deferred revenue was $0, as the prepayment had been fully recognized. Current program miles sold to Juniper are recorded as a receivable on the Company’s balance sheet.

Capital Spending

Capital spending totaled $14.0 million for the nine months ended September 30, 2003. Capital expenditures consisted primarily of costs associated with the startup of the Boeing 717 program, with the majority of that spending related to the acquisition of spare parts for the program. In addition, spending was incurred to convert some of the MD-80 fleet to the Saver Service configuration. Capital spending for the remainder of the year is estimated at approximately $3.0 million.

Liabilities and Other Obligations

In the second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines entered into the loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing. To date, Midwest Airlines has made pre-delivery progress payments of $46.7 million for the Boeing 717 aircraft program. As of September 30, 2003, Midwest Airlines has borrowed $34.9 million under the loan agreement. Under a financing commitment between Midwest Airlines and Boeing Capital Corporation (“BCC”), at each aircraft delivery BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and then leases the aircraft to Midwest Airlines. At that time, BCC reimburses Midwest Airlines in full for the pre-delivery progress payments Midwest Airlines has made. To the extent Midwest Airlines originally funded such payments through KfW, Midwest Airlines uses the amounts reimbursed to repay the related debt to KfW. To the extent Midwest Airlines originally funded such payments with operating cash, the amounts reimbursed represent available cash. The loan balance above reflects the net effect of pre-delivery progress payments and delivery reimbursements as of September 30, 2003. Interest accrues from the date of borrowing to the aircraft delivery date, and is included in the final purchase price as capitalized interest. The interest rate on borrowings under the agreement is LIBOR plus 195 basis points. This debt has been classified as long-term in the accompanying condensed consolidated balance sheet. There are no financial covenants associated with this debt obligation.

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

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of September 30, 2003, the amount of unused credit memos totaled $12.5 million and is recorded as Other Assets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the leases.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The discount rate used to determine the funding requirements for the Qualified Plan was 6.75%. To determine this rate, industry benchmarks were used, primarily the Moody’s Aa Corporate Bond yield as of December 31, 2002. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. The Qualified Plan assets are currently invested in money market and other stable principal-type funds. 2003 funding requirements for the Qualified Plan are $1.7 million. As of October 31, 2003, funding requirements for 2003 had been fulfilled, and no additional cash will be paid for the remainder of the year. Estimated 2004 funding requirements for the Qualified Plan are $1.6 million.

As discussed above, the Company’s subsidiaries delivered subordinated promissory notes (the “Basic Moratorium Notes”) to the lessors and lenders as part of the restructuring agreements. The aggregate principal amount of these notes is $7,533,000. Each of the Basic Moratorium Notes was delivered pursuant to an Agreement to Amend. Each of the Basic Moratorium Notes constitutes payment in full for any Regularly Scheduled Payments that Midwest Airlines or Skyway Airlines, as the case may be, failed to pay to the lessor(s) or lender(s) during the Company’s payment moratorium from and including February 28, 2003 through and including August 30, 2003. Principal and interest on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments commencing on the later of (1) June 30, 2004 and (2) the earlier of (a) the date on which the Company attains Financial Health and (b) January 1, 2005. The Basic Moratorium Notes bear interest at 10% per annum beginning June 30, 2004.

As a result of the restructuring of lease and debt agreements described above, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. The amount of such contingent obligation of the Company is approximately $7.9 million as of September 30, 2003.

Other Factors Affecting Liquidity

In second quarter 2003, the Company received a grant of $11.4 million (pre-tax) for reimbursement of security costs as a result of the April 2003 Emergency Wartime Supplemental Appropriations Act. In addition, the Company received $0.5 million in third quarter 2003 related to the reimbursement of cockpit door reinforcement costs. The Company does not expect to receive any additional reimbursement under the Act.

Pending Developments

This Form 10-Q filing, particularly this “Pending Developments” section and the discussion under the heading “Recent Developments” in the “Overview” section of this Form 10-Q, contains forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to factors that include but are not limited to:

•	the Company’s ability to generate sufficient cash flows to meet obligations on a timely basis;

•	the Company’s ability to successfully achieve the desired profit-improvement and growth measures; o the Company’s ability to benefit from premium pricing;

•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;

•	uncertainties related to general economic factors;

•	increased competition in the Company’s primary markets and other competitive developments; o industry conditions;

•	labor relations;

•	scheduling developments;

•	government regulations, including increased costs for compliance with new or enhanced government regulations; o aircraft maintenance and refurbishment schedules;

•	potential delays related to acquired aircraft;

•	increases in fuel costs or the failure of fuel costs to decline;

•	interest rates;

•	increased costs for security-related measures;

•	higher fixed costs associated with the Boeing 717 aircraft that the Company is acquiring;

•	potential aircraft incidents and other events beyond the Company’s control (for example, traffic congestion and weather conditions); and

•	terrorist attacks or fear of terrorist attacks, and other world events, including U.S. military involvement in overseas operations.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s Securities and Exchange Commission filings.

Boeing 717 Aircraft – In April 2002, Midwest Airlines announced that it had amended its Boeing 717 aircraft order. Midwest Airlines placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million. Under an amended purchase agreement, delivery of the aircraft began in February 2003 and was to continue into 2005 at a rate of one aircraft every month. In July 2003, Midwest Airlines announced that it was further amending the delivery schedule for the Boeing 717 aircraft. Midwest Airlines will now receive one aircraft per month through March 2004; subsequent deliveries will take place approximately one aircraft per quarter until all 25 aircraft on order are delivered by October 2006.

Eight Boeing 717 aircraft entered scheduled service in the nine months ended September 30, 2003. These aircraft replaced Midwest Airlines DC-9 aircraft and are being used to expand service in existing and new markets. The purchase will significantly affect Midwest Airlines’ cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs and lease payment expenses) than Midwest Airlines’ DC-9 aircraft. Benefits of the Boeing 717 aircraft, which are not fixed in amount, include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization, reduced regulatory compliance costs and higher revenues through potential increased demand for air travel due to the fact that Midwest Airlines is using these aircraft. There is no assurance that the benefits of the Boeing 717 aircraft will outweigh the costs associated with these aircraft.

Regional Jet Aircraft – In April 2001, Midwest Connect signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. In August 2001, the parties signed a purchase agreement related to this order. Under this purchase agreement, delivery of the 20 aircraft was scheduled to begin in January 2002. In October 2001, due to ramifications of the events of September 11, Midwest Connect reached an agreement with Embraer to delay deliveries of the first aircraft to January 2003. For similar reasons, Midwest Connect reached further agreement with Embraer in March 2002 to delay delivery of the first aircraft until January 2004. This delay was intended to allow Midwest Connect to concentrate on the introduction of Boeing 717 aircraft to the Midwest Airlines fleet and provide additional time for Midwest Connect to evaluate financing alternatives. Midwest Connect plans to use the new Embraer regional jets to expand service in existing and new markets. Because the regional jets are produced in three sizes, they are expected to provide Midwest Connect with flexibility to serve markets with differing capacity demands. The Embraer regional jet program requires less significant pre-delivery payments than the Boeing 717 program but will require long-term financing on or after delivery. Midwest Connect believes long-term financing will be difficult to obtain given current industry conditions and Company financial results, and for these reasons, Midwest Connect reached agreement with Embraer in July 2003 to defer acquisition of these aircraft until July 2006. The contract has been amended to reflect this agreement. Midwest Connect will not incur any cost or face claims for breach of contract in relation to the deferral.

Insurance – Due to the events of September 11, aviation insurance carriers have significantly increased the premiums for aviation insurance, as well as hull and war-risk coverage (insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events). Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war- risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. The Company received an extension of this war-risk liability insurance through December 10, 2003. As a result of the Emergency Wartime Supplemental Appropriations Act of 2003, the Company expects to receive extensions of this coverage through August 31, 2004.

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

Codeshare – In September 2003, Midwest Airlines announced that the codeshare agreement with American Eagle, which provides connecting service to and from Boston, Dallas/Ft. Worth and Los Angeles, will be terminated effective February 24, 2004. The Company does not expect the termination of this agreement to have a material impact on the Company’s results of operations.

Name Change – In April 2003, shareholders of the Company approved a change in the name of the corporation from Midwest Express Holdings, Inc. to Midwest Air Group, Inc. This name change is expected to be implemented in first quarter 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk since December 31, 2002. As of September 30, 2003, the Company no longer had debt that was subject to changes in interest rates.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman of the Board, President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)     Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

Incorporated by reference to the discussion contained under the subheading “Private Placement of Debt and Equity” of the heading “Recent Developments” of the “Overview” section of Part I, Item 2.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.                 Description

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of 15d-14(a) under the Securities Exchange Act of 1934.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of 15d-14(a) under the Securities Exchange Act of 1934.

(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

Date Filed	Date of Report	Item
July 15, 2003	July 11, 2003	The Company filed a news release under Item 12 of Form 8-K reporting June performance data for its Midwest Airlines and Skyway Airlines operations.
July 15, 2003	July 11, 2003	The Company filed a news release under Item 5 of Form 8-K announcing additional information on its restructuring efforts.
July 21, 2003	July 16, 2003	The Company filed a news release under Item 5 of Form 8-K announcing completion of preliminary agreements on its restructuring efforts.

July 21, 2003	July 17, 2003	The Company filed a news release under Item 5 of Form 8-K announcing achievement of certain restructuring initiatives and plans for the future.
July 22, 2003	July 22, 2003	The Company filed a news release under Item 12 of Form 8-K reporting financial results for the quarter ended June 30, 2003.
August 4, 2003	July 30, 2003	The Company filed a news release under Item 12 of Form 8-K reporting revised financial results for the quarter ended June 20, 2003.
August 29, 2003	August 29, 2003	The Company filed a news release under Item 5 of Form 8-K announcing the extension of the Company's credit facility and credit card processing agreement.
September 5, 2003	August 20, 2003	The Company filed a news release under Item 5 of Form 8-K reporting events related to the Company's restructuring efforts.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Express Holdings, Inc.
Date: November 14, 2003	By /s/ Timothy E. Hoeksema
Timothy E. Hoeksema
Chairman of the Board, President and
Chief Executive Officer
Date: November 14, 2003	By /s/ Robert S. Bahlman
Robert S. Bahlman
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
MIDWEST EXPRESS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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