Form 10-K
period 2003-12-31
MIDWEST AIR GROUP INC
filed 2004-03-15
CIK 948845

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to _____________________

Commission file number 1-13934

MIDWEST AIR GROUP, INC.
(Exact name of registrant as specified in its charter)
Wisconsin	39-1828757
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

Yes      X       No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X       No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 5, 2004 was approximately $45,605,295. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $2.62 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2003, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of March 5, 2004 is deemed to be an affiliate.

As of March 5, 2004, there were 17,406,601 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for registrant’s Annual Meeting of Shareholders to be held on April 22, 2004 are incorporated by reference in Part III Items 10, 11, 12, 13 and 14.

MIDWEST AIR GROUP, INC.
FORM 10-K
For the fiscal year ended December 31, 2003

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, particularly the “Pending Developments” section, contains forward-looking statements that may state Midwest Air Group, Inc.‘s (the “Company”) or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the Risk Factors section of Item 1 of this Annual Report on Form 10-K and the following:

•	the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
•	uncertainties related to general economic factors;
•	industry conditions;
•	labor relations;
•	scheduling developments;
•	government regulations, including increased costs for compliance with new or enhanced government regulations;
•	increases in insurance costs;
•	aircraft maintenance and refurbishment schedules;
•	potential delays related to acquired aircraft;
•	increases in fuel costs or the failure of fuel costs to decline;
•	resolution of matters relating to a Wisconsin ad valorem property tax exemption;
•	interest rate fluctuations;
•	increased costs for security-related measures;
•	potential aircraft incidents and other events beyond the Company's control, including traffic congestion and weather conditions; and
•	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s Securities and Exchange Commission filings. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Annual Report on Form 10-K, including forward-looking statements, as a result of facts, events or circumstances after the date of this report.

ITEM 1. BUSINESS

Background

The Company, formerly known as Midwest Express Holdings, Inc., was reincorporated under the laws of the State of Wisconsin in 1996. It is a holding company and its principal subsidiary is Midwest Airlines, Inc., (“Midwest Airlines”), formerly known as Midwest Express Airlines, Inc. Midwest Airlines currently operates a passenger jet airline that serves major destinations throughout the United States from Milwaukee, Wisconsin, and Kansas City, Missouri.

Midwest Airlines evolved out of Kimberly-Clark Corporation’s desire to provide a convenient and cost-effective way to meet its internal transportation needs. Kimberly-Clark began daily, nonstop aircraft shuttle service in October 1982 for employees traveling between offices in two cities. Key management personnel from Kimberly-Clark who successfully operated the shuttle service became the senior management of Midwest Airlines.

Midwest Airlines began commercial operations in June 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee’s General Mitchell International Airport. Milwaukee, as Midwest Airlines’ original base of operations, has been the main focus of its route structure. Midwest Airlines established Kansas City as an additional base of operations in September 2000.

Skyway Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), formerly known as Astral Aviation, Inc., is a wholly owned subsidiary of Midwest Airlines, and serves as the regional airline for the Company. Midwest Connect began operations in early 1994 by taking over routes that Mesa Airlines, Inc. (“Mesa”) had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Airlines. Under the agreement, Mesa operated the system from 1989 to 1994 as Skyway Airlines, using Midwest Airlines’ airline code.

On September 27, 1995, the stock of Midwest Airlines was transferred to the Company in connection with the initial public offering (“Offering”) by Kimberly-Clark of shares of common stock of the Company. Following the Offering, Kimberly-Clark retained 20% of the shares of outstanding common stock of the Company, which it subsequently sold in a secondary public offering consummated on May 23, 1996.

Midwest Airlines and Midwest Connect constitute the Company’s reportable segments. These reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in Note 12 of the Notes to Consolidated Financial Statements as of December 31, 2003 contained in this Annual Report on Form 10-K.

The Company currently has three principal product offerings. Midwest Airlines Signature Service, which is Midwest Airlines’ traditional product, is a single-class, premium service passenger jet airline that caters to business travelers, and as of December 31, 2003, served 15 major destinations in the United States from bases of operations in Milwaukee and Kansas City. In August 2003, the Company introduced low-fare Midwest Airlines Saver Service in high-volume, leisure-oriented markets from Milwaukee. As of December 31, 2003, Saver Service operated to eight destinations. Midwest Connect builds feeder traffic and provides regional scheduled passenger service to cities primarily in the Midwest. The Company’s operating subsidiaries also provide aircraft charter services, transport air freight and mail, and provide other airline services.

Name Change

As noted above, the Company changed its name during 2003; Midwest Express Holdings, Inc. became Midwest Air Group, Inc. as of January 1, 2004. Effective March 1, 2003, Midwest Airlines, Inc. became the corporate name for Midwest Airlines, replacing Midwest Express Airlines, Inc. In addition, Skyway Airlines, Inc. became the corporate name for the regional carrier, replacing Astral Aviation, Inc. The Company’s market research showed substantial lost income outside core markets due to the word “Express” in the corporate name, which potential customers may associate with a small airline. Additionally, research showed that many travelers did not understand the connection between Midwest Airlines and Midwest Connect. The Company’s ongoing acquisition of 25 Boeing 717 aircraft and planned acquisition of 20 Embraer regional jets provided an opportune time to make these name changes in a cost-efficient manner, as the new aircraft arrive from the manufacturers bearing the updated liveries with the new name. The Company plans to implement the name and corporate symbol changes over the next several years.

Corporate Structure

The Company and Midwest Airlines have their principal executive offices in Oak Creek, Wisconsin. Both entities are Wisconsin corporations. As described above, Midwest Airlines has one operating airline subsidiary, Midwest Connect, a Delaware corporation. In addition to Midwest Connect, Midwest Airlines has the following subsidiaries:

•	Midwest Express Services – Omaha, Inc., a Nebraska corporation, was established as a profit center to better track revenues and costs generated at Midwest Airlines’ Omaha station. Revenue is generated from aircraft turn costs charged to Midwest Airlines and Midwest Connect, and from aircraft ground handling and freight handling contracts for other airlines in Omaha.
•	YX Properties, LLC, is a wholly owned subsidiary of Midwest Express Services – Omaha, Inc. This Nebraska limited liability company owns all of the intellectual and intangible property of Midwest Airlines and Midwest Connect, such as airport slots, trademarks, and certain proprietary training material and copyrights. YX Properties licenses this intellectual and intangible property to Midwest Airlines and Midwest Connect. These airport slots, trademarks, copyrights and other intellectual property rights are important to the business, but no single airport slot, trademark, copyright or other intellectual property right is material to the business as a whole.
•	Midwest Express Services – Kansas City, Inc., a Missouri corporation, was established as a profit center to better track revenues and costs generated at the Kansas City station. Revenue is generated from aircraft turn costs charged to Midwest Airlines and Midwest Connect, and from airport ground handling contracts for other airlines in Kansas City.

Route Structure and Scheduling

Midwest Airlines Operations
Midwest Airlines currently has two bases of operations – Milwaukee and Kansas City. As of December 31, 2003, Midwest Airlines served 23 cities and was the largest carrier in Milwaukee, as measured by passenger enplanement data provided by the airport authority. Midwest Airlines provides nonstop service to most of its destinations from Milwaukee. Eleven other jet airlines serve Milwaukee’s airport. As of December 31, 2003, Midwest Airlines provided nonstop service from Kansas City to seven cities, and passengers in Kansas City can travel to most other cities throughout the route systems of Midwest Airlines and Midwest Connect via Milwaukee. Ten other jet airlines serve Kansas City’s airport.

Midwest Connect Operations
Although Midwest Connect’s operation is independent from Midwest Airlines – including separate pilot, flight attendant, aircraft maintenance and customer service personnel – Midwest Airlines coordinates Midwest Connect’s routes and schedules to complement Midwest Airlines service by providing passengers on short-haul, low-density routes the ability to connect to Midwest Airlines flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Midwest Connect also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be consistent demand for air service even though there is no Milwaukee connection. As of December 31, 2003, Midwest Connect offered flights in 30 markets.

Codesharing Agreements
In 2003, Midwest Airlines continued a one-year renewable codeshare agreement with American Eagle that was originally established in 1998. Under the agreement, Midwest Airlines provided passengers with jet service to Boston, Dallas/Ft. Worth and Los Angeles, and American Eagle provided passengers with connecting service from those cities to select destinations throughout its system. Effective in February 2004, the codeshare agreement with American Eagle was terminated. The Company believes that the termination of this agreement will not have a material impact on the Company’s results of operations going forward.

In 2003, Midwest Airlines continued a five-year codeshare agreement established in March 2001 with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and select Midwestern cities. As of December 31, 2003, Midwest Airlines provided passengers with jet service to Kansas City, and Air Midwest provided passengers with connecting service from Kansas City to eight Midwestern cities. Both the Midwest Airlines and Air Midwest segments are designated in computer reservation systems with Midwest Airlines’ code.

Business Environment

The airline industry has undergone significant change in the last three years. The stagnant economy and the events of September 11, 2001 began a decline in travel demand, primarily by business travelers who traditionally have paid higher airline fares, that severely impacted the industry. Since then, the continued slowdown in the economy, the war with Iraq in early 2003, and high fuel prices in the latter half of 2003 and the first quarter of 2004 have continued to depress demand, increase costs and significantly decrease fares. Combined with excess capacity in the industry and significantly increased competition from legacy and low-fare carriers, these factors have resulted in substantial declines in passenger revenue, higher costs and substantial losses at many airlines, including the Company.

Although the Company was profitable for 14 consecutive years through 2000, the fundamental changes in the industry caused significant financial losses in 2001, 2002 and 2003 and have required the Company to implement broad changes to its operations, aimed at returning the Company to profitability by improving revenue and aggressively reducing costs. These changes are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

Customer Service

Overall
Midwest Airlines has consistently been recognized as the best U.S. airline by travel publications and frequent flyer surveys, including Condé Nast Traveler, Travel+Leisure, OAG and the Zagat Airline Survey. Midwest Airlines caters primarily to business travelers and discerning leisure travelers by providing a travel experience that includes tangible amenities and a higher level of customer service at competitive fares. Tangible amenities include a passenger-friendly cabin and baked-onboard chocolate chip cookies on many flights, while passenger-pleasing service is provided by Midwest Airlines employees at each phase of the travel experience.

Saver Service and Signature Service
Midwest Airlines offers two products to meet the varying needs of its customers:

•	Midwest Airlines Saver Service provides nonstop, low-fare flights in high-demand leisure markets. As of December 31, 2003, Saver flights flew between Milwaukee and Denver, Las Vegas, Los Angeles, Orlando, Phoenix, Ft. Lauderdale, Ft. Myers and Tampa. The latter three cities are served seasonally.
•	Midwest Airlines Signature Service is featured on all other Midwest routes. Seating on Signature flights is altered from the standard 2-by-3 coach seating to a roomier 2-by-2 configuration, with wide leather seats for additional passenger comfort. The Boeing 717 aircraft also offer adjustable footrests and head cushions.

Both Saver and Signature flights provide passengers with extra legroom for added comfort. Pitch (the distance between seats) averages 33-34", depending on aircraft type – more than the 30” many airlines offer in coach class. The interior width of seat cushions on Midwest Airlines aircraft is generally 18” on Saver flights and 21” on Signature flights, compared with coach seating that is 17-18" wide on many airlines.

Saver Service is expected to enhance the Company’s competitive position by enabling it to serve a segment of the market that is growing more rapidly than the business travel market, expand to destinations that have not been economically viable to serve with the premium product, and serve some existing destinations more cost efficiently. In the fourth quarter 2003, Saver Service exceeded the Company’s forecasts regarding passenger volume, but fares were lower than forecast. It is too soon following the launch of the service for the Company to determine the full impact of Saver Service until the service has been in place for additional seasonal periods. As a result of the introduction of Saver Service, the Company expects that it will compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, the Company will compete more clearly on the basis of fare levels. There is no assurance that it will be able to compete successfully on these bases.

Fare Pricing and Revenue Management

Airlines generally offer a range of fares that are distinguished by restrictions on use, such as time of day and day of the week, length of stay, and minimum advance booking period. Midwest Airlines and Midwest Connect generally offer the same range of fares their competitors offer, although there are exceptions in particular markets, where Midwest Airlines will discount certain categories of fares or charge a premium compared with its competitors.

The number of seats an airline offers in each fare category is also an important factor in pricing. Midwest Airlines monitors the inventory and pricing of available seats with a computer-assisted revenue management system. The system enables Midwest Airlines’ revenue management analysts to examine Midwest Airlines’ and Midwest Connect’s historical demand and increases the analysts’ opportunity to establish the optimal allocation of the number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and actual booking levels, with the objective of maximizing revenues by optimizing the number of passengers and the fares paid on future flights.

Effective December 2002, the Company revised its service fee structure to lower costs and boost revenues. The Company began charging a service fee for paper tickets when electronic tickets are available, increased lost ticket fees, began charging for unaccompanied minors, and standardized excess and overweight baggage fees. This structure provides choices and options for customers, and charges an appropriate amount for specialized services. These fees are either consistent with or less than those charged by most U.S. carriers.

Marketing

Travel Agency Relationships and Ticket Sales
In 2003, Midwest Airlines sold approximately 50% of its tickets through travel agents (including online agencies), compared with 54% in 2002. This decrease in mix represents more ticket sales in 2003 than in 2002 from direct sales via the Company’s reservations center, Web site and ticket counters. Beginning in February 2003, the Company eliminated standard commissions on tickets sold through traditional travel agencies.

The Company maintains its own reservations call center at its headquarters in Milwaukee. Like many travel agencies, the Company’s reservations center provides airline information, makes reservations, and sells tickets for Midwest Airlines and Midwest Connect flights using a computer reservation system. The Company currently has an agreement to use SABRE’s computer reservation system; this agreement is effective through 2009.

Frequent Flyer Program
The Company operates a frequent flyer program, called Midwest Miles (the “frequent flyer program”), under which mileage credits are earned by flying on Midwest Airlines, Midwest Connect or other participating airlines (Air Jamaica, American Airlines and Frontier Airlines) and by using the services of participating hotels (Baymont, Hilton, Hyatt, Loews, Radisson, Raffles, Swissôtel, Wyndham and others), car rental firms (Avis, Hertz and National), Sprint telecommunications, Midwest Airlines MasterCard, Midwest Airlines Vacations and other program partners. Members can redeem frequent flyer program miles for travel on Midwest Airlines or Midwest Connect, or other participating airlines. In addition to free travel, miles can be redeemed at participating hotels, car rental firms and other program partners. The program is designed to enhance customer loyalty, and thereby retain and increase the business of frequent travelers, by offering incentives for their continued patronage. The frequent flyer program also includes a premier level, Midwest Miles Executive, for members who fly 25 one-way trips or 20,000 miles annually. Midwest Miles Executive offers additional benefits to its members, including mileage bonuses and partner benefits.

The Company provides two levels of award tickets for domestic travel on Midwest Airlines or Midwest Connect. The standard travel award for a roundtrip ticket is 25,000 frequent flyer miles, while a companion travel award requires 20,000 miles. Choice awards eliminate capacity controls for award tickets, allowing customers to redeem an additional 25,000 miles for any available seat on Midwest Airlines or Midwest Connect flights on which the standard frequent flyer award seats have already been filled, up to the maximum seating capacity of the aircraft. Standard awards remain subject to capacity controls, which limit seat availability during peak travel times.

A marketing agreement between Midwest Airlines and Northwest Airlines, which allowed members of the airlines’ respective frequent flyer programs to redeem miles for award travel on the other airline, was terminated on May 28, 2003. This program was replaced with a new marketing agreement with American Airlines, which allows the company’s frequent flyer program members to earn Midwest Miles on American, American Eagle and AmericanConnection flights, as well as redeem Midwest Miles for award travel on these flights. The new program became effective on June 1, 2003. The agreement provides for economic compensation to American for all awards issued on American, American Eagle and AmericanConnection flights, and to Midwest Airlines for all Midwest Miles earned on American, American Eagle and AmericanConnection flights.

The Company also offers the Midwest Airlines MasterCard program. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards.

As of December 31, 2003, the Company had 1,654,000 members enrolled in its frequent flyer program (compared with 1,553,000 at year-end 2002). The Company estimates that as of December 31, 2003, the total number of awards available under the frequent flyer program was 178,000 (compared with 140,000 at year-end 2002), after eliminating those accounts below the minimum award level. Air travel awards redeemed were approximately 64,000 during 2003 and 87,000 during 2002, respectively. Free travel awards accounted for approximately 5% of the Company’s total revenue passenger miles during 2003. Since the Company controls the number of seats available for free travel on each flight (other than with respect to its choice awards), it does not believe that the use of frequent flyer program awards results in a significant displacement of revenue passengers. In addition, the Company does not believe that the use of the choice awards significantly displaces revenue passengers.

Miles accrued in a member’s account expire unless there is qualifying activity in the frequent flyer program account in a 36-month period. Qualifying activity includes flights on Midwest Airlines and/or Midwest Connect, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive. Mileage in approximately 111,000 accounts expired in 2003.

The Company accounts for its frequent flyer program obligations for travel miles on the accrual basis using the incremental cost method. This method requires accrual of the average incremental cost to provide roundtrip transportation to one additional passenger. The incremental cost includes the cost of fuel, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The accrual is based on estimated redemption percentages applied to actual mileage recorded in members’ accounts. For purposes of calculating the frequent flyer program accrual, the Company anticipates that approximately 76% of outstanding awards will be redeemed.

A portion of the revenue from the sale of frequent flyer miles to program partners is deferred and recognized straight-line over 32 months.

Related Business

The Company also offers ancillary airline services directly to customers, including cargo services and aircraft charters. The cargo business consists of transporting freight, United States mail and counter-to-counter packages on regular passenger flights.

As of December 31, 2003, Midwest Airlines operated one DC-9-30 and two MD-80 series jet aircraft configured specifically for the purpose of providing charter services. The primary customers of aircraft charter services are athletic teams, business groups and tour operators.

The Company also generates revenue from inflight liquor sales, providing aircraft ground handling and aircraft maintenance services for other airlines, and miscellaneous other services.

Competition

The Company competes with other air carriers on most routes it serves. Many of the Company’s competitors have elaborate route structures that transport passengers to their hub airports for transfer to many destinations, including those served by Midwest Airlines and Midwest Connect. Some competitors offer flights from cities served by Midwest Airlines to more than one of their hub airports, permitting them to compete in the Company’s markets by offering multiple routings. In some markets, Midwest Airlines and Midwest Connect also compete against ground transportation.

In July 2003, Northwest Airlines added one nonstop roundtrip flight in each of the following six markets from Milwaukee: Boston, Las Vegas, Los Angeles, New York City, Orlando and Washington, D.C. Northwest Airlines also added seasonal service to Phoenix in February 2004. In addition, Frontier Airlines and AirTran Airlines added new nonstop service in the Milwaukee market during 2003. This new competition has decreased fares in many of the Company’s markets. As noted above, the Company competes with other carriers in most markets it serves. However, this new competition is unique because it constitutes the addition of other carriers with nonstop service in Midwest Airlines’ Milwaukee base of operations.

The Company competes in its core businesses by offering what it believes are superior airline services at competitive fares. To more closely align its offerings with the needs of the markets it serves, the Company offers three types of service: Midwest Airlines Signature Service, Midwest Airlines Saver Service and Midwest Connect regional service. Midwest Airlines Signature Service is designed to compete by 1) careful selection of markets, 2) generation of premium yields through service-oriented philosophy and rigorous yield management, and 3) providing superior customer service while operating in a cost-efficient manner. Midwest Airlines Saver Service, the Company’s low-fare product offering, which was launched in August 2003, better serves markets where value-conscious leisure travelers are predominant. Midwest Connect regional service provides feed traffic for Midwest Airlines jet routes and serves select point-to-point markets. Overall, the Company believes its efforts to identify favorable markets and provide nonstop service enable it to generate a high degree of loyalty among passengers and attract a larger percentage of business travelers on its flights than higher volume carriers.

The Company has the largest market share of passengers in Milwaukee. During December 2003, Midwest Airlines and Midwest Connect collectively carried 38.7% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second-largest share, carried 20.4%. During December 2003, Midwest Airlines carried 4.8% of the passengers boarded in Kansas City, compared with 31.2% carried by Southwest Airlines and 13.2% by American – the carriers with the two largest market shares in Kansas City.

This increased competition has not impacted the Company in market share; however, it has impacted the Company most noticeably in the significant decrease in fares in the Milwaukee market. The Company has successfully competed with legacy and low-cost carriers in the past and has maintained market share in these markets. However, there can be no assurance it will be able to successfully compete with competitors in the future.

Employees

As of December 31, 2003, Midwest Airlines had 2,143 employees (442 of whom were part-time and 35 of whom were intermittents) and Midwest Connect had 724 employees (243 of whom were part-time). The categories of employees were as indicated in the following table:

	Employees as of December 31, 2003
Employee Categories	Midwest Airlines	Midwest Connect
Flight Operations	358	227
Inflight	334	49
Passenger Services	690	365
Maintenance	310	68
Reservations and Marketing	291	--
Accounting and Finance	52	5
Administrative	108	10

Total	2,143	724

The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest Airlines’ and Midwest Connect’s fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables the Company to schedule employees when they are needed. Part-time employees are eligible for most benefit programs, subject to certain restrictions and co-pay requirements, because doing so enables the Company to attract quality employees and reinforces the value the Company places on part-time employees.

Labor Relations

Midwest Airlines and Midwest Connect pilots are represented by the Air Line Pilots Association, a labor union, for representation in collective bargaining. Midwest Airlines flight attendants are represented by the Association of Flight Attendants, AFL-CIO, a labor union, for representation in collective bargaining. In August 2003, all represented employee groups ratified amendments to their collective bargaining agreements; the duration of these agreements is five years.

Regulation

General
The Department of Transportation (“DOT”) has the authority to regulate economic issues affecting air service including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, computer reservation systems (“CRS”), and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It is also authorized to require reports from air carriers and to inspect a carrier’s books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations, and may, in certain circumstances, assess civil penalties, revoke operating authority and seek criminal sanctions.

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act (“ATSA”) of November 2001. ATSA created the Transportation Security Administration (“TSA”), an agency within the DOT, to oversee, among other things, aviation and airport security. In 2003, TSA was transferred from the DOT to the Department of Homeland Security, however the basic mission and authority of TSA remain unchanged. ATSA provided for the federalization of airport passenger, baggage, cargo, mail, and employee and vendor screening processes. ATSA also enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel and enhanced airport perimeter access, among other security measures. ATSA also required that all checked baggage be screened by explosive detection systems beginning December 31, 2002. The Company is actively involved in the industry’s efforts to work with TSA to ensure compliance with ATSA. Compliance with ATSA has resulted in increased costs and can result in operational delays and service disruptions. ATSA also imposed a $2.50 per enplanement security fee (subject to a $5.00 one-way trip cap). This fee is collected by air carriers and remitted to the government for payment for enhanced security.

The Federal Aviation Administration (“FAA”) regulates the Company’s aircraft maintenance and operations, including flight operations, flight equipment, aircraft noise, ground facilities, dispatch, communications, training, security, weather observation, flight and duty time, crew qualifications, aircraft registration, and other matters affecting air safety. The FAA has the authority to temporarily suspend or permanently revoke the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA, and to assess civil penalties for such failures.

The Company also is subject to regulation and/or oversight by federal agencies other than the DOT, TSA and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; the use of radio facilities is regulated by the Federal Communications Commission. Also, the Company is generally regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment. In addition, the Immigration and Naturalization Service, the U.S. Customs Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company’s aircraft, passengers and cargo to ensure compliance with U.S. immigration, customs and import laws.

Maintenance
In compliance with FAA regulations, the Company’s aircraft are subject to many levels of maintenance or checks, and periodically go through complete overhauls. The FAA typically monitors maintenance efforts with FAA representatives on site.

Slots
FAA regulations currently permit the buying, selling, trading and leasing of certain airline slots at New York’s La Guardia and Kennedy International, and Washington National airports. A slot is an authorization to schedule a takeoff or landing at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disallow any such transfer.

The FAA’s slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, slot regulations provide that the FAA may withdraw slots at any time and without compensation to meet the DOT’s operational needs (such as providing slots for international or essential air transportation). The Company’s ability to increase its level of operations at these airports is affected by the number of slots available for takeoffs and landings. These slots have been pledged as security to holders of the Company’s convertible senior secured notes (as described more fully below).

Essential Air Service Program

The Essential Air Service program (“EAS”) was created following airline deregulation action in 1978. The EAS program, which is administered by the DOT, subsidizes and guarantees a minimum level of air service to small communities that might not otherwise have service. In January 2003, Midwest Connect commenced service to three such cities: Iron Mountain, Ironwood and Manistee, Michigan. There is no guarantee the Company will continue to receive subsidies for serving these cities. If funding were terminated for any reason, the Company would not continue to operate in these markets and would find alternate routes for the aircraft currently deployed in these markets.

Aircraft Fuel

Because fuel costs constitute a significant portion of the Company’s operating costs (approximately 20% as of December 31, 2003 and 16% as of December 31, 2002), significant changes in fuel costs can materially affect the Company’s operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. The Company has periodically entered into short-term option cap agreements in an attempt to reduce its exposure to jet fuel price fluctuations. As of December 31, 2003, the Company had not placed any such agreements for the first quarter of 2004 or later periods.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.

As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for war risk coverages (which include terrorism and hijacking). In addition, insurance companies have significantly increased the cost of this coverage, as well as aviation insurance in general. Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. As a result of the Emergency Wartime Supplemental Appropriations Act of 2003, the Company received an extension of this coverage through August 31, 2004.

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

Seasonality

The Company’s results of operations are impacted by the seasonality associated with the airline industry. Any interim period is not necessarily representative of results for the entire fiscal year. Generally, quarterly operating income and, to a lesser extent, revenues tend to be lower in the first and fourth quarters.

Risks Related to the Company and to the Commercial Airline Industry

Investors should carefully consider the following risk factors, as well as other information included or incorporated by reference in this Annual Report on Form 10-K in connection with any investment in the Company’s common stock. The risks and uncertainties described below are not only the only ones that the Company faces. Additional risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect the Company.

Business may be harmed if the Company cannot benefit from premium pricing.
The reduction in the demand for air travel, particularly business travel, and the growing use of travel substitutes such as audio, video and Web conferencing have affected fares throughout the airline industry. Greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low-cost carriers have reduced pricing power among airlines. At the same time, the increase in pricing transparency resulting from the use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. In addition, the Company must now compete with carriers that are reorganizing or have reorganized under the protection of Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in Chapter 11 reorganizations have undertaken substantial fare discounting to maintain cash flows and enhance customer loyalty. There can be no assurance that attempts to increase fares will be successful. The Company’s business strategy involves premium pricing on Signature Service routes, and it is possible that premium pricing in the airline industry will not recover. If premium pricing does not recover, then the Company’s business and financial results would suffer.

Customer loyalty may be affected due to diminishing product differentiation.
The Company’s business strategy includes a premium travel experience at fares that cater to business and leisure travelers. The Company seeks to differentiate itself through better customer service throughout the customer’s travel experience. Due to the current state of the airline industry in general, and the Company’s current state, it has been forced to reduce or suspend some of the amenities that helped it achieve differentiation. For example, complimentary inflight meal service has been reduced to beverages, snacks and cookies, with buy-onboard dining service. Given these changes, there can be no assurance that customers will perceive any differentiation from other airlines and remain loyal to the Company. Any loss of customers due to diminishing product differentiation could harm business.

The September 11, 2001 terrorist attacks seriously harmed business and may further harm it in the future.
The terrorist attacks of September 11, 2001 materially impacted and continue to impact the airline industry. Concerns about further terrorist attacks have had a negative impact on air travel demand. In addition, security procedures introduced at airports since the attacks have increased – both in reality and in customer perception – the inconvenience of air travel, leading to further reduction in demand.

Increased competition could harm business.
Midwest Airlines competes with other air carriers on all routes that it serves. Many of Midwest Airlines’ competitors have elaborate route structures that transport passengers to their hub airports, permitting them to compete in Midwest Airlines’ markets by offering multiple routings. In some markets, Midwest Airlines and Midwest Connect also compete against ground transportation.

As a result of the introduction of Saver Service, Midwest Airlines expects it will compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, it will compete more clearly on the basis of fare levels. There is no assurance it will be able to compete successfully on these bases.

There are risks associated with Midwest Airlines’ ongoing purchases of Boeing 717 aircraft.
Midwest Airlines currently has a firm purchase order for 25 Boeing 717 aircraft and options to purchase up to 25 additional Boeing 717s at pre-negotiated prices. Midwest Airlines took delivery of the first Boeing 717 on February 28, 2003, and 10 more through December 2003. It plans to continue taking delivery of the Boeing 717s at the current rate of one per month through March 2004, when deliveries will change to approximately one per quarter until concluding in October 2006. The new Boeing 717s will replace Midwest Airlines fleet of DC-9s. Among other risks, the acquisition of these aircraft involves the following:

•	The acquisition will significantly affect cost structure by adding higher fixed costs because the Boeing 717 aircraft will have higher ownership costs (i.e., purchase costs and lease payment expenses) than the DC-9 aircraft they are replacing. Midwest Airlines believes that benefits of Boeing 717 aircraft include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization and reduced regulatory compliance costs. Midwest Airlines also believes it will realize higher revenues through increased utilization and because demand for air travel will increase because it is using these aircraft. While Midwest Airlines believes the combined effect of these higher revenues and reduced costs will offset the higher ownership costs, there can be no guarantee that will be the case. Further, it will be relying on benefits that are variable in nature to offset fixed costs. To date, the Boeing 717 program has realized certain benefits, such as higher fuel efficiency. However, it is too early for the Company to determine the full effect of the program as the aircraft have been in the fleet less than one year.
•	Midwest Airlines is dependent on Boeing to enable it to acquire the Boeing 717s. Under the terms of the financing agreement with Boeing, Boeing is able to terminate its financing commitment if it deems the Company has experienced a material adverse change. If Boeing exercises this termination right or is otherwise unwilling or unable to perform its contractual obligations, then Midwest Airlines would have to find another supplier for aircraft. There can be no assurance Midwest Airlines could purchase aircraft in the same time frame as it currently expects or at comparable prices. In addition, if Boeing terminates its relationship with Midwest Airlines, Midwest Airlines would incur substantial transition costs, such as costs associated with employee retraining.
•	Due to the number of Boeing 717 aircraft Midwest Airlines intends to have in its fleet, it would be vulnerable if any design defect or mechanical problem becomes associated with the Boeing 717 aircraft or if there is adverse public perception of these aircraft.
•	If there are not markets in which the Company can employ its Boeing 717s, it may have excess aircraft in its fleet.

Increases in fuel costs would harm business.
Fuel costs constitute a significant portion of the Company’s total operating costs (approximately 20% for the quarter ended December 31, 2003). Accordingly, significant increases in fuel costs would harm its financial condition and results of operations. For the year ended December 31, 2003, a one-cent increase in the price per gallon of fuel expense would have increased fuel expenses by $800,000. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and changes in supply and demand. Fuel availability is also subject to periods of market surplus and shortage, and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. There can be no assurance that increases in the price of fuel can be offset with higher fares or surcharges.

In addition, although the Company periodically manages the price risk of fuel by purchasing commodity options that establish ceiling prices and partially protect against significant increases in fuel prices, these options do not protect against ordinary course price increases and are limited in fuel volume and duration. The Company has periodically hedged fuel prices by entering into short-term option cap agreements in an attempt to reduce exposure to substantial jet fuel price fluctuations. There can be no assurance that attempts to manage this risk are sufficient to protect against increases in the price of fuel due to inadequate fuel supplies or otherwise. Currently, the Company has no hedges in place for current or future periods.

Changes in government regulation imposing additional requirements and restrictions on operations could increase operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act, which federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of security measures, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a new $2.50 per enplanement ticket tax, with authority granted to the Transportation Security Administration to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Implementation of the requirements of the act resulted in increased costs for passengers and the Company.

In addition to increased costs, the security measures required to be implemented under the Aviation Security Act, as well as additional security measures that the Federal Aviation Administration has implemented, have resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, resulting in customer frustration and reducing demand for airline travel.

Additional laws, regulations, taxes, and airport rates and charges have been proposed periodically that could significantly increase the cost of airline operations or reduce demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. There can be no assurance that these and other laws or regulations enacted in the future will not harm business.

An unfavorable resolution of the Company’s exemption from Wisconsin ad valorem property taxes could harm the business.
On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption have been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The Company is working with the State of Wisconsin on an appeal or other action to reduce or eliminate the potential effect of the decision. The Company believes there will be no retroactive impact of the decision.

The Company may be unable to compete effectively against airlines with greater financial resources or lower operating costs.
The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried, and as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results.

In addition, the airline industry is highly competitive and particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. The Company currently competes with other airlines on most of its routes. Many of these airlines are larger and have significantly greater financial resources and name recognition or lower operating costs.

The airline industry tends to experience adverse financial results during general economic downturns.
Since a substantial portion of air travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. The airline industry has been experiencing a decline in passenger traffic, particularly traffic by business travelers, due to slower general economic conditions. Soft economic conditions continue to put pressure on the profitability of the industry. Any general decline in passenger traffic may harm the Company’s business. Any decline in traffic by business travelers may have a greater impact on the Company than on many of its competitors because it believes a greater percentage of its passengers are business travelers.

The Company’s business is heavily dependent on the Milwaukee market, and a reduction in demand for air travel in this market could harm business.
A substantial percentage of the Company’s flights have Milwaukee as their origin or destination. As a result, the Company remains largely dependent on the Milwaukee market, and a reduction in its share of the Milwaukee market or reduced passenger traffic to or from Milwaukee could have a material adverse effect on business.

The Company’s indebtedness could adversely affect its financial health.
The Company’s indebtedness could have important consequences, including:

•	increasing its vulnerability to general adverse economic and industry conditions;
•	requiring that a portion of cash flow from operations be used for the payment of interest on debt, thereby reducing the ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;
•	limiting the ability to obtain additional financing to fund future working capital, capital expenditures and general corporate requirements;
•	limiting flexibility to plan for or react to changes in business and the airline industry; and
•	placing the Company at a competitive disadvantage to its competitors who have less indebtedness.

Available Information

The Company maintains a Web site at www.midwestairlines.com. On its Web site, the Company makes available, free of charge, the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, on or after April 22, 2004, the Company will have available on its Web site, free of charge, its (a) code of business conduct; (b) code of ethics for its Chief Executive Officer and financial officers; (c) corporate governance guidelines; and (d) the charters for the following Committees of the Board of Directors: Audit, Compensation, and Board Affairs and Governance; all of which are also available in print upon written request to the Director of Investor Relations of the Company at 6744 South Howell Avenue, Oak Creek, WI 53154. The Company is not including the information contained on or available through its Web site as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Aircraft Equipment

As of December 31, 2003, Midwest Airlines had 11 Boeing 717 and 17 McDonnell Douglas jet aircraft in service, including four DC-9-30, two MD-88, eight MD-81 and three MD-82 aircraft.

MIDWEST AIRLINES AIRCRAFT IN SERVICE
Type	Seats	Owned	Leased	Total
DC-9-30	84 *	1	3	4
MD-88	**	0	2	2
MD-81/82	**	8	3	11
Boeing 717	88	0	11	11

Total		9	19	28

* One aircraft is reconfigured to 60 seats and used primarily for charter flights.
** A portion of the MD-80 series fleet has been reconfigured for Saver Service. As of December 31, 2003, six of the MD-80 series aircraft have been reconfigured with 147 seats, and two of the aircraft have been reconfigured with 143 seats. In addition, two of the MD-81 aircraft have been reconfigured to 74 seats and are used primarily for charter flights. The remaining three MD-80 series aircraft are configured for Signature Service, with 116 seats.

As part of the Company’s restructuring, the Company renegotiated its agreements with aircraft lessors and lenders. The information in this section reflects the amended agreements.

One MD-88 lease expires in 2007, two MD-81/82 aircraft leases and one MD-88 aircraft lease expire in 2011, and the remaining MD-81 lease expires in 2013. The four DC-9 aircraft will be periodically removed from service through April 2004 and sold or returned to lessors. The Boeing 717 aircraft leases all have 20-year terms.

As of December 31, 2003, Midwest Connect’s fleet consisted of 24 aircraft: 14 Beech 1900D turboprop aircraft and 10 Fairchild 328JET aircraft.

MIDWEST CONNECT AIRCRAFT IN SERVICE
Type	Seats	Owned	Leased	Total
Beech 1900D	19	0	14	14
328JET	32	5	5	10

Total		5	19	24

Midwest Connect acquired 15 new Beech 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. During fourth quarter 2003, the Beech 1900D fleet was reduced to 14 as one aircraft was removed from the fleet and sold by the lessor. Each of these aircraft has 19 passenger seats. As of December 31, 2003, Midwest Connect’s 14 turboprop aircraft were financed under operating leases with lease terms of 12 years and expiration dates of 2008, except for two turboprop leases that expire in 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

In 1999, Midwest Connect acquired five 32-passenger Fairchild 328JET aircraft. The five aircraft were financed by operating leases from one financial institution, with expiration dates all occurring in 2016. Four aircraft were placed in service in late 1999; the fifth was placed in service in 2000. Five additional 328JET aircraft were acquired and placed in service during January, April and June 2001, and January and February 2002. These aircraft are currently owned, three of which are financed with debt.

All owned, otherwise unencumbered aircraft have been pledged as security to holders of the Company’s convertible senior secured notes (described in Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K).

Facilities

The Company has secured long-term use of gates and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 19 gates at the Milwaukee airport, including ticket counters, baggage handling and operations space. In 1988, the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport for an initial term of five years ending March 31, 1993, with an option for the Company to extend the lease for 11 successive renewal terms of five years each. To date, the Company has chosen to renew the lease for three successive renewal terms, and the lease will expire in 2008 if the Company chooses not to extend such lease for another five years.

In October 1998, Midwest Airlines completed construction of a 97,000-square-foot maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport adjacent to its other maintenance facility. See Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for further detail regarding the financing of this facility.

In August 1997, the Company purchased its Oak Creek, Wisconsin headquarters building, which it had previously leased. In July 2000, the Company opened a new 55,000-square-foot training facility as an addition to its headquarters. In November 2003, the Company completed a sale/leaseback transaction on the Company’s headquarters facility. The initial term of the lease is 15 years.

Midwest Airlines leases airport facilities (gates, operations space, ticket counter) at each location it operates. In 10 of the 23 cities Midwest Airlines served as of December 31, 2003, gates at the airport were leased directly from the airport authority. In 13 cities, Midwest Airlines subleased gates from other carriers.

Midwest Connect has secured long-term leases of facilities at General Mitchell International Airport. Midwest Connect currently operates five gates at General Mitchell International Airport in Milwaukee; all gates are leased directly from Milwaukee County. Midwest Connect owns its 10,000 square-foot headquarters building, which is located off airport grounds. This building is pledged as collateral under the convertible senior secured notes.

Midwest Connect leases airport facilities at each location it operates unless the airport also has Midwest Airlines service. Midwest Connect also leases space from Midwest Airlines at three locations that were originally served by Midwest Airlines. Additionally, Midwest Connect serves markets where third parties deliver aircraft and passenger handling services. These leases are for various terms and contain other provisions that are customary in the industry.

In February 2002, the Company completed construction of a new maintenance facility for Midwest Connect, located at General Mitchell International Airport. The facility is owned by Milwaukee County. See Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for further detail regarding the financing of this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company’s consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Special Meeting of Shareholders held on November 21, 2003, shareholders approved each of the following matters:

•	The issuance of $10,000,000 aggregate principal amount of convertible senior secured notes and the issuance of common stock of the Company upon conversion of such notes. 10,096,976 shares were voted FOR this issuance; 316,258 shares were voted AGAINST this issuance, and 37,388 shares ABSTAINED, with one broker non-vote.
•	The issuance of 1,882,353 shares of common stock of the Company to certain investors. 9,987,158 shares were voted FOR this issuance; 429,726 shares were voted AGAINST this issuance, and 33,738 shares ABSTAINED, with one broker non-vote.
•	The Midwest Air Group, Inc. 2003 All-Employee Stock Option Plan. 9,925,890 shares were voted FOR this plan; 486,671 shares were voted AGAINST this plan, and 38,061 shares ABSTAINED, with one broker non-vote.
•	A proposed amendment to Article Four of the Company’s Restated Articles of Incorporation authorizing an increase in the number of authorized shares of the Company’s common stock from 25,000,000 to 50,000,000 with no change in the number of authorized shares of preferred stock. 9,465,365 shares were voted FOR this amendment; 951,313 shares were voted AGAINST this amendment, and 33,944 shares ABSTAINED, with one broker non-vote.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of the Company’s common stock for the two most recent fiscal years. The Company’s common stock is traded on the New York Stock Exchange (Symbol: MEH).

	Fiscal 2003		Fiscal 2002
Quarter	High	Low	High	Low
First	$ 5.75	$ 0.99	$19.98	$14.10
Second	$ 4.45	$ 1.32	$20.53	$12.30
Third	$ 6.00	$ 2.15	$13.25	$ 3.90
Fourth	$ 5.38	$ 3.42	$ 7.75	$ 3.99

As of December 31, 2003, the Company had 18,108,959 shares issued and 17,401,839 shares outstanding and 919 registered shareholders. The Company has not paid a dividend on its common stock since its initial public offering in 1995 and has no intention to pay any dividends on such common stock in the foreseeable future. The Company is also subject to a dividend restriction under outstanding indebtedness, which is further discussed in Note 5 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Lease Restructuring
On August 19, 2003, the Company reached final agreements on renegotiating its finance agreements with 11 aircraft lessors and lenders to reflect current market conditions. The lessors and lenders, in return for making the agreed-to amendments to these finance agreements, received warrants, with certain protection from dilutive issuances of common stock. Currently, the warrants give the warrant holders the right to purchase, in the aggregate, 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. All of the lessors and lenders to whom warrants were issued were accredited investors (other than one lessor who qualified as a sophisticated investor due to its knowledge and experience in financial, business and investment matters, including the airline industry and businesses and operations of companies that operate in lines of business similar to the Company’s) in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

2003 Private Placement
In 2003, the Company raised financing of approximately $33 million. The financing included two components: the sale of $25 million in convertible senior secured notes and the sale of shares of the Company’s common stock for approximately $8 million. The Company sold the convertible senior secured notes and the common stock in a private placement to certain qualified institutional investors and accredited investors in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

Debt Transaction
On September 29, 2003, pursuant to a Securities Purchase Agreement, the Company sold convertible senior secured notes (the “Notes”), with certain subsidiaries of the Company as co-borrowers (the “Co-Borrowers”), to certain qualified institutional investors and accredited investors (each a “Debt Investor” and, collectively, the “Debt Investors”) in an aggregate principal amount of $15.0 million (the “First Closing”). In addition, subject to shareholder approval and satisfaction of certain other conditions, the Company agreed to sell additional Notes to the Debt Investors at a later date in an aggregate principal amount of $10.0 million (the “Second Closing,” together with the First Closing, the “Debt Transaction”).

On November 25, 2003, subsequent to receiving the requisite shareholder approval on November 21, 2003 and satisfying certain other conditions, the Company consummated the Second Closing, which was the second and final step in the Debt Transaction.

The Notes bear interest at 6.75% and mature on October 1, 2008. Each share of common stock will be accompanied by four-ninths of a Preferred Share Purchase Right in accordance with the Rights Agreement, dated February 14, 1996, as amended, between the Company and American Stock Transfer & Trust Company (each a “Right”). The Notes are secured by certain assets of the Company and the Co-Borrowers in accordance with a Security Agreement and by a Mortgage granted by one of the Co-Borrowers in favor of the Debt Investors. At any time from and after October 1, 2006, subject to the Company and the Co-Borrowers satisfying certain conditions specified in the Notes, the Company and the Co-Borrowers will have the right to redeem all or part of the Notes.

The Notes are generally convertible at any time at the option of the note holders into shares of common stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. The note holders may not convert any portion of the outstanding and unpaid principal of the Notes to the extent that, after giving effect to such conversion, the note holder (together with such note holder’s affiliates) would beneficially own in excess of 4.99% or 9.99%, as the case may be for the respective note holder, of the number of shares of common stock outstanding immediately after giving effect to such conversion. A note holder may waive the 4.99% limitation with such waiver being effective on the 61st calendar day after the Company receives notice of the waiver.

Equity Transaction
Contemporaneously with the Debt Transaction, on November 25, 2003, the Company sold 1,882,353 shares of Common Stock to certain qualified institutional investors and accredited investors (collectively, the “Equity Investors”) at a price of $4.25 per share in a private placement for an aggregate purchase price of approximately $8.0 million (the “Equity Transaction”). Each share of Common Stock was accompanied by a Right.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial and Operating Data
Midwest Air Group, Inc.
(Dollars in thousands, except per share amounts)

Years Ended	2003	2002	2001	2000	1999
Statement of Operations Data:
Total operating revenues	383,948	426,974	457,442	480,021	447,552
Total operating expenses (1)	414,412	481,232	495,486	473,143	386,800

Operating (loss) income	(30,464)	(54,258)	(38,044)	6,878	60,752
Other income (expense), net (2)	11,423	39,741	16,304	(113)	68
(Loss) income before cumulative effect
of accounting changes	(13,278)	(10,552)	(14,918)	5,227	38,791
Cumulative effect of accounting changes,
net of applicable income taxes	--	--	--	(4,713)	--
Net (loss) income	(13,278)	(10,552)	(14,918)	514	38,791
(Loss) income per common share – basic:
(Loss) income before cumulative effect
of accounting changes	(0.85)	(0.72)	(1.08)	0.37	2.75
Cumulative effect of accounting changes,
net of applicable income taxes	--	--	--	0.33	--

Net (loss) income	(0.85)	(0.72)	(1.08)	0.04	2.75
(Loss) Income per common share – diluted:
(Loss) Income before cumulative effect
of accounting changes	(0.85)	(0.72)	(1.08)	0.37	2.71
Cumulative effect of accounting changes,
net of applicable income taxes	--	--	--	0.33	--

Net (loss) income	(0.85)	(0.72)	(1.08)	0.04	2.71
Balance Sheet Data:
Property and equipment, net	192,805	224,564	256,506	242,875	211,449
Total assets	396,239	376,606	357,371	305,997	263,829
Long-term debt (3)	53,642	16,903	35,097	2,886	3,068
Shareholders' equity	124,317	125,127	114,736	129,276	133,539

(1)	Total operating expenses for 2003 include $5.0 million associated with the early recognition of lease expense on seven DC-9s removed from service during the year, and a $4.0 million loss recorded on the sale/leaseback of one MD-80 aircraft. Total operating expenses for 2002 include a $29.9 million impairment charge related to the early retirement of the Company's DC-9 fleet. Total operating expenses for 2001 include an impairment loss of $8.8 million related to the accelerated retirement of eight Midwest Airlines DC-9-10 aircraft.
(2)	Other income (expense), net, for 2003 includes $11.4 million associated with the federal reimbursement of security costs. Other income (expense), net for 2002 includes $39.5 million associated with the Fairchild arbitration settlement over the cancellation of the 428JET program. Other income (expense), net for 2001 includes recognition of $16.3 million related to amounts claimed under the Air Transportation Safety and System Stabilization Act for federal grant money received for losses related to the September 11 terrorist events.
(3)	Long-term debt for 2003 and 2002 does not include amounts due for progress payments on the Boeing 717 aircraft program, as these obligations are offset by purchase deposits.

Five-Year Financial and Operating Data
Midwest Air Group, Inc.

Years Ended	2003	2002	2001	2000	1999
Selected Operating and Other Data (1):
Midwest Airlines, Inc.
Revenue passenger miles ("RPMs") (000s)	1,968,753	1,966,186	1,973,606	1,974,485	1,958,510
Available seat miles ("ASMs") (000s)	2,967,844	3,190,943	3,231,872	3,163,247	2,993,765
Passenger load factor	66.3%	61.6%	61.1%	62.4%	65.4%
Revenue yield (cents per RPM)	13.2	15.5	17.6	19.3	18.5
Revenue per scheduled service ASM (2)	9.2	10.0	11.2	12.6	12.7
Cost per total ASM (cents per mile)	11.3	12.5	13.1	13.0	11.5
Aircraft in service at year-end (3)	28	32	35	34	32
Average aircraft utilization (hours per day)	7.6	7.7	7.9	8.5	8.8
Number of FTE employees at year-end	1,904	2,410	2,348	2,857	2,449
Skyway Airlines, Inc. d/b/a Midwest Connect
Revenue passenger miles (000s)	203,808	193,350	150,819	112,610	84,517
Available seat miles (000s)	382,200	395,591	312,209	247,623	170,428
Passenger load factor	53.3%	48.9%	48.3%	45.5%	49.6%
Revenue yield (cents per RPM)	33.3	37.5	44.5	52.4	52.7
Revenue per scheduled service ASM (2)	18.2	18.4	21.5	23.9	26.3
Cost per total ASM (cents per mile)	20.3	20.2	23.2	25.5	25.2
Aircraft in service at year-end (3)	24	25	23	20	19
Average aircraft utilization (hours per day)	6.8	7.3	7.2	7.5	8.2
Number of FTE employees at year-end	603	593	512	523	424

(1)	Revenue passenger miles, revenue per ASM, available seat miles, passenger load factor and revenue yield are for scheduled service operations. The other statistics include charter operations.
(2)	Passenger, cargo and other transport-related revenue divided by scheduled service ASM (expressed in cents). Charter revenue is excluded from the calculation.
(3)	Aircraft acquired but not yet placed in service are excluded from the aircraft in service statistics.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Executive Overview

Beginning with the economic slowdown that commenced in 2000 and was exacerbated by the events of September 11, 2001, the past three years have brought unprecedented challenges to the airline industry and to the Company. The sluggish economy, coupled with the effects of the war in Iraq and increased security measures, have depressed passenger demand and increased operating costs. These pressures, along with increased competition from legacy and low-cost carriers that has depressed fares, resulted in the Company reporting operating losses in 2001, 2002 and 2003.

In 2003, the Company took comprehensive action to improve its financial performance by increasing revenue, reducing costs and providing for improved liquidity. The efforts included:

•	The launch of Midwest Airlines Saver Service in August to better serve high-volume leisure markets.
•	Schedule changes at Midwest Connect to reduce average flight lengths on regional jet routes, and better align capacity with demand on turboprop routes.
•	Significant cost restructuring measures in the third quarter, including:
•	Restructured labor agreements with five-year terms for represented employee groups.
•	Productivity improvements and headcount reductions for non-represented employees.
•	Adjustment of the Company’s fleet plan, including a change in the Boeing 717 aircraft delivery schedule beginning in April 2004 to one each quarter from one each month, and a deferral of the Embraer delivery schedule to 2006.
•	Renegotiation of aircraft finance agreements to reduce obligations to market value.
•	Transactions to accomplish a recapitalization of the Company:
•	Placement of $25.0 million of convertible senior secured notes.
•	A private equity placement with net proceeds of $7.5 million.
•	Sale/leaseback of the Company’s headquarters facility, resulting in net proceeds of $10.0 million.

Detailed discussion of each of these measures is included in Recent Developments.

Looking forward, the Company believes it will realize the full benefits of its profit improvement initiatives (discussed more fully below in Recent Developments) in 2004. The Company also expects to realize additional benefits from Midwest Airlines Saver Service, which the Company will be offering during some key leisure travel periods for the first time in 2004. If current trends toward an economic recovery continue, the Company would also expect to see increased business travel. Key risks to the Company achieving a return to profitability include the depressed fare environment, increased competition, the economy, world events and high fuel costs. The Company discusses these and other risks more fully in the Risk Factors section of Item I, Business contained in this Annual Report on Form 10-K.

Recent Developments

Restructuring Efforts
In February 2003, the Company announced measures aimed at improving cash flow in addition to previous cost control initiatives and other actions to improve its profitability and liquidity position, which began in September 2001. Since then, the Company has realigned capacity, switched to a buy-onboard dining program, discontinued standard travel agency commissions to match the industry, and implemented service fee increases for nonrefundable tickets. In addition, the Company implemented an additional workforce reduction, and remaining non-union employees received temporary across-the-board compensation reductions. In addition, in August 2003, the Company finalized agreements with labor unions, lessors and lenders on permanent cost reductions.

The Company is targeting its financial restructuring initiatives to improve profitability and reduce costs, relative to what it would have experienced if it had not effected these changes, by approximately $70 million annually going forward. The cost reductions relate to the following areas:

•	Labor cost savings and productivity improvements from the Company’s employee unions. All three of the Company’s represented employee groups – the Midwest Air Line Pilots Association, the Skyway Air Line Pilots Association and the Midwest Association of Flight Attendants – ratified agreements. The duration of these agreements is five years.
•	Identification of opportunities to enhance productivity for non-represented employees. Non-represented employee groups completed the development of process and productivity improvements in 2003. Implementation of the improvements is expected to continue through 2004.
•	Adjustment of the Company’s fleet plan and delivery schedules to provide for more controlled growth. The Company completed negotiations with aircraft manufacturers to adjust the delivery schedule of its Boeing 717 aircraft program and defer its acquisition of Embraer regional jets. Midwest Airlines will continue to accept Boeing 717s at its current rate of one each month through March 2004, when deliveries will change to approximately quarterly. Under the new schedule, Midwest will acquire the 25 717s it has ordered by October 2006. Midwest Connect will defer its acquisition of 20 Embraer regional jets from January 2004 to July 2006, during which time the availability of long-term aircraft financing is expected to improve. The Embraer contract has been amended to reflect this agreement. Midwest Connect will not incur any cost or face claims for breach of contract from the deferral.
•	Renegotiation of aircraft finance agreements. The Company entered into restructured agreements that amended existing finance agreements with 11 aircraft lessors and lenders to reflect current market conditions. These agreements provided for the reduction of the present value of the prior agreements by $60-70 million, reduced cash requirements by about $1.1 million per month, and converted $24 million of short-term debt into long-term obligations exceeding 10 years at low interest rates.

In connection with the restructuring efforts, the Company issued warrants to the lessors and lenders. Also, in connection with the restructuring efforts, the Company agreed to grant options to its employees (represented and non-represented) to purchase shares of the Company’s common stock pursuant to the Midwest Air Group, Inc. 2003 All-Employee Stock Option Plan. The warrants and options are further discussed in Note 7 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

A summary of revenue improvement/cost reduction measures implemented during 2003 is as follows:

Estimated Annual Improvement
Revenue Improvement/Cost Reduction Measure	($ in millions)
Headcount Reductions	$15
Dining Services/Amenity Changes	15
Capacity Reductions/Schedule Changes	5
Travel Agent Commission Changes	5
Advertising Reduction	3
Fuel Management Program	2
Passenger Fee Changes	1
Other Programs	1
Total of Revenue Improvement/Cost Reduction Measures	$47

Estimated Annual Improvement
Restructuring Measure	($ in millions)
Aircraft Lessor Concessions	$12
Represented Employees' Concessions	7
Non-represented Employees' Concessions	4
Total of Restructuring Measures	$23

Total of Revenue Improvement/Cost Reduction Measures
and Restructuring Measures	$70

The Company completed a majority of the items listed above during various times in 2003 and most were reflected in fourth quarter 2003 financial results. As of December 31, 2003, the Company has not implemented the advertising cost reduction plan because additional costs were incurred to support the introduction of Saver Service, respond to increased competition in Milwaukee, and support expanded service in the Kansas City market. The Company believes approximately 90% of the cost reduction measures planned for represented employees and 50% of the cost reduction measures planned for non-represented employees were implemented by year-end, although the Company did not receive full benefit in 2003. The remaining cost reductions are expected to be achieved in 2004.

Completion of County Transaction
On October 21, 2003, the Company completed a transaction that resulted in Milwaukee County becoming the guarantor of principal and interest payments on approximately $14.2 million of industrial development revenue bonds issued in 1998 and 2001 by the City of Milwaukee to finance the construction of two airport-based maintenance facilities. Credit support for the bonds was previously provided by letters of credit issued under the Company’s bank credit facility. The guarantee provided by Milwaukee County enabled the Company to reduce its bank credit facility exposure from $15.5 million to approximately $1.1 million. The remaining $1.1 million represented letters of credit for which the Company was required to provide cash as collateral. This enabled the credit facility banks to release all other collateral previously provided as security. In addition, certain of the Company’s facilities and cash totaling $0.9 million were pledged as security under the agreement with Milwaukee County. This transaction resulted in the termination of the senior secured bank credit facility after approximately $1.1 million of letters of credit were cancelled or transferred to another financial institution, which was completed in the first quarter of 2004.

Private Placement of Debt and EquityOn September 29, 2003, the Company entered into agreements under which it raised financing of approximately $33.0 million (net proceeds of approximately $31.1 million, after commissions and expenses). The financing included two components: the sale of $25.0 million in convertible senior secured notes and the sale of approximately 1.9 million shares of the Company’s common stock for an aggregate purchase price of approximately $8.0 million. See further discussion of the financings in Note 5 of the Notes to Consolidated Financial Statements as of December 31, 2003 contained in this Annual Report on Form 10-K.

Sale/Leaseback On November 12, 2003, the Company closed on an agreement to complete a sale/leaseback of its Oak Creek, Wisconsin headquarters facility. This transaction provided the Company with net proceeds of approximately $10.0 million after payment of the existing mortgage and transaction expenses.

CRS Regulations
During 2003, the DOT ruled that most regulations governing the CRS industry were to be lifted on January 31, 2004. Two remaining restrictions are to be phased out in July 2004. One prohibits CRS firms from favoring one airline’s flight listings over another, and the second restricts the CRS companies from making an airline provide all of its fares. The Company is currently evaluating the effect of these regulatory changes on its operations.

2003 Financial Overview

The Company’s 2003 operating loss was $(30.5) million, which reflects a decrease in operating loss of $23.8 million from the 2002 operating loss of $(54.3) million. Net loss for the year was $(13.3) million, which reflects an increase in net loss of $2.7 million from the 2002 net loss of $(10.6) million. Net loss per diluted share in 2003 was $(0.85), a $0.13 decline from the 2002 net loss per diluted share of $(0.72). 2003 results include income of $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs, as well as a charge of $5.0 million (pre-tax) related to the early recognition of lease expense on seven leased DC-9 aircraft removed from service during the year. 2002 results include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company’s DC-9 fleet and other income of $39.5 million (pre-tax) associated with the Fairchild arbitration settlement over the cancellation of the 428JET program.

Capacity, as measured by scheduled service available seat miles (“ASMs”), decreased 6.6% in 2003. Capacity decreased 7.0% at Midwest Airlines and decreased 3.4% at Midwest Connect. Midwest Airlines’ capacity decreased due to a net of four fewer aircraft in the fleet year over year, as well as a 17.3% decrease in the number of scheduled operations as the Company attempted to align capacity with lower demand, partially offset by the additional seats on the Saver Service product during the latter part of the year. Midwest Connect’s capacity decrease was due primarily to the implementation of schedule changes to reduce average flight lengths on regional jet routes and to better align capacity with demand, particularly on turboprop routes. Traffic, as measured by revenue passenger miles, increased 0.6%. Load factor increased from 60.2% in 2002 to 64.9% in 2003.

The Company’s total revenue in 2003 decreased $43.0 million, or 10.1%, from 2002 to $383.9 million. The decrease in revenue was due primarily to a decline in revenue yield of 15.0% at Midwest Airlines and 11.3% at Midwest Connect. The decreases in revenue yield were due in large part to a continued decline in high-yield business travel, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee. The introduction of Saver Service, which began operations in August 2003, also contributed to the decline in revenue yield as fares are generally lower, by design, for that service.

The Company’s operating expenses decreased by $66.8 million, or 13.9%, in 2003 to $414.4 million. The Company realized savings from companywide cost reduction efforts, with reduced costs in most expense categories. 2003 operating costs include a charge of $5.0 million (pre-tax) related to the early recognition of lease expense on seven leased DC-9 aircraft removed from service during the year. 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company’s DC-9 fleet. Cost changes are further explained in the sections that follow.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues for 2003, 2002 and 2001.

	2003			2002			2001
	Per Total ASM		%	Per Total ASM		%	Per Total ASM		%
Operating revenues:
Passenger service	9.59	¢	85.4%	10.35	¢	88.6%	11.56	¢	90.5%
Cargo	0.13		1.2%	0.16		1.3%	0.25		2.0%
Other	1.51		13.4%	1.18		10.1%	0.96		7.5%

Total operating revenues	11.23		100.0%	11.69		100.0%	12.77		100.0%
Operating expenses:
Salaries, wages and benefits	4.10		36.5%	4.29		36.7%	4.67		36.6%
Aircraft fuel and oil	2.37		21.1%	2.15		18.4%	2.43		19.0%
Commissions	0.33		3.0%	0.51		4.3%	0.66		5.2%
Dining services	0.24		2.1%	0.54		4.6%	0.72		5.7%
Station rental/landing/other	1.07		9.5%	1.03		8.8%	1.02		8.0%
Aircraft maintenance	0.94		8.3%	1.12		9.6%	1.40		10.9%
Depreciation and	0.61		5.4%	0.58		5.0%	0.58		4.6%
amortization
Aircraft rentals	0.95		8.5%	0.69		5.9%	0.69		5.4%
Impairment loss	0.00		0.0%	0.82		7.0%	0.25		1.9%
Other	1.51		13.5%	1.45		12.4%	1.41		11.0%

Total operating expenses	12.12	¢	107.9%	13.18	¢	112.7%	13.83	¢	108.3

Total ASMs (millions)	3,418.6			3,651.2			3,582.4

Note: Numbers in this table may not be recalculated due to rounding.

Year Ended December 31, 2003 Compared With
Year Ended December 31, 2002

Operating Revenues

Company operating revenues totaled $383.9 million in 2003, a $43.0 million, or 10.1%, decrease from 2002. Passenger revenues accounted for 85.4% of total revenues and decreased $50.1 million, or 13.3%, from 2002 to $327.9 million in 2003.

Midwest Airlines passenger revenue decreased $45.4 million, or 14.9%, from 2002 to $260.1 million in 2003. This decrease was primarily caused by a 15.0% decrease in revenue yield. Revenue yield decreased due to a substantial decline in high-yield business travel, the sluggish economy and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee. The introduction of Saver Service during the third and fourth quarters also contributed to the decrease in revenue yield. Load factor increased from 61.6% in 2002 to 66.3% in 2003.

Midwest Connect passenger revenue decreased $4.7 million, or 6.5%, from 2002 to $67.8 million in 2003. This decrease was primarily caused by an 11.3% decrease in revenue yield. Revenue yield decreased due to decreased business travel and lower fares that were used to stimulate travel demand. The decrease in revenue yield was partially offset by a 5.4% increase in passenger volume, as measured by revenue passenger miles. Load factor increased from 48.9% in 2002 to 53.3% in 2003.

Revenue from cargo, charter and other services increased $7.1 million in 2003. Midwest Airlines benefited from increased revenue from charter sales as more aircraft time was available for charter service and the Company had exclusive charter rights for nine professional sports teams as of December 31, 2003. The increased charter revenue was partially offset by a $1.2 million decrease in cargo revenue. Most of this decrease was due to lower U.S. Postal Service mail volumes, in large part the result of security directives and restrictions, as well as a new contract with the U.S. Postal Service that has resulted in lower initial volumes.

Operating Expenses

2003 operating expenses decreased $66.8 million, or 13.9%, from 2002 to $414.4 million in 2003. The Company realized savings from companywide cost reduction efforts, with reduced costs in many categories, as detailed below. 2002 operating costs include a $29.9 million (pre-tax) impairment charge related to the early retirement of the Company’s DC-9 fleet. The Company’s cost per total ASM decreased 8.0%, from 13.2¢ in 2002 to 12.1¢ in 2003.

Salaries, Wages and Benefits
Salaries, wages and benefits decreased $16.5 million, or 10.6%, from 2002 to $140.1 million in 2003. The labor cost decrease reflects the reduction of 496 full-time equivalent employees year over year. The headcount decrease was primarily the result of furloughing employees to align with reduced capacity and increase employee productivity, as well as attrition. A $1.6 million reduction in labor rates also contributed to decreased labor costs. These decreases were partially offset by increased benefit costs, primarily higher medical insurance costs. On a cost per total ASM basis, labor costs decreased from 4.3¢ in 2002 to 4.1¢ in 2003.

Aircraft Fuel and Oil
Aircraft fuel and oil and associated taxes increased $2.4 million, or 3.1%, from 2002 to $81.1 million in 2003. Costs increased 10.1% on a cost per ASM basis. Into-plane fuel prices increased 21.5% in 2003, averaging $1.01 per gallon in 2003 versus $0.83 per gallon in 2002, resulting in a $14.2 million unfavorable pre-tax price impact. Fuel consumption decreased 15.1% in 2003 because of a decrease in flight operations, as well as lower fuel consumption rates of the Boeing 717 aircraft compared with the DC-9 fleet. As of December 31, 2003, the Company had no fuel hedges in place for current or later periods.

Commissions
Commissions decreased $7.0 million, or 38.1%, from 2002 to $11.4 million in 2003. This category includes travel agent commissions and credit card transaction commissions. The decrease was primarily due to the elimination of standard travel agency commissions beginning March 1, 2003, as well as a 13.3% decrease in passenger revenue. In addition, savings were realized because of increased travel booked directly through the Company’s reservations center and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 4.9% in 2002 to 3.5% in 2003.

Dining Services
Dining service costs decreased $11.6 million, or 59.0%, from 2002 to $8.0 million in 2003. The decrease was due to the elimination of complimentary onboard meal service in April 2003 as well as a 2.0% decrease in origin and destination passengers at Midwest Airlines. Total dining service costs per Midwest passenger decreased from $9.47 in 2002 to $3.92 in 2003.

Station Rental, Landing and Other Fees
Station rental, landing and other fees decreased $1.2 million, or 3.2%, from 2002 to $36.5 million in 2003. On a cost per total ASM basis, these costs increased 3.4%. Costs per seat mile increased primarily because of fixed costs that were not absorbed as efficiently following the Company’s capacity reductions, as well as a decrease in flight lengths at Midwest Connect.

Aircraft Maintenance Materials and Repairs
Aircraft maintenance costs decreased $8.9 million, or 21.8%, from 2002 to $32.0 million in 2003. Aircraft maintenance costs decreased 16.5% on a cost per total ASM basis. The decrease was caused by lower costs at Midwest Airlines due to the phase-out of the DC-9 aircraft and was partially offset by increased maintenance costs at Midwest Connect due to higher costs of maintaining the 328JET aircraft.

Depreciation and Amortization
Depreciation and amortization decreased $0.3 million, or 1.2%, from 2002 to $20.9 million in 2003. Costs in this category were essentially unchanged as the addition of one MD-80 aircraft to the fleet in March 2003 and the acquisition of spare parts to support the Boeing 717 program were offset by the decrease in depreciation related to the DC-9 aircraft retired from the fleet year over year. On a cost per total ASM basis, these costs increased 5.5% due to the Company’s reduced capacity year over year.

Aircraft Rentals
Aircraft rental costs increased $7.3 million, or 29.1%, from 2002 to $32.6 million in 2003. The increase was due primarily to the early recognition of $5.0 million (pre-tax) of lease expense on seven leased DC-9 aircraft removed from service during 2003, as well as the addition of 11 leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. The increase was partially offset by the lower lease rates negotiated on all other leased aircraft remaining in service. Lease expense was recorded at the new restructured rates beginning in the third quarter 2003. On a cost per total ASM basis, these costs increased 37.9% from 2002.

Impairment Loss
During the first quarter 2002, the Company decided to accelerate the retirement of the Midwest Airlines DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal on Long-Lived Assets,” whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment as defined by SFAS No. 144. Consequently, in first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Other Operating Expenses
Other operating expenses decreased $1.2 million, or 2.2%, from 2002 to $51.7 million in 2003. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, flight training, legal fees, crew hotel rooms, reservation fees, administration and other items. The decrease was primarily due to cost decreases in insurance, advertising, flight training and crew hotel room expenses. These decreases were partially offset by increased legal and professional services costs of $2.5 million associated with the Company’s restructuring efforts, increased costs for the frequent flyer program and a $4.0 million loss recorded on the sale/leaseback of one MD-80 aircraft. The MD-80 aircraft sale/leaseback transaction was part of the overall aircraft restructuring transactions. The transaction resulted in the retirement of approximately $7.0 million of debt related to the aircraft, which had a book value of approximately $11.0 million on the date of the sale/leaseback. On a cost per total ASM basis, other operating costs increased 4.4% from 2002.

Interest Income and Interest Expense

Interest income reflects interest earned on the Company’s cash and cash equivalents. Interest expense consists of mortgage interest associated with the Company’s headquarters building, as well as interest on a short-term note payable, interest associated with the borrowings against the secured bank credit facility, and interest on the Company’s long-term debt related to aircraft and convertible debt.

Other Income (Expense)

In May 2003, the Company recorded other income of $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs.

In 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company’s settlement of arbitration with Fairchild Dornier GmbH (“Fairchild”) over the cancellation of its 428JET program.

Credit for Income Taxes

Income tax credit for 2003 was $(7.1) million, a $1.4 million increase from the 2002 income tax credit of $(5.7) million. The effective tax rates for 2003 and 2002 were (35.0)% and (35.0)%, respectively. For purposes of calculating the Company’s income tax expense and effective tax rate, the Company treats amounts payable to an affiliate of Kimberly-Clark Corporation under a tax allocation and separation agreement entered into in connection with the Company’s initial public offering as if they were payable to taxing authorities.

Net Loss

Net loss for 2003 was $(13.3) million, which reflects a decline of $2.7 million from the 2002 net loss of $(10.6) million. The net loss margin declined from (2.5)% in 2002 to (3.5)% in 2003.

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

Midwest Airlines passenger revenue decreased $41.6 million, or 12.0%, from 2001 to $305.5 million in 2002. Revenue yield decreased 11.7% due to lower business fares and decreased business travel demand, increased competition from low-fare airlines, and new pricing structures that enable business passengers to purchase lower fares. Load factor increased from 61.1% in 2001 to 61.6% in 2002.

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

Operating Expenses

2002 operating expenses decreased $14.3 million, or 2.9%, from 2001. The decrease was primarily the result of lower costs in the following categories: labor, fuel, commissions, dining services and maintenance. These decreases were partially offset by higher costs in the “other” category (insurance costs, advertising and a nonrecurring property tax credit in 2001). Cost per ASM decreased 4.5% at Midwest Airlines and decreased 13.2% at Midwest Connect in 2002. The Company’s cost per total ASM decreased 4.7%, from 13.8¢ in 2001 to 13.2¢ in 2002.

Salaries, Wages and Benefits
Salaries, wages and benefits decreased $10.6 million, or 6.4%, from 2001 to $156.7 million in 2002. The Company decreased headcount throughout 2001 and 2002 to better align with slower capacity growth and reduced passenger levels, and to reduce costs given the revenue environment. The overall headcount decrease was primarily the result of furloughing employees, which reduced labor costs by $10.5 million. In October 2001, the Company implemented a salary freeze for all employees except pilots, whose wages are covered by a collective bargaining agreement. The pay freeze was removed effective October 1, 2002 and employees became eligible for a pay increase after they had had their compensation frozen for 12 months. A salary freeze for officers and other members of senior management has been in effect for a longer period of time and continued as of year-end. A $1.5 million reduction in overtime also contributed to decreased labor costs. These decreases were partially offset by higher pilot labor costs, higher medical insurance costs and less labor capitalized for maintenance projects. On a cost per total ASM basis, labor costs decreased 8.1% from 4.7¢ in 2001 to 4.3¢ in 2002.

Aircraft Fuel and Oil
Aircraft fuel and oil and associated taxes decreased $8.3 million, or 9.5%, in 2002. Costs decreased 11.2% on a cost per ASM basis. Into-plane fuel prices decreased 8.9% per gallon, averaging 83.4¢ per gallon in 2002 versus 91.5¢ per gallon in 2001, resulting in a $7.8 million favorable pre-tax price variance. Fuel consumption decreased 0.7% in 2002. As of December 31, 2002, the Company had options in place for approximately 20% and 15% of its projected aircraft fuel purchases in the first and second quarters of 2003.

Commissions
Commissions decreased $5.1 million, or 21.7%, from 2001 to $18.5 million in 2002. This category includes travel agent commissions and credit card commissions. The decrease was due primarily to an 8.7% decrease in passenger revenue and to savings resulting from an increase in travel booked directly through the Company’s reservations centers and Web site, and other travel-related Web sites. Commissions, as a percentage of passenger revenue, decreased from 5.7% in 2001 to 4.9% in 2002. In December 2002, Midwest Airlines changed its travel agent commission cap to a maximum of $10 per roundtrip or one-way ticket from $20 per roundtrip.

Dining Services
Dining service costs decreased $6.3 million, or 24.3%, from 2001 to $19.6 million in 2002. The decrease was due to the implementation of roundtrip catering on most flights, a 1.7% decrease in origin and destination passengers at Midwest Airlines, and lower food prices. Roundtrip catering provides for meals to be loaded at the origin city of a roundtrip route, rather than loading the aircraft with meals at both cities on the route. Also, effective November 1, 2002, the Company began limiting its meal service to traditional meal times and offering passengers one of three levels of meal service based on flight duration and market segment. Total dining service costs per Midwest Airlines passenger (including food, beverage, linen, catering equipment and supplies) decreased from $12.47 in 2001 to $9.47 in 2002.

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

Station Rental, Landing and Other Fees
Station rental, landing and other fees increased $1.2 million, or 3.4%, from 2001 to $37.7 million in 2002. The increase was caused by 22.1% higher costs at Midwest Connect, partially offset by 2.4% lower costs at Midwest Airlines, due to fewer flight segments being operated. Passenger screening-related security costs increased $0.6 million year-over-year. Airport costs were favorably impacted in 2001 by nonrecurring credits received from Milwaukee County. On a cost per total ASM basis, these costs increased 1.4%.

Aircraft Maintenance Materials and Repairs
Aircraft maintenance costs decreased by $9.1 million, or 18.2%, from 2001 to $41.0 million in 2002. Aircraft maintenance costs decreased 19.7% on a cost per total ASM basis. Costs at Midwest Airlines decreased $10.8 million, or 27.1%, in 2002 while costs at Midwest Connect increased $1.8 million, or 17.4%. The decrease at Midwest Airlines was caused by lower costs in almost all maintenance categories, including lower DC-9 engine overhaul costs, lower long-term maintenance costs on the DC-9 fleet due to the near-term phase-out of the DC-9-10 series, lower purchased maintenance costs, and lower maintenance materials and cost savings realized through the MSG-3 aircraft maintenance program that was fully implemented in June 2001. The MSG-3 program is designed such that major airframe maintenance events are divided into smaller, more frequent events that result in fewer duplicate tasks, and airframe maintenance costs are expensed as they are incurred. Costs at Midwest Connect increased as a result of two additional regional jets entering scheduled service during 2002, the expiration of the warranty period on 328JETs, and several heavy maintenance checks on the Beech 1900Ds. On a cost per total ASM basis, Midwest Airlines costs decreased 26.8% and Midwest Airlines Connect’s costs decreased 7.4%.

Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1.1%, from 2001 to $21.2 million in 2002. On a cost per total ASM basis, these costs decreased 0.9%.

Aircraft Rentals
Aircraft rental costs increased $0.5 million, or 2.0%, from 2001 to $25.3 million in 2002. On a cost per total ASM basis, these costs increased 0.1%.

Impairment Loss
A $29.9 million (pre-tax) impairment charge was recorded in 2002. The Company accelerated the retirement of the Midwest Airlines DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 144, whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flow would be less than the carrying amount of the aircraft, resulting in impairment as defined by SFAS No. 144. Consequently, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

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

Interest Income and Interest Expense

Interest income reflects interest earned on the Company’s cash and cash equivalents. Interest expense consists of mortgage interest associated with the Company’s headquarters building, as well as interest on the short-term note payable, interest associated with the borrowings against the secured bank credit facility, and interest on the Company’s long-term debt.

Other Income (Expense)

In 2002, the Company recorded other income of $39.5 million (pre-tax) associated with the Company’s settlement of arbitration with Fairchild over the cancellation of its 428JET program. Following Fairchild’s filing of insolvency in 2002, the previously disclosed gain of $46 million was reduced primarily due to a decrease in the estimated fair market value of two Fairchild 328JET regional jets that the Company received in January and February 2002. The Company does not expect to receive any additional benefits from the settlement. Midwest Connect currently operates 10 32-passenger 328JET regional jets.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts or revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable, however future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company considers the following as its critical accounting policies and estimates: frequent flyer revenue, impairment of long-lived assets and warrant valuation. For a detailed discussion of accounting policies, refer to the Notes to the Consolidated Financial Statements as of December 31, 2003 contained in this Annual Report on Form 10-K.

Frequent Flyer Revenue
A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed, straight-line over 32 months, which is the Company’s estimate of when travel will occur. The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company’s frequent flyer program is accrued based on an estimated redemption percentage of 76% applied to actual mileage recorded in members’ accounts over the standard award level. As part of estimating incremental costs, the Company includes the additional costs related to transportation of passengers, over and above costs to transport vacant seats, such as fuel, meals, insurance and ticketing. A change to these cost estimates and the estimated redemption percentage could have a significant impact on the Company’s liability in the period the change is made, as well as in future periods. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2003.

Impairment of Long-Lived Assets
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, and significant negative industry or economic trends.

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s service, future market conditions and industry competition. Other assumptions include determining the discount rule and future growth rates.

During 2003, the Company performed an analysis to determine if there was potential impairment of the MD-80 fleet. Based on the estimated useful lives of these assets of approximately 15 years, no impairment was determined. This determination would not change with a 10% change in the assumptions and estimates used in the calculation of the impairment.

Warrant Valuation
In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase, in the aggregate, 1,571,467 shares of the Company’s stock at an exercise price per share of $4.72. The Company used the Black-Scholes model to value the liability to the Company as of the date of issuance. The Black-Scholes model uses a number of estimates, such as expected volatility, risk-free interest rate, forfeiture rate and expected life in years. The estimation techniques used are consistent with those used in Note 7 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging, or research and development arrangements with the company.

The Company has no arrangements of the types described in any of the categories that may have a material current or future effect on the Company’s financial condition, liquidity or results of operations. See Note 4 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $88.3 million at December 31, 2003, compared with $41.5 million at December 31, 2002. At December 31, 2003, the restricted cash balance was $26.1 million, compared with $15.1 million on December 31, 2002. The change in restricted cash is primarily attributable to an increase in the cash holdback amount related to credit card processing agreements that are discussed in more detail in Note 5 to the Consolidated Financial Statements. Cash collateral used to support outstanding letters of credit also contributed to the increase in restricted cash.

The unrestricted cash balance at December 31, 2003 reflects the effects of the significant restructuring of lease and debt payments and other cost reduction measures completed in third and fourth quarters 2003, as well as the debt financing, equity financing and sale/leaseback of the Company’s headquarters. These transactions are discussed in more detail in Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. As part of the restructuring efforts, the Company suspended lease and debt payments on most of its aircraft from March 2003 to August 2003. The aggregate amount of the payments that the Company had not made as a result of the lease and debt payment moratorium was approximately $11.7 million. In July 2003, the Company made payments totaling $4.8 million to the lessors and lenders in conjunction with the signing of tentative agreements to restructure the aircraft financings. In August 2003, the agreements were finalized and the Company paid an additional $2.3 million to the lessors and lenders. For the remainder of the year, the Company made lease payments at revised, lower lease rates. The Company’s subsidiaries also delivered subordinated promissory notes to the lessors and lenders, the aggregate principal amount of which is $7.5 million.

As of December 31, 2003, the Company had a working capital surplus of $39.3 million compared with a $45.2 million deficit on December 31, 2002. The improvement in working capital as of December 31, 2003 is primarily related to an increase in cash associated with the proceeds from the private placement of convertible debt and equity and the sale/leaseback of the Company’s headquarters. A reduction in notes payable related to the bank credit facility and a reduction in current maturities of long-term debt related to the aircraft debt restructuring finalized in August 2003 also contributed to the improvement in working capital.

Operating Activities
Net cash provided by operations for the year ended December 31, 2003 totaled $15.7 million. Cash provided by operations at December 31, 2003 primarily reflects the effects of credits used related to the acquisition of Boeing 717 aircraft. Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements, and accordingly there was no cash outlay for these expenses. As of December 31, 2003, the amount of unused credit memos totaled $10.1 million and is recorded as Other Assets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the leases. Credits available for aircraft lease payments will, for the most part, be used up during the first quarter of 2004.

Investing Activities
Net cash provided by investing activities totaled $3.0 million compared to $55.3 million used by investing activities for the year ended December 31, 2002. The change from 2002 primarily relates to increases in aircraft purchase deposits and pre-delivery progress payments related to future deliveries of Boeing 717 aircraft that were more than offset by purchase deposits that had been returned for the 11 Boeing 717 deliveries in 2003. Capital spending totaled $13.6 million for the year ended December 31, 2003. Capital expenditures consisted primarily of costs associated with the start-up of the Boeing 717 program, with the majority of that spending related to the acquisition of spare parts for the program. In addition, spending was incurred to convert some of the MD-80 fleet to the Saver Service configuration.

Financing Activities
Net cash provided by financing activities during 2003 totaled $28.1 million. During the third and fourth quarter of 2003, the Company netted approximately $31.1 million from the issuance of private placement convertible debt and equity. In addition, the sale/leaseback of the Company headquarters facility generated approximately $10.0 million in new capital.

In the second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 5 to the Consolidated Financial Statements. As of December 31, 2003, the Company owed $26.5 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than half completed.

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

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of December 31, 2003, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Plan investment strategy is at Note 11 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. 2003 funding requirements for the Qualified Plan were $1.7 million. As of December 31, 2003, funding requirements for 2003 had been fulfilled. Estimated 2004 funding requirements for the Qualified Plan are $1.6 million.

As discussed in Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, the Company issued promissory notes to the lessors and lenders as part of the restructuring agreements. The aggregate principal amount of these notes is $7.5 million. Principal and interest on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments commencing in July 2004.

As a result of the restructuring of lease and debt agreements described in Recent Developments, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $23.2 million as of December 31, 2003.

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

The Company has not paid federal income taxes in the last three years. As of December 31, 2003, the Company had a non-current deferred tax liability of $13.4 million and deferred tax assets aggregating $8.7 million. These amounts included $9.6 million related to net operating losses (“NOLs”) and a valuation allowance of $5.4 million.

At December 31, 2003, the Company had estimated tax NOLs of $11.0 million for federal income tax purposes that will expire through 2023. The Company had also previously recorded estimated state NOLs of $125 million, as well as alternative minimum tax carryforward of $2.4 million. Due to the uncertainty of realizing the state NOLs, the Company recorded an additional valuation allowance of $2.7 million in the year ended December 31, 2003.

Contractual Obligations
The following table of material debt and lease commitments at December 31, 2003, summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods set forth below (in thousands):

	Related Cash Outflows
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$55,385	$1,369	$3,055	$3,342	$2,168	$793	$44,658
Aircraft operating leases	533,633	36,498	34,280	33,778	32,062	30,516	366,498
Non-aircraft operating leases	74,279	6,750	6,051	5,211	4,869	4,825	46,573
Commitments	1,232,001	9,122	18,325	32,014	44,526	52,374	1,075,641
All capital leases	233	106	37	37	37	15	0

Total	$1,895,531	$53,846	$61,748	$74,382	$83,662	$88,523	$1,533,370

Note: Regarding the Company’s commitments to acquire Boeing 717 and Embraer aircraft, the above table reflects, under “Commitments,” the estimated lease payments the Company expects to pay after delivery of aircraft (which the Company has estimated based on assumptions regarding lease terms, interest rates and other factors), rather than reflecting the purchase price for the aircraft, including the related obligation to make progress payments. Similarly, long-term debt in the above table does not include debt for progress payments related to the acquisition of Boeing 717 aircraft. The Embraer regional jet program will require long-term financing on or after delivery, which the Company has not yet arranged. The Company’s aircraft financing is discussed in more detail in Note 5 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

2004 and Beyond
The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for 2004 and beyond. Absent adverse factors outside the control of the Company such as events similar to September 11, 2001, further substantial deterioration in the current industry revenue environment or significant increases in fuel prices from fourth quarter 2003 prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2004. Some key cash flow items for 2004 and beyond include:

•	Capital spending is anticipated to range between $8 and $10 million annually for the next few years, excluding aircraft acquisitions, which are expected to be leased. Most of the spending is expected to be for spare parts for the Boeing 717 program and continued maintenance support of Midwest Airlines’ MD-80 fleet.
•	Net interest expense is estimated at $2 million in 2004, with declining amounts in following years.
•	Non-cash addbacks primarily related to book depreciation will provide $15-17 million of annual cash flow.
•	Defined benefit pension plan contributions will amount to approximately $1.6 million in 2004.
•	An estimated $4.8 million income tax payment is anticipated in 2004.
•	Payment of the lender and lessor moratorium note will begin in the third quarter 2004, with the principal portion of the payment totaling approximately $1.1 million for the year. Principal due under the note for 2005 and 2006 will total approximately $2.4 million and $2.6 million, respectively, ending with principal payments totaling $1.4 million in 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include commodity price risk (i.e. aircraft fuel prices) and interest rate risk. The Company’s operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company periodically manages the price risk of fuel primarily by purchasing commodity options that establish ceiling prices. Those options are recorded at their fair market value, and the changes in fair market value are recorded in the consolidated statement of operations in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” For 2003, aircraft fuel and oil and associated taxes (including the effect of any of the Company’s options) represented 20% of the Company’s total operating expenses. Based on the Company’s fiscal 2004 fuel consumption estimate of 86 million gallons, a one-cent change in the average annual price per gallon of aircraft fuel would increase the Company’s fuel expense by approximately $0.9 million. As of December 31, 2003, the Company had no options in place for any current or later periods.

As of December 31, 2003, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003 and therefore all debt reflects the current fair value at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Page 39	Independent Auditors' Report
Page 40	Consolidated Statements of Operations
Page 41	Consolidated Balance Sheets
Page 42	Consolidated Statements of Cash Flows
Page 43	Consolidated Statements of Shareholders' Equity
Page 44	Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Midwest Air Group, Inc.:

We have audited the accompanying consolidated balance sheets of Midwest Air Group, Inc. (formerly known as Midwest Express Holdings, Inc.,) and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Midwest Air Group, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 17, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2003	2002	2001
Operating revenues:
Passenger service	$327,947	$378,044	$414,155
Cargo	4,460	5,663	8,844
Other	51,541	43,267	34,443

Total operating revenues	383,948	426,974	457,442

Operating expenses:
Salaries, wages and benefits	140,114	156,656	167,300
Aircraft fuel and oil	81,120	78,681	86,957
Commissions	11,434	18,465	23,582
Dining services	8,047	19,635	25,929
Station rental, landing and other fees	36,463	37,653	36,426
Aircraft maintenance materials and repairs	32,042	40,963	50,069
Depreciation and amortization	20,910	21,165	20,945
Aircraft rentals	32,621	25,273	24,780
Impairment loss	--	29,911	8,839
Other	51,661	52,830	50,659

Total operating expenses	414,412	481,232	495,486

Operating loss	(30,464)	(54,258)	(38,044)

Other income (expense):
Interest income	1,002	1,233	1,044
Interest expense	(2,387)	(2,951)	(2,984)
Other, net	11,423	39,741	16,304

Total other income	10,038	38,023	14,364

Loss before income tax credit	(20,426)	(16,235)	(23,680)
Income tax credit	(7,148)	(5,683)	(8,762)

Net loss	$(13,278)	$(10,552)	$(14,918)

Loss per common share – basic:	$(0.85)	$(0.72)	$(1.08)
Loss per common share – diluted:	$(0.85)	$(0.72)	$(1.08)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

MIDWEST AIR GROUP, INC.
AS OF DECEMBER 31, 2003 AND 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$88,267	$41,498
Accounts receivable, less allowance for
doubtful accounts of $100 in 2003 and $133 in 2002	4,273	10,377
Inventories	7,546	7,250
Prepaid expenses	9,076	7,340
Restricted cash	26,056	15,067
Deferred income taxes	8,662	10,013

Total current assets	143,880	91,545

Property and equipment, net	192,805	224,564
Aircraft purchase deposits and pre-delivery progress payments	37,714	52,362
Other assets, net	21,840	8,135

Total assets	$396,239	$376,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,882	$6,702
Income taxes payable	6,838	--
Notes payable	--	5,500
Current maturities of long-term debt	1,743	18,194
Air traffic liability	39,759	38,700
Unearned revenue	14,285	23,870
Accrued liabilities:
Vacation pay	5,851	6,676
Scheduled maintenance expense	1,513	5,932
Frequent flyer awards	1,947	1,985
Other	27,797	29,175

Total current liabilities	104,615	136,734

Long-term debt	53,642	16,903
Long-term debt on pre-delivery progress payments	27,244	37,516
Deferred income taxes	13,359	25,193
Noncurrent scheduled maintenance expense	2,176	6,186
Accrued pension and other postretirement benefits	15,473	12,724
Deferred frequent flyer partner revenue	7,047	8,085
Deferred revenue	39,834	5,091
Other noncurrent liabilities	8,532	3,047

Total liabilities	271,922	251,479

Commitments and contingencies (Notes 2, 5 and 9)
Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
18,108,959 shares issued in 2003 and 16,224,531 shares issued in 2002	181	162
Additional paid-in capital	45,171	32,177
Treasury stock, at cost; 707,120 shares in 2003 and 712,682 shares in 2002	(15,578)	(15,644)
Retained earnings	94,765	108,043
Cumulative other comprehensive (loss) income	(222)	389

Total shareholders' equity	124,317	125,127

Total liabilities and shareholders' equity	$396,239	$376,606

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(DOLLARS IN THOUSANDS)

	2003	2002	2001
Operating activities:
Net loss	$(13,278)	$(10,552)	$(14,918)
Items not involving the use of cash:
Depreciation and amortization	20,910	21,165	20,945
Deferred income taxes	(10,483)	1,640	1,197
Impairment loss	--	29,911	8,839
Other, net	29,158	(9,789)	4,059

Changes in operating assets and liabilities:
Accounts receivable	6,104	9,906	(3,777)
Inventories	940	318	420
Prepaid expenses	1,364	(2,124)	270
Restricted cash	(10,989)	(15,067)	--
Accounts payable	(1,820)	(10,462)	9,648
Deferred frequent flyer partner revenue	(1,886)	381	2,183
Accrued liabilities	844	2,439	(5,942)
Unearned revenue	(8,737)	10,756	315
Accrued pension	2,527	2,356	2,459
Air traffic liability	1,059	(4,509)	(428)

Net cash provided by operating activities	15,713	26,369	25,270

Investing activities:
Capital expenditures	(13,591)	(6,744)	(58,171)
Aircraft purchase deposits and pre-delivery progress pa(21,528)	(47,997)	(1,600)
Aircraft purchase deposits returned	36,371	--	--
Proceeds from sale of property and equipment	2,099	1,626	1,745
Other, net	(389)	(2,166)	(549)

Net cash provided by (used in) investing activities	2,962	(55,281)	(58,575)

Financing activities:
Proceeds from debt issuance, net	23,536	--	--
Funding of pre-delivery progress payments	19,816	36,938	--
Proceeds from sale/leaseback transaction, net	10,063	--	10,500
Funds received from private equity placement	7,532	20,470	--
Proceeds from aircraft financing	--	--	35,080
Return of pre-delivery progress payments	(30,208)	--	--
Note payable, net	(5,500)	(32,500)	18,000
Other, net	2,855	(1,421)	945

Net cash provided by financing activities	28,094	23,487	64,525

Net increase (decrease) in cash and cash equivalents	46,769	(5,425)	31,220
Cash and cash equivalents, beginning of period	41,498	46,923	15,703

Cash and cash equivalents, end of period	$88,267	$41,498	$46,923

Supplemental non-cash activities:
Non-cash incentives	$28,699	$1,500	$2,156
Aircraft sale/leaseback	7,058	--	--
Moratorium note payable to lenders	7,283	--	--
Stock warrants to lenders	4,772	--	--
Supplemental cash flow information:
Cash (received) paid for:
Income taxes*	$(9,042)	$(9,933)	$(8,608)
Interest	1,355	3,268	2,692
Supplemental schedule of investing activities:
Accrued capital expenditures	$745	$2,014	$637

* Included in taxes paid are amounts paid to Kimberly-Clark in accordance with the Tax Agreement totaling $0 in 2003, $0 in 2002 and $1,689

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(DOLLARS IN THOUSANDS)

	Common Stock, $.01 par value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Cumulative Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances at December 31, 2000	$145	$11,609	($ 15,991)	$133,513	--	$129,276
Net loss	--	--	--	(14,918)	--	(14,918)
Issuance of common stock upon exercise
of stock options and related tax benefits	--	23	182	--	--	205
Other	--	70	103	--	--	173

Balances at December 31, 2001	145	11,702	(15,706)	118,595	--	114,736
Comprehensive loss:
Net loss	--	--	--	(10,552)	--	(10,552)
Other comprehensive income – fuel hedges	--	--	--	--	389	389

Total comprehensive loss	--	--	--	--	--	(10,163)
Issuance of 1,675,000 shares of common stock
for private equity placement (net of issuance costs
of $1,456)	17	20,453	--	--	--	20,470
Other	--	22	62	--	--	84

Balances at December 31, 2002	162	32,177	(15,644)	108,043	389	125,127
Comprehensive loss:
Net loss	--	--	--	(13,278)	--	(13,278)
Other comprehensive loss:
Fuel hedge	--	--	--	--	(389)
Additional minimum pension liability	--	--	--	--	(222)	(611)

Total comprehensive loss	--	--	--	--	--	(13,889)
Issuance of common stock upon exercise
of stock options and related tax benefits	--	4	--	--	--	4
Issuance of 965,318 stock options	--	756	--	--	--	756
Issuance of 1,571,467 stock warrants	--	4,772	--	--	--	4,772
Issuance of 1,882,353 shares of common stock
for private equity placement (net of issuance costs
of $468)	19	7,513	--	--	--	7,532
Other	--	(51)	66	--	--	15

Balances at December 31, 2003	$181	$45,171	($ 15,578)	$94,765	($ 222)	$124,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 1. BASIS OF PRESENTATION AND BUSINESS

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Midwest Air Group, Inc. (the “Company”), formerly known as Midwest Express Holdings, Inc., and its subsidiary, which is wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
Midwest Air Group, Inc. has two separate operating entities, Midwest Airlines, Inc. (“Midwest Airlines”), formerly known as Midwest Express Airlines, Inc., and Skyway Airlines, Inc., a wholly owned subsidiary of Midwest Airlines, doing business as Midwest Connect (“Midwest Connect”), formerly known as Astral Aviation, Inc. Midwest Airlines, a wholly owned subsidiary of the Company, is a U.S. air carrier providing scheduled passenger service to destinations in the United States. Midwest Airlines also provides aircraft charter, air cargo and other airline services. Midwest Connect provides regional scheduled passenger service to cities primarily in the Midwest.

NOTE 2. ACCOUNTING POLICIES

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America. Significant policies are described below.

Cash and Cash Equivalents
The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. They are carried at cost, which approximates market. Cash is primarily held at three financial institutions.

Inventories
Inventories consist primarily of aircraft maintenance parts, maintenance supplies and fuel stated at the lower of cost on the first-in, first-out (FIFO) method (for Midwest Airlines), average cost (for Midwest Connect) or market, and are expensed when used in operations.

Property and Equipment
Property and equipment are stated at cost and are depreciated on the straight-line method applied to each unit of property for financial reporting purposes and by use of accelerated methods for income tax purposes. Aircraft are depreciated to estimated residual values, and any gain or loss on disposal is reflected in income.

The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Life
Aircraft and related equipment	10 to 20 years
Other equipment	5 to 8 years
Office furniture and equipment	5 to 20 years
Buildings	40 years
Building and leasehold improvements	Lesser of 20 years or remaining
life of building or lease

Restricted Cash
Restricted cash pertains primarily to cash that is due the Company for advance credit card ticket purchases, which under the terms of the agreement with the credit card processor is held by the credit card processor until travel takes place; this restricted cash earns a market rate of interest and is held primarily at one financial institution. Other restricted cash pertains to deposits related to, among other things, worker’s compensation policies and the Milwaukee County guarantee.

Other Assets
Other assets primarily consist of airport leasehold rights, capitalized software and credits from aircraft manufacturers.

Impairment of Long-Lived Assets
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The amount of any impairment is based upon the fair market value of the related asset.

During second quarter 2001, the Company decided to accelerate the retirement of eight Midwest DC-9-10 aircraft. In connection with this decision, the Company performed evaluations to determine whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, resulting in impairment. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in an $8.8 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

During first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Airlines in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company again performed evaluations to determine whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in an additional impairment. Consequently, in the first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives of such assets were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Revenue Recognition
Passenger revenue, related commissions (if any) and cargo revenues are recognized in the period when the service is provided. A portion of the revenue from the sale of frequent flyer miles is deferred and recognized straight-line over 32 months. Contract maintenance revenue is recognized when work is completed and invoiced. The estimated liability for sold, but unused, tickets is included in current liabilities as air traffic liability. The amount of commissions associated with unearned revenue is included in current assets as prepaid commissions. After 13 months, any sold, but unused, tickets are recognized in revenue and any related commission expense is recorded.

Advertising Expense
Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $5.7 million, $7.6 million and $6.9 million, respectively.

Concentrations of Risk
Certain of the Company’s employees are covered under various collective bargaining agreements. The Midwest Airlines pilot, Midwest Connect pilot and Midwest Airlines flight attendant groups all ratified five-year contracts in August 2003. These contracts represent 8%, 12% and 12%, respectively, of the Company’s employees at December 31, 2003. The Company operates approximately 88% of its flights and earns approximately 82% of its passenger revenue based on Milwaukee-originating or Milwaukee-arriving flights; thus, the Company is impacted by the economy of the Milwaukee area.

Fair Value of Financial Instruments
The Company believes the carrying value of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate. The carrying value of derivative instruments has been marked to market based on the fair value of similar instruments as of the balance sheet date. As of December 31, 2003, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003 and therefore all debt reflects the current fair value at December 31, 2003.

Maintenance and Repair Costs
Routine maintenance and repair costs for owned and leased aircraft are charged to expense when incurred. Midwest Airlines expenses airframe maintenance costs as they are incurred. Midwest Connect accrues for major airframe maintenance events for the regional jet fleet by flight hour on a monthly basis. Airframe maintenance events for the Midwest Connect turboprop fleet are expensed as incurred.

Substantially all of Midwest Airlines’ and Midwest Connect’s engines are under fleet hour agreements and therefore engine maintenance is expensed as incurred.

Frequent Flyer Program
A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized straight-line over 32 months. The Company believes the method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with miles earned by travel under the Company’s frequent flyer program is accrued based on an estimated redemption percentage of 76% applied to actual mileage recorded in members’ accounts that have accumulated miles equal to or greater than the standard travel award. The ultimate cost will depend on the actual redemption of frequent flyer miles and may be greater or less than amounts accrued at December 31, 2003.

Postretirement Health Care and Life Insurance Benefits
The costs of health care and life insurance benefit plans for retired employees are accrued over the working lives of employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes (“SFAS 109”).” SFAS No. 109 requires that deferred income taxes be determined under the asset and liability method. Deferred income taxes have been recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to differences between the financial reporting and the tax bases of assets and liabilities.

Leases
Rental obligations under operating leases for aircraft, facilities and equipment are charged to expense on the straight-line method over the term of the lease.

Derivative Instruments and Hedging Activities
The Company periodically utilizes option contracts to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company’s financial risk management policy. This policy was adopted by the Company to document the Company’s philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At December 31, 2002, the Company had options in place to hedge approximately 20% and 15% of its projected fuel purchases in the first quarter and second quarter of 2003, respectively. These contracts expired at various dates through June 30, 2003. At December 31, 2002, the options were valued at $1.0 million and are included in other prepaid expense in the consolidated balance sheet. The value of any options is determined using estimates of fair market value provided by major financial institutions. At December 31, 2003, the Company had no options for current or future periods.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. The Company reclassified $1.1 million and $1.5 million to the income statement in 2003 and 2002, respectively, as an offset to fuel expense when the hedges expired.

Stock Options
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued to employees.

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

New Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which requires issuers to classify as liabilities certain classes of freestanding financial instruments (instruments that are entered into separately from other instruments or transactions, or are legally detachable and separately exercisable) that represent obligations of the issuer. SFAS No. 150 is effective for all public company freestanding financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150, which was effective for the Company on July 1, 2003, did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities.”

If an entity is determined to be a variable interest entity, the entity must be consolidated by the “primary beneficiary.” The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns.

FIN 46 initially applied to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtained an interest after that date. In October 2003, the FASB deferred the effective date of FIN 46 to December 31, 2003 for all interests in variable interest entities existing prior to January 31, 2003. In December 2003, the FASB issued a revised interpretation to clarify provisions of the original interpretation and to exempt certain entities from its requirements. The Company has evaluated the impact of FIN 46 as it relates to its operations, and believes the adoption did not have a material impact on its financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-1”), that allows sponsors to elect to defer recognition of the effects of the Act to await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. In accordance with FSP No. 106-1, the Company has elected to defer recognition of the effects of the Act. When guidance is issued, it could require a change in previously reported information. Accordingly, the financial statements do not reflect the effects of the Act.

NOTE 3. PROPERTY AND EQUIPMENT

As of December 31, 2003 and 2002, property and equipment consisted of the following (in thousands):

	2003	2002
Flight equipment	$256,434	$284,027
Other equipment	15,511	15,381
Buildings and improvements	12,995	25,534
Office furniture and equipment	19,927	18,971
Construction in progress	3,568	17,080

	308,435	360,993
Less accumulated depreciation	(115,630)	(136,429)

Property and equipment, net	$192,805	$224,564

The Company has recorded capitalized interest of $1.1 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively.

NOTE 4. LEASES

The Company leases aircraft, terminal space, office space and warehouse space. Future minimum lease payments required under operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003 were as follows (in thousands):

Year ended December 31,
2004	$ 43,248
2005	40,331
2006	38,989
2007	36,931
2008	35,341
2009 and thereafter	413,071

As of December 31, 2003, Midwest had 19 jet aircraft in service financed by operating leases. These leases have expiration dates ranging from 2004 through 2023 and can generally be renewed, based on the fair market value at the end of the lease term, for one to four years. Most of the leases include purchase options at or near the end of the lease term at fair market value.

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of December 31, 2003, the amount of unused credit memos totaled $10.1 million and is recorded as Other Assets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the leases.

As of December 31, 2003, Midwest Connect’s 14 turboprop aircraft were financed under operating leases with a lease term of 12 years and an expiration date of 2008. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

In the fourth quarter 1999, the Company entered into lease agreements to finance the acquisition of five Fairchild 328JETs. The leases run for a term of 16.5 years, with expiration of all leases occurring in 2016. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

On April 23, 2001, the Company completed a $6.3 million financing of a new maintenance facility for Midwest Connect located at General Mitchell International Airport. Occupancy of the new maintenance facility began in February 2002. The facility is financed by 32-year, tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility and guarantor of principal and interest payments. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

In October 1998, Midwest moved into a newly constructed maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport. To finance the $7.9 million project, the City of Milwaukee issued variable-rate demand industrial development revenue bonds. The Company’s variable rent payments are based on the current interest rate of the City of Milwaukee’s outstanding tax-exempt bonds over the 32-year lease term. Milwaukee County is the owner and guarantor of principal and interest payments.

Rent expense for all operating leases, excluding landing fees, was $47,889,000, $40,723,000 and $39,021,000 for 2003, 2002 and 2001, respectively.

During 2003, the Company recorded $5.0 million (pre-tax) of aircraft lease expense for seven leased DC-9 aircraft removed from Midwest Airlines service during the year. These non-cash expenses were included in the aircraft rentals line of the Company’s statements of operations. The expense reflects future obligations for these aircraft following their out-of-service dates. The Company has three additional DC-9 leased aircraft that it plans to remove from service by April 2004. The Company expects to record an additional non-cash charge of $1.6 million (pre-tax) in accordance with SFAS No. 146 in relation to these aircraft. The remaining lease payments on these aircraft are reflected in the lease payment table above.

NOTE 5. FINANCING AGREEMENTS

Credit Card Holdback
The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. Credit card processors have financial risk associated with tickets purchased for travel because although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). As of December 31, 2003, the retained cash amount was 100% of the credit card processor’s risk exposure, or approximately $20.9 million. This became effective in conjunction with an agreement, executed August 29, 2003, to extend the credit card processing agreement to February 28, 2004. (Subsequently, the Company and the credit card processor agreed to a two-week extension to complete a new agreement. The Company expects that it will be able to renew the agreement with the current processor by the expiration of the two-week extension.) The August 2003 extension included an increase in processing fees and release of a second priority lien that exists on substantially all non-aircraft personal property of the Company and certain aircraft, and of a third priority lien on the Company’s headquarters facility. The Company also has agreements with American Express, Diners Club and Discover. As of December 31, 2003, American Express had retained cash related to credit card processing totaling $1.0 million. If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of the processors (other than amounts under holdback) as of February 2004 was approximately $6.4 million.

Credit Facility
On August 29, 2003, the Company amended the agreement relating to its bank credit facility to extend the existing credit facility to November 26, 2003. In addition to the extension, the amendment to the credit facility waived certain defaults that occurred prior to the amendment, removed certain financial covenants, and modified a requirement that the Company maintain a minimum amount of unrestricted cash. The amendment gave the Company additional time to seek long-term financing while maintaining its existing letters of credit issued under the credit facility. As of December 31, 2003, the Company had repaid all borrowings under the bank credit facility. As of December 31, 2002, the Company had outstanding borrowings under the facility of $5.5 million.

In October 2003, the Company completed a transaction with Milwaukee County, Racine County and the State of Wisconsin that reduced the amount of letters of credit outstanding under the credit facility to approximately $1.1 million.

Aircraft
Three 328JETs were originally financed for a 32-month period beginning in 2001 at fixed rates of interest ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. The loans were scheduled to come due in August and November 2003 and January 2004, respectively. As part of the aircraft lease and loan restructuring that occurred in third quarter 2003, the loans were extended to July 2013 at a fixed rate of interest of 4.0%.

In June 2001, one MD-80 series aircraft was debt-financed for approximately $8.1 million for seven years at a fixed interest rate of 7.39%. As part of the aircraft lease and loan restructuring that occurred in third quarter 2003, a sale and leaseback was completed that resulted in the Company leasing the aircraft through February 2013.

In the second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines entered into the loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing. To date, Midwest Airlines has made pre-delivery progress payments of $37.4 million for the Boeing 717 aircraft program. As of December 31, 2003, Midwest Airlines owed $26.5 million under the loan agreement. Under a financing commitment between Midwest Airlines and Boeing Capital Corporation (“BCC”), at each aircraft delivery BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and then leases the aircraft to Midwest Airlines. At that time, BCC reimburses Midwest Airlines in full for the pre-delivery progress payments Midwest Airlines has made. To the extent Midwest Airlines originally funded such payments through KfW, Midwest Airlines uses the amounts reimbursed to repay the related debt to KfW. To the extent Midwest Airlines originally funded such payments with operating cash, the amounts reimbursed represent available cash. The loan balance above reflects the net effect of pre-delivery progress payments and delivery reimbursements as of December 31, 2003. Interest accrues from the date of borrowing to the aircraft delivery date, and is included in the final purchase price as capitalized interest. The interest rate on borrowings under the agreement is LIBOR plus 195 basis points. This debt has been classified as long-term in the accompanying condensed consolidated balance sheet. There are no financial covenants associated with this debt obligation.

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

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company’s subsidiaries delivered subordinated promissory notes (the “Basic Moratorium Notes”) to the lessors and lenders. Each of the Basic Moratorium Notes was delivered pursuant to an agreement to amend the existing lease or financing agreements. Each of the Basic Moratorium Notes constitutes payment in full for regularly scheduled amounts due under such lease and financing agreements that Midwest Airlines or Skyway Airlines failed to pay to the lessor(s) or lender(s) during the Company’s payment moratorium from February 28, 2003 through August 30, 2003. The aggregate principal amount of the Basic Moratorium Notes is $7,533,000. Principal and interest on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments commencing in July 2004. The Basic Moratorium Notes bear interest at 10% per annum beginning June 30, 2004.

Headquarters
In August 1997, the Company purchased its headquarters building, which it had previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. The mortgage had an interest rate of 8.25% and was payable in monthly installments through April 2011. In November 2003, the Company completed a sale and leaseback of the headquarters buildings. The initial lease term is 15 years with options to renew the lease for four successive five-year periods at fair market value lease rates. Monthly payments increase by approximately 5.6% for years 6-10 and another 7.0% for years 11-15; however, the payments are recorded on the straight-line basis over the life of the lease. A portion of the proceeds was used to pay off the outstanding mortgage.

Convertible Debt
On September 29, 2003, the Company entered into agreements under which it raised financing of approximately $33 million (net proceeds approximated $31.1 million, after commissions and expenses). The financing included two components: the sale of $25 million in convertible senior secured notes and the sale of 1,882,353 shares of the Company’s common stock for an aggregate purchase price of approximately $8 million. The equity transaction is discussed more fully in Note 7. Most of the Company’s assets, including aircraft, spare parts and landing slots, were pledged as security to the convertible note holders. The Company sold the convertible senior secured notes and the common stock in private placements to certain qualified institutional investors and accredited investors.

The convertible senior secured notes bear interest at 6.75% and mature on October 1, 2008. The notes are secured by certain assets of the Company and its subsidiaries in accordance with a Security Agreement and by a Mortgage granted by Midwest Connect. The notes are generally convertible at any time at the option of the note holders into shares of common stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. The note holders may not convert any portion of the outstanding and unpaid principal of the notes to the extent that, after giving effect to such conversion, the note holder (together with such note holder’s affiliates) would beneficially own in excess of 4.99% or 9.99%, as the case may be for the respective note holder, of the number of shares of common stock outstanding immediately after giving effect to such conversion. A note holder may waive the 4.99% limitation with such waiver being effective on the 61st calendar day after the Company receives notice of the waiver.

The terms of the agreements specify that the Company is subject to certain operating restrictions that, among other things, limit the Company’s ability to sell assets and make loans. In addition, the Company may not, except as required under certain contracts, plans or arrangements, redeem, declare or pay any cash dividends or distributions on common stock without the consent of the note holders. The agreements require the Company to maintain a minimum monthly unrestricted cash balance of $37.5 million. In addition, the agreements also specify customary events of default for debt securities of this type, including, among others, failure to make payments when due, breaches of covenant, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and insolvency defaults, and unsatisfied judgment defaults. If the Company breaches a covenant, some or all of the convertible notes may be subject to redemption.

Future maturities of long-term debt on all debt obligations, including the Basic Moratorium Note, debt related to the 328JET aircraft and the convertible notes for the next five years are as follows (in thousands):

Year ended December 31,
2004	$ 1,369
2005	3,055
2006	3,342
2007	2,168
2008	793
2009 and thereafter	44,658

NOTE 6. NET LOSS PER SHARE

Reconciliations of the numerator and denominator of the basic and diluted net loss per share computations are summarized as follows (in thousands, except per share amounts):

	2003	2002	2001
Net Loss Per Share - Basic:
Net loss (numerator)	$(13,278)	$(10,552)	$(14,918)

Weighted average shares outstanding (denominator)	15,702	14,734	13,829

Net loss per share - basic	$(0.85)	$(0.72)	$(1.08)

Net Loss Per Share - Diluted: (3)
Net loss (numerator)	$(13,278)	$(10,552)	$(14,918)

Weighted average shares outstanding (denominator)	15,702	14,734	13,829
Effect of dilutive securities:
Stock options (1)	--	--	--
Shares issuable under the 1995 Stock Plan
for Outside Directors (2)	--	--	--

Weighted average shares outstanding assuming
dilution (denominator)	15,702	14,734	13,829

Net loss per share - diluted	$(0.85)	$(0.72)	$(1.08)

(1)	Stock options outstanding under the 1995 Stock Option Plan and 2003 All-Employee Stock Option Plan of 37 and 30, respectively, were excluded from the 2003 and 2002 calculation as their effect was anti-dilutive.
(2)	Shares issuable under the 1995 Stock Plan for Outside Directors of 22 and 15, respectively, were excluded from the 2003 and 2002 calculation as their effect was anti-dilutive.
(3)	Shares issuable of 0 and 0 under the warrant and convertible debt agreements were not included in the above calculation as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The warrants expire in August 2013. None of the warrants had been exercised as of December 31, 2003.

NOTE 7. SHAREHOLDERS’ EQUITY

During second quarter 2002, the Company generated gross proceeds of $21.9 million through the private placement of 1,675,000 shares of the Company’s common stock to qualified institutional investors at $13.09 per share. Net proceeds, after commissions and expenses, of $20.5 million were used to reduce indebtedness and provide general working capital.

During fourth quarter 2003, the Company generated gross proceeds of $8.0 million through the private placement of 1,883,353 shares of the Company’s common stock to qualified institutional investors at $4.25 per share. Net proceeds, after commissions and expenses, of $7.5 million were used to reduce indebtedness and provide general working capital.

In 1996, the Board of Directors adopted a shareholder rights plan and made a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. As a result of the 3-for-2 stock splits effected in May 1997 and 1998, four-ninths of a Right is now associated with each share of common stock. The Rights are exercisable only if a person or entity acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. Each Right initially entitles its holder to purchase one one-hundredth share of the Company’s Series A Preferred Stock at an exercise price of $100, subject to adjustment. If a person or entity acquires 15% or more of the Company’s common stock, then each Right will entitle the holder to purchase, at the Right’s then-current exercise price, Company common stock valued at twice the exercise price. The Board of Directors is also authorized to reduce the 15% threshold to not less than 10%. The Rights expire in 2006.

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The weighted average fair value of the warrants at the grant date was $2.89. The warrants expire in August 2013. None of the warrants had been exercised as of December 31, 2003. The assumptions used to calculate the fair value of the warrants were comparable to the weighted average assumptions used to calculate the fair value of options issued under the Company’s stock option plans under SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of common stock. An aggregate of 2,548,900 shares of common stock is reserved for issuance under the Plan, of which 347,003 shares are available for future grants at December 31, 2003. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of common stock. An aggregate of 1,551,741 shares of common stock is reserved for issuance under the Plan, of which 586,423 shares are available for future grants at December 31, 2003. Granted options for non-represented employees become exercisable at the rate of 33?% immediately upon the date of grant, 33?% after the first year and the remaining 33?% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33?% of the options allocated to a represented group become exercisable immediately upon the date of grant. All options granted under this Plan will expire no later than August 21, 2013.

Transactions with respect to the Plans where the exercise price was equal to the market price on the date of grant have been adjusted to reflect the effect of the two stock splits and are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2000	1,064,965	$22.63
Granted	353,075	18.21
Exercised	(15,750)	10.32
Forfeited	(6,490)	25.93

Options outstanding at December 31, 2001	1,395,800	21.63
Granted	388,554	18.24
Exercised	--	--
Forfeited	(47,323)	24.24

Options outstanding at December 31, 2002	1,737,031	20.80
Granted	336,700	3.38
Exercised	--	--
Forfeited	(62,459)	16.47

Options outstanding at December 31, 2003	2,011,272	18.02

Transactions with respect to the Plans where the exercise price was less than the market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2000	--	$--
Options outstanding at December 31, 2001	--	--
Options outstanding at December 31, 2002	--	--
Granted	965,318	2.89
Exercised	(2,075)	2.89
Forfeited	(5,420)	2.89

Options outstanding at December 31, 2003	957,823	2.89

Options exercisable with their weighted average exercise price as of December 31, 2003, 2002 and 2001 for options where the exercise price was equal to the market price on the date of grant were: 1,309,985 options at $21.58, 1,025,027 options at $22.08, and 769,055 options at $21.71, respectively.

Options exercisable with their weighted average exercise price as of December 31, 2003, 2002 and 2001 for options where the exercise price was less than the market price on the date of grant were: 491,364 options at $2.89 and not applicable for 2002 and 2001.

Options exercisable at December 31, 2003 consisted of:

Exercise Price	Number of Options
$2.89	491,364
5.49	1,799
8.00	134,000
8.55	450
12.18	3,600
14.00	22,500
14.84	16,320
15.14	22,500
15.43	16,200
15.65	12,000
15.98	2,160
16.11	157,325
17.19	2,160
17.28	20,000
18.28	6,000
18.31	1,800
18.52	105,031
19.28	142,020
19.51	1,020
21.84	4,300
23.66	1,800
24.25	3,600
24.50	204,000
25.00	3,600
26.78	8,150
29.22	213,100
30.28	4,500
30.52	195,750
31.00	4,300

1,801,349

The following table summarizes information concerning options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00-$4.99	1,279,723	9.5 years	$ 3.01
$5.00-$9.99	143,000	2.2 years	7.87
$10.00-$14.99	55,700	5.2 years	14.22
$15.00-$19.99	847,572	6.7 years	17.98
$20.00-$24.99	213,700	6.1 years	24.44
$25.00-$29.99	224,850	5.2 years	29.06
$30.00-$34.99	204,550	4.2 years	30.53

Options outstanding at
December 31, 2003	2,969,095	7.3 years	$13.14

The Company has adopted the disclosure requirements of SFAS 123 as amended by SFAS No. 148. The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and its related interpretations; accordingly, no compensation cost has been reflected for the 1995 stock option plan in the consolidated financial statements. Compensation expense was recognized for the difference between the fair value and exercise price as of grant date for shares issued under the 2003 All-Employee Stock Option Plan.

Had compensation costs for the Company’s stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2002	2001
Net loss:
As reported	$(13,278)	$(10,552)	$(14,918)
Add: Total stock-based employee
compensation expense recognized,
net of related tax effect	492	--	--
Deduct: Total stock-based employee
compensation expense determined
under fair value based methods,
net of related tax effect	(2,679)	(2,150)	(1,968)

Pro forma	$(15,465)	$(12,702)	$(16,886)

Net loss per share - basic:
As reported	$(0.85)	$(0.72)	$(1.08)
Pro forma	$(0.98)	$(0.86)	$(1.22)
Net loss per share - diluted:
As reported	$(0.85)	$(0.72)	$(1.08)
Pro forma	$(0.98)	$(0.86)	$(1.22)

For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected volatility	55.3%	40.0%	37.4%
Risk-free interest rate	3.8%	3.4%	4.3%
Forfeiture rate	1.5%	1.4%	1.5%
Dividend rate	0.0%	0.0%	0.0%
Expected life in years	7.8	8.2	7.9

Based on these assumptions, the weighted average fair value of options granted in each of the last three years where the exercise price was equal to the fair market value of the stock on the grant date are: $2.11 in 2003, $9.32 in 2002, and $9.14 in 2001.

Based on these assumptions, the weighted average fair value of options granted in each of the last three years where the exercise price was less than the fair market value of the stock on the grant date are: $2.89 in 2003 and not applicable in 2002 and 2001.

NOTE 8. INCOME TAXES

The income tax credit for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	2003	2002	2001
Current provision (credit):
Federal	$3,335	$(7,323)	$(10,063)
State	--	--	104

	3,335	(7,323)	(9,959)

Deferred provision:
Federal	(10,483)	1,640	1,079
State	--	--	118

	(10,483)	1,640	1,197

Income tax credit	$(7,148)	$(5,683)	$(8,762)

A reconciliation of income taxes at the U.S. federal statutory tax rate to the effective tax rate follows:

	2003	2002	2001
Credit at statutory U.S. tax rates	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal	(2.0)	(2.0)	(3.8)
benefit
Valuation allowance	2.0	2.0	4.6
Other, net	--	--	(2.8)

Income tax credit	(35.0)%	(35.0)%	(37.0)%

Deferred tax assets and liabilities resulting from temporary differences comprise the following at December 31 (in thousands):

	2003	2002
Current deferred income tax assets
(liabilities) attributable to:
Frequent flyer	$4,695	$5,291
Accrued liabilities	4,049	2,621
Maintenance expense liability	352	1,920
Other	(434)	181

Net current deferred tax assets	$8,662	$10,013

Noncurrent deferred income tax
(liabilities) assets attributable to:
Excess book basis over tax basis of
property	$(37,287)	$(46,222)
Maintenance expense liability	793	2,289
Frequent flyer	2,466	2,992
Pension liability	3,754	3,101
Deferred revenue - new aircraft program	6,463	--
Federal net operating losses	3,831	--
State net operating losses	5,795	5,475
AMT carryforwards	2,370	5,000
Valuation allowance	(5,375)	(2,675)
Other	3,831	4,847

Net noncurrent deferred tax liabilities	$(13,359)	$(25,193)

As of December 31, 2003, the Company has state net operating losses of approximately $125 million, which will begin to expire in the year ending December 31, 2005. In 2003 and 2002, the Company recorded a valuation allowance on the state net operating losses of $2.7 million and $0.7 million, respectively, based on the Company’s best estimates. As of December 31, 2003, the Company has recorded federal net operating losses of $11.0 million, which begin to expire in 2023.

Income taxes have been settled with the Internal Revenue Service (“IRS”) for all years through 1996, and IRS examinations have been completed through 2002. As a result of the completion of the examinations, the Company will make payments of approximately $3.9 million in 2004. The Company believes adequate provision for all outstanding issues has been made for all open years.

In connection with the Company’s initial public offering in 1995 (the “Offering”), the Company, Midwest, Midwest Connect and Kimberly-Clark entered into a Tax Allocation and Separation Agreement (“Tax Agreement”). Pursuant to the Tax Agreement, the Company is treated for tax purposes as if it purchased all of Midwest’s assets at the time of the Offering, and as a result, the tax bases of Midwest’s assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. This additional basis is expected to result in increased income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company will pay to Kimberly-Clark the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit), as realized on a quarterly basis, calculated by comparing the Company’s actual taxes to the taxes that it would have owed had the increase in basis not occurred. In the event of certain business combinations or other acquisitions involving the Company, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits or carryovers of businesses other than those historically conducted by Midwest or the Company. Except for the 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax bases of Midwest’s assets. The effect of the retained 10% benefit is reflected in the consolidated financial statements as a reduction in the Company’s provision for income taxes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In February 1997, Midwest Airlines agreed to pay $9.25 million over 15 years for the naming rights to the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee that opened in July 1998. As of December 31, 2003, the Company had remaining cash payments on this commitment of $4.7 million.

In April 2002, the Company announced that it had amended its Boeing 717 aircraft order. The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million, with a remaining value of approximately $526 million relating to undelivered aircraft as of December 31, 2003. Under an amended purchase agreement, delivery of the aircraft began in February 2003 and was to continue into 2005 at a rate of one aircraft every month. In July 2003, Midwest Airlines announced that it was further amending the delivery schedule for the Boeing 717 aircraft. Midwest Airlines will now receive one aircraft per month through March 2004; subsequent deliveries will take place approximately one aircraft per quarter until all 25 aircraft on order are delivered by October 2006.

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

As a result of the restructuring of lease and debt agreements described in Note 5, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. The amount of such contingent obligation of the Company is approximately $23.2 million as of December 31, 2003.

The Company is party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company’s consolidated financial statements.

NOTE 10. SETTLEMENT OF ARBITRATION

Midwest Connect currently operates 10 32-passenger Fairchild 328JET regional jets. In September 2001, Midwest Connect settled its arbitration with Fairchild Dornier GmbH (“Fairchild”) over the cancellation of the 428JET program. In the first quarter 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement.

NOTE 11. RETIREMENT AND BENEFIT PLANS

The Company uses a December 31 measurement date for purposes of calculations of plan assets and obligations and all other related measurements.

Qualified Defined Benefit Plan
In 2003 and 2002, Midwest Airlines had one qualified defined benefit plan: the Pilot’s Supplemental Pension Plan. This plan provides retirement benefits to Midwest Airlines pilots represented by their collective bargaining agreement.

Nonqualified Defined Benefit Plans
Nonqualified defined benefit plans consist of an “Executive Supplemental Plan” and a “Pilots Nonqualified Supplemental Pension Plan.” The Executive Supplemental Plan provides annuity benefits for salary in excess of IRS salary limits that could not be applied in the qualified Salaried Employees’ Retirement Plan. The Executive Supplemental Plan was terminated as of March 31, 2000, however benefits remain frozen in this account while the Company evaluates alternatives. The other Midwest Airlines nonqualified defined benefit plan is the Pilots’ Nonqualified Supplemental Pension Plan. This plan provides Midwest Airlines pilots with annuity benefits for salary in excess of IRS salary limits that cannot be covered by the qualified Pilots’ Supplemental Pension Plan.

The following table sets forth the funded status of the plans as of December 31 (in thousands):

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2003	2002	2003	2002
Change in Benefit Obligation
Net benefit obligation at beginning of year	$13,665	$6,778	$897	$900
Service cost	924	733	2	2
Interest cost	838	665	60	55
Plan amendments	226	80	--	(80)
Actuarial loss	2,115	5,425	101	20
Benefits paid	(25)	(16)	--	--

Net benefit obligation at end of year	$17,743	$13,665	$1,060	$897

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2003	2002	2003	2002
Change in Plan Assets
Fair value of assets at beginning of year	$1,680	$545	$--	$--
Actual return on plan assets	(15)	(29)	--	--
Employer contributions	1,743	1,180	--	--
Gross benefits paid	(25)	(16)	--	--

Fair value of plan assets at end of year	$3,383	$1,680	$--	$--

Funded status at end of year	$(14,360)	$(11,985)	$(1,060)	$(897)
Unrecognized net actuarial loss	8,707	6,543	118	12
Unrecognized prior service cost	3,299	3,383	99	108

Accrued benefit liability	$(2,354)	$(2,059)	$(843)	$(777)

Weighted-average assumptions
Discount rate	6.00%	6.75%	6.00%	6.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	5.44%	5.44%	4.50%	4.50%

Amounts recognized in the balance sheet consist of:

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2003	2002	2003	2002
Amounts recognized in the balance sheet
Accrued benefit liability	$(2,354)	$(2,059)	$(843)	$(777)
Additional minimum liability	--	--	(222)	--
Intangible asset	--	--	--	--
Accumulated other comprehensive income	--	--	222	--

Net amount recognized at end of year	$(2,354)	$(2,059)	$(843)	$(777)

The accumulated benefit obligation for all defined benefit pension plans was $5.5 million and $3.9 million at December 31, 2003 and 2002, respectively.

	December 31
	2003	2002
Projected benefit obligation	$18,803	$14,562
Accumulated benefit obligation	5,538	3,897
Fair value of plan assets	3,383	1,680

The net periodic benefit cost of benefit pension plans for the years ending December 31, 2003, 2002 and 2001, respectively, includes the following (in thousands):

	Midwest Qualified Defined Benefit Plans			Midwest Nonqualified Defined Benefit Plans
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$924	$733	$539	$ 2	$ 2	$ 7
Interest cost	838	665	443	60	55	60
Expected return on assets	(233)	(95)	(19)	--	--	--
Amortization of:
Prior service cost	310	295	289	9	9	16
Actuarial loss (gain)	199	140	--	(5)	(9)	(7)

Total net periodic benefit cost	$2,038	$1,738	$1,252	$ 66	$ 57	$ 76

Assumptions for the above table include a discount rate of 6.00%, 6.75% and 7.75% for 2003, 2002 and 2001, respectively. The rate of compensation increase for all qualified defined benefit plans was 5.44% for 2003, 2002 and 2001. The rate of compensation increase for all nonqualified defined benefit plans was 4.38% for 2003, 2002 and 2001. The expected return on plan assets for all defined benefit plans was 9.00% for 2003, 2002 and 2001.

The Company offers severance arrangements to certain Midwest Airlines pilots. The liability under this plan at December 31, 2003 was $4.5 million.

Postretirement Health Care and Life Insurance Benefits

Midwest Airlines allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally non-contributory for current retirees, and are contributory for most future retirees.

The following table sets forth the status of the plans as of December 31, 2003 and 2002 respectively (in thousands):

	2003	2002
Change in Benefit Obligation
Net benefit obligation at beginning of year	$8,381	$5,889
Service cost	750	662
Interest cost	561	497
Plan amendments	--	(521)
Actuarial loss	1,157	1,877
Gross benefits paid	(72)	(23)

Net benefit obligation at end of year	$10,777	$8,381

Change in Plan Assets
Fair value of assets at beginning of year	$--	$--
Employer contributions	72	23
Gross benefits paid	(72)	(23)

Fair value of plan assets at end of year	$--	$--

Funded status at end of year	$(10,777)	$(8,381)
Unrecognized net actuarial loss	3,982	2,908
Unrecognized prior service credit	(461)	(491)

Accrued benefit liability recognized at
end of year	$(7,256)	$(5,964)

Weighted-average assumptions
Discount rate	6.00%	6.75%
Rate of compensation increase	4.38%	4.38%

The net periodic benefit cost of postretirement health care and life insurance benefits for the years ending December 31, 2003, 2002 and 2001, respectively includes the following (in thousands):

	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$ 750	$ 662	$ 573
Interest cost	561	497	389
Amortization of:
Prior service costs	(30)	(30)	--
Actuarial loss	81	70	10

Total net periodic benefit cost	$ 1,362	$ 1,199	$ 972

Assumptions for the above table include a discount rate of 6.75%, 7.25% and 7.75% for 2003, 2002 and 2001, respectively. The rate of compensation increase was 4.38% for 2003, 2002 and 2001. As the Company is in an unfunded position for this plan, there is no expected return on plan assets. A 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease 1% per year to 5.00% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect to the financial statements.

The preset limit on the Company’s annual payment toward retiree healthcare has been reached; all costs above this preset cap are paid by retirees.

Plan Assets

The asset allocation for the Company’s U.S. pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these plans is $3,383,134 and $1,680,382 at the end of 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 9.00% in 2003 and 9.00% in 2002. On a go-forward basis, the expected rate of return will be 8%.

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments; this adjustment takes into account consideration from the actuary regarding long-term market conditions and investment management performance.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation for 2004	2003	2002
Equity securities	75%	69%	0%
Fixed income	25%	31%	100%
Cash and cash equivalents	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

Plan Investment Strategy

The Qualified Plan has a Fiduciary Committee that oversees the investment of the assets of the Plan. The Fiduciary Committee has created an investment policy for the assets of the Plan. The basic investment strategy for plan assets provide that over the investment horizon established in the policy, it is expected that the aggregate Plan assets will meet or exceed:

•	An absolute annual rate of return of 8%, based on the blended weighted-average return on equity and fixed income securities based on the target allocation.
•	An absolute real return (excess of inflation) of 5%.
•	The return of a balanced market index comprised of 75% S&P 500 Stock Index and 25% Lehman Brothers Intermediate Government/Credit Bond Index.

The investment goals above are the objectives of the aggregate Plan, and are not meant to be imposed on each investment account (if more than one account is used). The goal of each investment manager, over the investment horizon, shall be to:

•	Meet or exceed the market index, or blended market index, selected and agreed upon by the Plan Fiduciary Committee that most closely corresponds to the style of investment management.
•	Display an overall level of risk in the portfolio that is consistent with the risk associated with the benchmark specified above. Risk will be measured by the standard deviation of quarterly returns.

Specific investment goals and constraints for each investment manager are incorporated as part of the investment policy.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans follows:

Employer Contributions (in thousands)	Pension Benefits	Other Benefits
2004 (expected) to plan trusts	1,565	--
2004 (expected) to plan participants	--	72

Qualified Defined Contribution Plans
Midwest Airlines makes monthly contributions to substantially all employees’ accounts under the Retirement Account Plan. Company contributions vary based on the age of the employee. In addition, under the Retirement Account Plan, some employees who were participants in the terminated Midwest Airlines Pension Plan on March 31, 2000 may receive additional transition benefits each year.

Company contributions under the Retirement Account Plan are limited to the extent required by tax provisions. To the extent contributions to the Retirement Account Plan are limited under tax law, any excess will be paid pursuant to supplemental retirement arrangements. The amounts expensed and reflected in the accompanying consolidated statements of operations were $3.8 million, $4.2 million and $4.6 million, in 2003, 2002 and 2001, respectively.

The Company has two voluntary defined contribution investment plans covering substantially all employees. Under these plans, the Company matches a portion of an employee’s contributions if certain thresholds are met. Amounts expensed and reflected in the accompanying consolidated statements of operations were $0.1 million, $0.2 million and $2.0 million in 2003, 2002 and 2001, respectively. Effective October 1, 2001, Midwest Airlines temporarily suspended matching contributions to its 401(k) program following the events of September 11. In 2002, Midwest Airlines reinstated matching contributions using a targeted profitability measure. Midwest Connect matches 25% of employee contributions up to 10% of an employee’s salary. In addition, Midwest Connect will increase matching contributions above that level if targeted profitability measures are met.

Profit Sharing Plans
The Company has three profit sharing plans: an employee profit sharing plan for substantially all employees of Midwest Airlines, an employee profit sharing plan for substantially all employees of Midwest Connect, and an Annual Incentive Plan for key management employees. Company contributions for all plans are based primarily on achieving specified levels of profitability. The Company expensed $0, $0 and $0 under these plans during 2003, 2002 and 2001, respectively. During 2003, the Company announced an income-sharing plan that replaces these plans.

NOTE 12. SEGMENT REPORTING

Midwest Airlines and Midwest Connect constitute the two reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. No single customer accounted for more than 10% of revenue. The accounting policies of the reportable segments are the same as those described in Note 2.

As of December 31, 2003, Midwest Airlines offered jet service to 23 destinations throughout the United States. As of December 31, 2003, Midwest Airlines operated a fleet of 28 aircraft – 4 DC-9s, 11 MD-81/82s, two MD-88s and 11 Boeing 717s.

Midwest Connect offers point-to-point service in select markets and increases traffic for Midwest Airlines by providing passengers with connecting service to Midwest Airlines’ flights. As of December 31, 2003, Midwest Connect operated a fleet of 14 Beech 1900D turboprop aircraft and 10 Fairchild 328JETs.

Revenue for passengers who travel on both carriers within a single itinerary is allocated to each entity based on a formula that is dependent on the fare type paid by the passenger. There were 207,084, 182,095 and 166,380 passengers in 2003, 2002 and 2001, respectively, under the aforementioned pricing agreement.

Although Midwest Connect is independent from an operational perspective, Midwest Airlines performs a number of services for Midwest Connect including, but not limited to, aircraft scheduling, pricing, reservations, yield management, advertising and fuel procurement. Midwest Connect is charged a marketing service fee for these services – 8.3%, 8.3% and 8.3% of the revenue for passengers who travel exclusively on Midwest Connect and approximately $1.16, $1.16 and $1.16 per passenger for passengers who connect between the carriers for the years ended December 31, 2003, 2002 and 2001, respectively. These service charges comprise a majority of the intercompany revenue and expense between the two segments.

Midwest Airlines also performs treasury functions for Midwest Connect, including centrally controlling cash. Midwest Connect earns interest income at market rates for any cash managed by Midwest Airlines. This interest income comprises the intercompany interest income and expense shown as eliminations in the following information. The total asset elimination consists primarily of the intercompany payable and receivable balances.

Reportable segments, as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

2003	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$319,242	$69,854	$(5,148)	$383,948
Operating loss	(22,799)	(7,665)	--	(30,464)
Depreciation and amortization expense	16,774	4,136	--	20,910
Interest income	1,154	--	(152)	1,002
Interest expense	2,265	274	(152)	2,387
Loss before income tax credit	(12,942)	(7,484)	--	(20,426)
Income tax credit	(4,529)	(2,619)	--	(7,148)
Net loss	(8,413)	(4,865)	--	(13,278)
Total assets	356,498	65,373	(25,632)	396,239
Capital expenditures (including purchase
deposits on flight equipment)	34,352	767	--	35,119
2002	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$359,374	$73,079	$(5,479)	$426,974
Operating loss	(47,529)	(6,729)	--	(54,258)
Depreciation and amortization expense	17,312	3,853	--	21,165
Impairment loss	29,911	--	--	29,911
Interest income	1,346	1	(114)	1,233
Interest expense	2,951	114	(114)	2,951
(Loss) income before income tax (credit)
provision	(48,924)	32,689	--	(16,235)
Income tax (credit) provision	(17,124)	11,441	--	(5,683)
Net (loss) income	(31,800)	21,248	--	(10,552)
Total assets	324,121	68,470	(15,985)	376,606
Capital expenditures (including purchase
deposits on flight equipment)	53,614	1,127	--	54,741
2001	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$395,335	$67,304	$(5,197)	$457,442
Operating loss	(32,820)	(5,224)	--	(38,044)
Depreciation and amortization expense	18,221	2,724	--	20,945
Impairment loss	8,839	--	--	8,839
Interest income	1,793	--	(749)	1,044
Interest expense	2,984	749	(749)	2,984
Loss before income tax credit	(19,227)	(4,453)	--	(23,680)
Income tax credit	(7,114)	(1,648)	--	(8,762)
Net loss	(12,113)	(2,805)	--	(14,918)
Total assets	338,322	52,747	(33,698)	357,371
Capital expenditures (including purchase
deposits on flight equipment)	37,649	22,122	--	59,771

NOTE 13. VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$ 133,000	$ 117,000	$ (150,000)	$ 100,000
Year ended December 31, 2002	$ 149,000	$ 141,000	$ (157,000)	$ 133,000
Year ended December 31, 2001	$ 226,000	$ 133,000	$ (210,000)	$ 149,000
Valuation allowance for deferred tax assets:
Year ended December 31, 2003	$2,675,000	$2,700,000	--	$5,375,000
Year ended December 31, 2002	$2,000,000	$ 675,000	--	$2,675,000
Year ended December 31, 2001	--	$2,000,000	--	$2,000,000
Allowance for obsolete inventory:
Year ended December 31, 2003	$ 998,000	$ 285,000	--	$1,283,000
Year ended December 31, 2002	$ 834,000	$ 164,000	--	$ 998,000
Year ended December 31, 2001	$ 670,000	$ 164,000	--	$ 834,000

NOTE 14. QUARTERLY FINANCIAL SUMMARY (Unaudited)

(In Thousands, Except Per Share Data)(3)

	Three Months Ended
2003	March 31	June 30	September 30	December 31
Operating revenues	$ 94,058	$ 96,898	$ 94,905	$ 98,088
Operating expenses	111,980	102,453	100,037	99,942
Other income (expense), net (2)	(1)	11,432	(4)	(5)
Operating loss	(17,922)	(5,555)	(5,132)	(1,854)
(Loss) income before income taxes	(18,107)	5,554	(5,463)	(2,410)
(Credit) provision for income taxes	(6,337)	1,944	(1,912)	(843)
Net (loss) income	(11,770)	3,610	(3,551)	(1,567)
(Loss) income per share - basic:
Net (loss) income	(0.76)	0.23	(0.23)	(0.10)
(Loss) income per share - diluted:
Net (loss) income	(0.76)	0.23	(0.23)	(0.10)
2002	March 31	June 30	September 30	December 31
Operating revenues	$ 104,022	$ 115,975	$ 103,899	$ 103,078
Operating expenses (1)	136,689	114,053	117,264	113,226
Other income (expense), net (2)	39,490	92	162	(3)
Operating (loss) income	(32,667)	1,922	(13,365)	(10,148)
Income (loss) before income taxes	6,112	1,483	(13,633)	(10,197)
Provision (credit) for income taxes	2,263	548	(5,044)	(3,450)
Net income (loss)	3,849	935	(8,589)	(6,747)
Income (loss) per share - basic:
Net income (loss)	0.28	0.07	(0.55)	(0.44)
Income (loss) per share - diluted:
Net income (loss)	0.28	0.07	(0.55)	(0.44)
(1)	Operating expenses for the three-month period ended June 30, 2003 include $4,600 associated with the early recognition of lease expense on five DC-9s removed from service prior to the end of the period. Operating expenses for the three-month period ended September 30, 2003 include a $4,000 loss recorded on the sale/leaseback of one MD-80 aircraft. Operating expenses for the three-month period ended March 31, 2002 include an impairment loss of $29,911 related to the accelerated retirement of the Midwest DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft.
(2)	Other income (expense), net for the three-month period ended June 30, 2003 includes $11,400 of income related to the reimbursement of security costs under the Emergency Wartime Supplemental Appropriations Act. Other income (expense), net for the three-month period ended March 31, 2002 includes $39,500 associated with the Company’s settlement of its arbitration with Fairchild Dornier GMbH over the cancellation of its 428 JET program.
(3)	Numbers in this table may not be recalculated due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s Chairman of the Board, President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)     Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required in this item is set forth under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Report Compliance,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004.

Code of Ethics
The Company has adopted a written code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Controller and all other financial officers and executives performing similar functions. As discussed previously under “Available Information,” a copy of this code of ethics is available on the Company’s Web site. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on its Web site at www.midwestairlines.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this item is set forth under the heading “Executive Compensation,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004; provided, however, that the subsection entitled “Board Compensation Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item (other than the information required by Item 201(d) of Regulation S-K) is set forth under the heading “Stock Ownership of Management and Others,” incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004.

The information with respect to Item 201(d) of Regulation S-K as of December 31, 2003, is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans
approved by security holders	4,540,562	$ 10.23	933,426
Equity compensation plans not
approved by security holders	N.A.	N.A.	56,250
Total	4,540,562	$ 10.23	989,676
(1)	56,250 shares of Common Stock may be issued under the Midwest Express Holdings, Inc. Annual Incentive Plan (the “Incentive Plan”), which has not been approved by the Company’s shareholders.

The Incentive Plan provides incentives to create additional shareholder value by establishing objectives that are deemed to be in the best long-range interests of the Company and then making annual payments of incentive awards to participants whose performance meaningfully contributed to the attainment of these objectives. Annual payments of incentive awards may be made in cash or common stock. Officers and other employees of the Company may participate, as determined by the administrator, which is the Company’s Compensation Committee in the case of the officers and the Company’s Chief Executive Officer in the case of the other employees. The Company’s Compensation Committee may amend, interpret and construe the Incentive Plan. A total of 56,250 shares of Common Stock may be issued under the Incentive Plan, all of which remain, subject to appropriate adjustments in the event of stock dividends (other than a stock dividend declared in lieu of an ordinary cash dividend), spin-off, merger, consolidation, recapitalization or split-up, combination or exchange of shares.

Under the Incentive Plan, “shareholder value added” is a dollar amount equal to the excess of net operating profit after tax over a calculated cost of the capital employed in the Company. The plan provides that “target awards” under the plan may focus on corporate shareholder value added, subsidiary shareholder value added and/or individual performance measures that drive shareholder value as determined by the Company’s Compensation Committee or the Chief Executive Officer, as the case may be. The Company’s Compensation Committee or the Chief Executive Officer, as the case may be, approves for each eligible officer or employee an annual incentive target award that represents a percentage of the base salary range midpoint for the employee’s position. The Incentive Plan does not provide for a maximum award, however to provide an incentive for officers and employees to remain with the Company, the plan specifies that any awards earned in excess of an employee’s target award are credited to an account for the participant in an “award bank.” A participant’s balance in the award bank is subject to forfeiture, and one-third of the balance is payable in each of the following three years, assuming continued employment.

Incentive awards are paid in one lump sum in the first quarter after the Company’s fiscal year end. The incentive award is paid in cash or, at the discretion of the administrator, in whole or in part by delivering shares of common stock of the Company having a fair market value, determined as of the last business day of the Company’s fiscal year end to which the award relates, equal to the amount of the incentive award to be paid in shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is set forth under the heading “Election of Directors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is set forth under the heading “Independent Auditors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following: Independent Auditors’ Report, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

The information required in Schedule II is incorporated by reference to Note 13 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Date Filed	Date of Report	Item
October 1, 2003	September 29, 2003	The Company reported a financing transaction under Items 5 and 7 of
Form 8-K.
October 14, 2003	October 10, 2003	The Company filed a news release under Items 7 and 12 of Form 8-K reporting September performance data.
October 23, 2003	October 22, 2003	The Company filed a news release announcing the completion of a financing transaction under Item 5 of Form 8-K and a news release announcing the Company's reporting of financial results for the quarter ended September 30, 2003 under Items 7 and 12.
November 24, 2003	November 21, 2003	The Company filed a news release under Items 5 and 7 of Form 8-K announcing the results of the Company's special shareholder meeting on November 21, 2003.
November 26, 2003	November 25, 2003	The Company filed a news release under Items 5 and 7 of Form 8-K announcing completion of a debt transaction and an equity
transaction.
December 9, 2003	December 4, 2003	The Company filed a news release under Items 5 and 7 of Form 8-K announcing a Wisconsin circuit court decision with regard to ad valorem property taxes for hub airlines.
December 15, 2003	December 10, 2003	The Company filed a news release under Items 5 and 7 of Form 8-K announcing the CFO's planned resignation from the Company.

(c) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST AIR GROUP, INC.
Registrant
March 15, 2004	By /s/ TIMOTHY E. HOEKSEMA
Timothy E. Hoeksema
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

/s/ TIMOTHY E. HOEKSEMA	Chairman of the Board of Directors,
Timothy E. Hoeksema	President and Chief Executive Officer
(Principal Executive Officer)
/s/ ROBERT S. BAHLMAN	Senior Vice President and Chief Financial Officer
Robert S. Bahlman	(Principal Financial and Accounting Officer)
/s/ JOHN F. BERGSTROM	Director
John F. Bergstrom
/s/ JAMES G. GROSKLAUS	Director
James G. Grosklaus
/s/ ULICE PAYNE, JR	Director
Ulice Payne, Jr
/s/ SAMUEL K. SKINNER	Director
Samuel K. Skinner
/s/ ELIZABETH T. SOLBERG	Director
Elizabeth T. Solberg
/s/ RICHARD H. SONNENTAG	Director
Richard H. Sonnentag
/s/ FREDERICK P. STRATTON, JR	Director
Frederick P. Stratton, Jr
/s/ DAVID H. TREITEL	Director
David H. Treitel
/s/ JOHN W. WEEKLY	Director
John W. Weekly

EXHIBIT INDEX

MIDWEST AIR GROUP, INC.
Annual Report on Form 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Exhibit
Number     Document Description

(3.1)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(3.2)	By-laws of the Company as amended through April 29, 1999 (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(3.3)	Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(3.4)	Articles of Amendment relating to increase in authorized shares.
(4.1)	Rights Agreement, dated February 14, 1996, between the Company and U.S. Bank National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).
(4.2)	Amendment to the Rights Agreement, dated April 19, 1996, between the Company and U.S. Bank National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(4.3)	Amendment to Rights Agreement, effective as of September 30, 2002, by and among U.S. Bank, National Association, the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13934)).
(4.4)	Form of Common Stock Purchase Warrant, dated as of August 19, 2003, issued to the parties named on the signature pages to the related Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 5, 2003 (File No. 1-13934)).
(4.5)	Form of Convertible Senior Secured Note (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 1, 2003 (File No. 1-13934)).
(10.1)	Lease Agreement between Milwaukee County and Midwest Airlines, dated May 12, 1988 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-95212) (the "S-1")).
(10.2)	Airline Lease, as amended, between Milwaukee County and Midwest Airlines, dated October 1, 1984 (incorporated by reference to Exhibit 10.5 to the S-1).
(10.3)	Omaha Airport Authority Agreement and Lease at Eppley Airfield with Midwest Airlines between the Airport Authority of the City of Omaha and Midwest Airlines (incorporated by reference to Exhibit 10.6 to the S-1).
(10.4)	Airline Lease, as amended, between Milwaukee County and Midwest Connect, dated November 23, 1994 (incorporated by reference to Exhibit 10.7 to the S-1).
(10.5)	Lease Agreement between Milwaukee County and Phillip Morris Incorporated, dated October 7, 1982, to which Midwest Connect has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the S-1).
(10.6)	Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., the Company, Midwest Airlines and Midwest Connect dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.7)	Guarantee Fee Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.8)	Employee Matters Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.9)	Tenth Amendment to Airline Lease between Milwaukee County and Midwest Airlines, dated August 18, 1997 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.10)	Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Airlines, dated December 17, 1997 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report of Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.11)	Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated April 21, 1998 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13934)).

Exhibit
Number     Document Description

(10.12)+	Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest Airlines, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.13)*	Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-44253)). (Further amendment effected on April 25, 2001. See Exhibit (10.24) below).
(10.14)*	Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through February 20, 2002 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.15)*	Annual Incentive Compensation Plan, amended through February 11, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.16)*	Supplemental Benefits Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.17)*	Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema, Carol N. Skornicka, Robert S. Bahlman, David C. Reeve, Christopher I. Stone and Thomas J. Vick (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-110639)).
(10.18)*	Form of Key Executive Employment and Severance Agreement between the Company and Dennis J. O'Reilly and certain other officers (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-110639)).
(10.19)	Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).
(10.20)	Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(10.21)	Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated February 16, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13934)).
(10.22)	Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated June 29, 2000 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-13934)).
(10.23)	Sixteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated January 1, 2001 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139394)).
(10.24)*	Amendment to Midwest Express Holdings, Inc. 1995 Stock Option Plan, as approved by the Company's shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of the Company for the Annual Meeting of the Shareholders on April 25, 2002 (File No. 1-3934)).
(10.25)	Senior Secured Revolving Credit Agreement dated as of August 31, 2001, among the Company, the several lenders from time to time parties thereto and U.S. Bank National Association. (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-13934)).
(10.26)	First Amendment to Senior Secured Revolving Credit Agreement, dated as of January 9, 2002, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.27)	Eighteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated July 27, 2001 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.28)	Second Amendment to Senior Secured Revolving Credit Agreement, dated as of June 28, 2002, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.29)	Third Amendment to Senior Secured Revolving Credit Agreement, dated as of August 29, 2002, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).

Exhibit
Number     Document Description

(10.30)	Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of September 30, 2002, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.31)	Fifth Amendment to Senior Secured Revolving Credit Agreement, dated as of October 7, 2002, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.32)	Intercreditor Agreement, dated as of October 7, 2002, by and among U.S. Bank National Association; Bank One, NA; M&I Marshall & Ilsley Bank; Thrivent Financial for Lutherans; and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-13934)).
(10.33)+	General Terms Agreement, dated August 13, 2001 (the "August Terms Agreement"), between Rolls-Royce Corporation and Astral Aviation, Inc. ("Astral") and Side Letter Number One to the August Terms Agreement, dated August 13, 2001, between Rolls-Royce Corporation and Astral (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.34)+	Purchase Agreement DCT-043/01, dated August 13, 2001 ("Embraer Purchase Agreement"), between Embraer - Empresa Brasileira de Aeronautica S.A. ("Embraer") and Astral; Letter Agreement DCT-044/01, dated August 13, 2001 ("Embraer Letter Agreement"), between Embraer and Astral relating to Embraer Purchase Agreement, including Amendment No. 01 to Embraer Letter Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 01 to Embraer Purchase Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 02 to Embraer Purchase Agreement, dated October 19, 2001, between Embraer and Astral; and Amendment No. 03 to Embraer Purchase Agreement, dated March 6, 2002, between Embraer and Astral (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.35)+	General Terms Agreement, dated April 11, 2002 (the "April Terms Agreement"), between Rolls-Royce Deutschland Ltd & Co KG ("Rolls-Royce") and Midwest Airlines and Side Letter Agreement Number One to the April Terms Agreement, dated April 12, 2002, between Rolls-Royce and Midwest Airlines (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.36)+	Aircraft General Terms Agreement Number AGTA-MWE, dated September 28, 2001 (the "AGTA-MWE Terms Agreement"), among The Boeing Company, and its wholly-owned subsidiary McDonnell Douglas Corporation ("McDonnell"), and Midwest Airlines; Letter Agreement (6-1162-RCN-1483) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement (defined below), dated September 28, 2001 ("Letter Agreement No. 1 to AGTA-MWE"), between McDonnell and Midwest Airlines; and Letter Agreement (6-1162-RCN-1484) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement, dated September 28, 2001 ("Letter Agreement No. 2 to AGTA-MWE"), between McDonnell and Midwest Airlines (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.37)+	Purchase Agreement Number 2371, dated September 28, 2001 ("717 Purchase Agreement"), between McDonnell and Midwest Airlines; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1481R1) to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.38)	Sixth Amendment to Senior Secured Revolving Credit Agreement and Limited Waiver, dated as of February 18, 2003, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13934)).
(10.39)	Seventh Amendment to Senior Secured Revolving Credit Agreement and Limited Waiver, dated as of August 29, 2003, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed September 5, 2003 (File No. 1-13934)).

Exhibit
Number     Document Description

(10.40)	Partial Termination, Consent and Cash Collateral Agreement, dated as of October 21, 2003, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (File No. 333-110639)).
(10.41)	Form of Basic Moratorium Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 5, 2003 (File No. 1-13934)).
(10.42)	Midwest Express Holdings, Inc. 2003 All-Employee Stock Option Plan.
(21)	List of the Company's subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139344)).
(23)	Consent of Deloitte & Touche LLP, Independent Auditors.
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.
*	A management contract or compensatory plan or arrangement.