Form 10-Q
period 2004-03-31
MIDWEST AIR GROUP INC
filed 2004-05-10
CIK 948845

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to____________________

Commission File Number       1-13934

MIDWEST AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1828757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Yes       X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2004, there were 17,420,445 shares of Common Stock, $.01 par value, of the registrant outstanding.

MIDWEST AIR GROUP, INC.
FORM 10-Q
For the period ended March 31, 2004

INDEX

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating revenues:
Passenger service	$83,931	$79,929
Cargo	1,063	1,284
Other	16,316	12,845

Total operating revenues	101,310	94,058

Operating expenses:
Salaries, wages and benefits	35,058	38,983
Aircraft fuel and oil	24,547	24,720
Commissions	2,442	3,381
Dining services	1,962	3,261
Station rental, landing and other fees	11,002	11,181
Aircraft maintenance materials and repairs	8,635	7,938
Depreciation and amortization	4,521	5,357
Aircraft rentals	9,855	6,402
Other	13,502	10,757

Total operating expenses	111,524	111,980

Operating loss	(10,214)	(17,922)

Other (expense) income:
Interest income	350	304
Interest expense	(943)	(488)
Other, net	(4)	(1)

Total other expense	(597)	(185)

Loss before income tax credit	(10,811)	(18,107)
Income tax credit	(3,947)	(6,337)

Net loss	$(6,864)	$(11,770)

Loss per common share - basic	$(0.39)	$(0.76)

Loss per common share - diluted	$(0.39)	$(0.76)

Weighted average shares - basic	17,405,889	15,512,298
Weighted average shares - diluted	17,405,889	15,512,298

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$101,335	$88,267
Accounts receivable, net	5,519	4,273
Inventories	7,944	7,546
Prepaid expenses	9,580	9,076
Restricted cash	27,478	26,056
Deferred income taxes	8,372	8,662

Total current assets	160,228	143,880

Property and equipment, net	188,995	192,805
Aircraft purchase deposits and pre-delivery progress payments	27,453	37,714
Other assets, net	16,301	21,840

Total assets	$392,977	$396,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,697	$4,882
Income taxes payable	5,621	6,838
Current maturities of long-term debt	2,325	1,743
Air traffic liability	44,596	39,759
Unearned revenue	14,540	14,285
Accrued liabilities	39,912	37,108

Total current liabilities	112,691	104,615

Long-term debt	53,092	53,642
Long-term debt on pre-delivery progress payments	18,730	27,244
Deferred income taxes	10,249	13,359
Noncurrent scheduled maintenance expense	2,259	2,176
Accrued pension and other postretirement benefits	16,408	15,473
Deferred frequent flyer partner revenue	6,836	7,047
Deferred revenue	45,587	39,834
Other noncurrent liabilities	9,476	8,532

Total liabilities	275,328	271,922

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
18,115,185 and 18,108,959 shares issued at March 31, 2004
and December 31, 2003, respectively	181	181
Additional paid-in capital	45,290	45,171
Treasury stock, at cost	(15,579)	(15,578)
Retained earnings	87,901	94,765
Cumulative other comprehensive loss	(144)	(222)

Total shareholders' equity	117,649	124,317

Total liabilities and shareholders' equity	$392,977	$396,239

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(6,864)	$(11,770)
Items not involving the use of cash:
Depreciation and amortization	4,521	5,357
Deferred income taxes	(2,820)	325
Other, net	6,154	1,800
Changes in operating assets and liabilities:
Accounts receivable	(1,246)	1,706
Inventories	(113)	474
Prepaid expenses	(559)	884
Restricted cash	(1,422)	(1,710)
Accounts payable	815	(346)
Deferred frequent flyer partner revenue	(540)	(645)
Accrued liabilities	4,435	158
Unearned revenue	584	(4,319)
Accrued pension	1,013	1,063
Air traffic liability	4,837	1,281

Net cash provided by (used in) operating activities	8,795	(5,742)

Investing activities:
Capital expenditures	(452)	(9,572)
Aircraft purchase deposits and pre-delivery progress payments	--	(9,177)
Aircraft purchase deposits returned	10,108	6,532
Proceeds from sale of property and equipment	772	31
Other, net	980	(1,033)

Net cash provided by (used in) investing activities	11,408	(13,219)

Financing activities:
Funding of pre-delivery progress payments	--	8,447
Return of pre-delivery progress payments	(8,396)	(5,425)
Payment on note payable	--	(3,000)
Other, net	1,261	608

Net cash (used in) provided by financing activities	(7,135)	630

Net increase (decrease) in cash and cash equivalents	13,068	(18,331)
Cash and cash equivalents, beginning of period	88,267	41,498

Cash and cash equivalents, end of period	$101,335	$23,167

Supplemental non-cash activities:
Non-cash incentives	$4,456	$7,919
Supplemental cash flow information:
Cash paid (received) for:
Income taxes	$10	$(11,363)
Interest	317	148

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.‘s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.

The Company is party to litigation incidental to its business. Management believes that no existing litigation is likely to have a material adverse effect on the Company’s consolidated financial statements.

2.	Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect (“Midwest Connect”), constitute the reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Financial information for the three-month periods ended March 31, 2004 and 2003, for the two segments, Midwest Airlines and Skyway Airlines, follows (in thousands).

Three Months Ended March 31, 2004

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$85,738	$16,651	($ 1,079)	$101,310
Loss before income tax credit	(7,562)	(3,249)	--	(10,811)
Income tax credit	(2,647)	(1,300)	--	(3,947)
Net loss	(4,915)	(1,949)	--	(6,864)

Three Months Ended March 31, 2003

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$79,626	$15,773	($ 1,341)	$94,058
Loss before income tax credit	(12,246)	(5,861)	--	(18,107)
Income tax credit	(4,286)	(2,051)	--	(6,337)
Net loss	(7,960)	(3,810)	--	(11,770)

3.	Derivative Instruments and Hedging Activities

The Company periodically utilizes option contracts to mitigate exposure to the fluctuation in aircraft fuel prices in accordance with the Company’s financial risk management policy. The options establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. The Company does not hold or issue derivative instruments for trading purposes. At March 31, 2003, the Company had options in place to hedge approximately 15% of its projected fuel purchases in the second quarter of 2003. These contracts expired at various dates through June 30, 2003. At March 31, 2003, the options were valued at $0.4 million and were included in prepaid expenses in the condensed consolidated balance sheet. The value of an option is determined using an estimate of fair market value provided by major financial institutions. At March 31, 2004, the Company had no options in place for current or future periods.

The Company accounts for its fuel hedge derivative instruments as cash flow hedges. Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset to fuel expense. The Company reclassified $1.0 million to the income statement in first quarter 2003 as an offset to fuel expense when the first quarter 2003 hedges expired. Other comprehensive income related to fuel hedges was $0 and $0.1 million for the quarters ended March 31, 2004 and 2003, respectively.

4.	Asset Dispositions

In first quarter 2004, the Company recorded $1.2 million (pre-tax) of aircraft lease expense for two leased DC-9 aircraft removed from Midwest Airlines service during the quarter. The Company had one additional leased DC-9 aircraft that was removed from service as of the end of April 2004. The Company recorded a non-cash charge of $0.4 million (pre-tax) in April 2004 related to the retirement.

5.	Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of March 31, 2004, the amount of unused credit memos totaled $5.8 million and is recorded as other assets in the condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the related leases.

6.	Shareholders’Equity

At March 31, 2004, the Company had two stock-based employee compensation plans and one stock plan for outside directors, which are described more fully in Note 7 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”and its related interpretations. Accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan in the condensed consolidated financial statements in this filing. Compensation expense was recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan.

Had compensation costs for the Company’s stock option plans been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share for the three-month periods ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(6,864)	$(11,770)
Add: Total stock-based employee
compensation expense recognized, net of related tax
effect	70	--
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods, net of related tax effect	(288)	(324)

Pro forma	$(7,082)	$(12,094)

Net loss per share - basic:
As reported	$(0.39)	$(0.76)
Pro forma	$(0.41)	$(0.78)
Net loss per share - diluted:
As reported	$(0.39)	$(0.76)
Pro forma	$(0.41)	$(0.78)

The following table is a reconciliation of the weighted average shares outstanding for the three-month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Weighted average shares
outstanding	17,406	15,512
Effect of dilutive securities:
Stock options (1)	--	--
Shares issuable under the 1995
Stock Plan for Outside
Directors (2)	--	--
Warrants (3)	--	--
Convertible debt (3)	--	--

Weighted average shares
outstanding assuming dilution	17,406	15,512

(1)	Stock options outstanding under the 1995 Stock Option Plan and 2003 All-Employee Stock Option Plan of 229 and 0, respectively, were excluded from the 2004 and 2003 calculation as their effect was anti-dilutive.
(2)	Shares issuable under the 1995 Stock Plan for Outside Directors of 35 and 18, respectively, were excluded from the 2004 and 2003 calculation as their effect was anti-dilutive.
(3)	Shares issuable of 0 and 0 under warrants issued by the Company and convertible senior secured notes issued by the Company were not included in the above calculation as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The warrants expire in August 2013. None of the warrants had been exercised as of March 31, 2004.

7.	Comprehensive Loss

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive loss. For the three months ended March 31, 2004 and 2003, comprehensive loss was $(6.8) million and $(12.0) million, respectively. The difference between the net loss and comprehensive loss for the three months ended March 31, 2004 and 2003 is due to the required accounting for the Company’s changes in minimum pension liabilities and derivative financial instruments, respectively.

8.	Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter 2004, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2005. This extension includes a provision to lower the cash holdback amount from 100% to 80% of advance sales provided certain financial covenants are met. These covenants were achieved by the Company in March and April 2004. The Company also has agreements with American Express, Diners Club and Discover. As of March 31, 2004, American Express had retained cash related to credit card processing totaling $1.0 million. If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of the processors (other than amounts under holdback) as of April 2004 was approximately $11.2 million.

9.	Retirement and Benefit Plans

The net periodic benefit cost of benefit pension plans for the three-month periods ending March 31, 2004 and 2003, respectively, includes the following (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Components of Net Periodic
Benefit Cost
Service cost	$325	$232	$251	$188
Interest cost	301	225	176	140
Expected return on assets	(90)	(58)	--	--
Amortization of:
Prior service cost	80	80	(8)	(8)
Actuarial loss	116	49	43	20

Total net periodic benefit cost	$732	$528	$462	$340

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $1.6 million to its qualified pension plan in 2004. As of March 31, 2004, $0.3 million of contributions have been made. On April 10, 2004, the President signed into law the Pension Funding Equity Act of 2004 (the “Pension Act”). The Pension Act provides temporary pension funding relief for U.S. companies by replacing the interest rate on the discontinued 30-year Treasury bond with a rate based on a composite of long-term corporate bonds for years 2004 and 2005, which lowers required pension funding obligations during these two years. As a result of the Pension Act, the current year qualified plan funding requirements of the Company have been reduced, and the Company expects to make one additional contribution of approximately $0.1 million to the qualified pension plan for the remainder of the year.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

The Company’s first quarter 2004 operating loss was ($10.2) million, an improvement of $7.7 million from the first quarter 2003 operating loss of ($17.9) million. Net loss for the quarter was ($6.9) million, an improvement of $4.9 million from the first quarter 2003 net loss of ($11.8) million. First quarter 2004 net loss per share on a diluted basis was ($0.39), an improvement of $0.37 from first quarter 2003 net loss per share on a diluted basis of ($0.76), which includes the effects of the November 2003 issuance of approximately 1.9 million shares in conjunction with the Company’s private placement of shares to accredited investors. First quarter 2004 results include $1.2 million (pre-tax) in lease expense on two leased DC-9 aircraft removed from service during first quarter 2004.

The Company’s total revenue in the first quarter 2004 increased $7.3 million, or 7.7%, compared to first quarter 2003. Revenue for the first quarter 2004 was impacted favorably by increased charter service revenue, and was influenced by the Company’s new Saver Service, as well as continued downward pressure on fares resulting from a difficult industry environment and a challenging competitive situation in Milwaukee.

First quarter 2004 was the Company’s initial first-quarter period with the new Saver Service product. As expected, Saver Service enabled Midwest Airlines to carry significantly increased numbers of passengers to leisure-oriented destinations, particularly Florida and Phoenix. Saver Service represented approximately half of the total scheduled service capacity of Midwest Airlines during the first quarter, in part due to the Company’s seasonal service, which ended in April 2004, and had a significant impact on both unit revenues and unit costs of the Company. As anticipated, unit revenues declined as the Company offered lower fares to stimulate travel. The result was higher load factors and lower revenue yields in these markets, but more revenue per flight segment than if these routes would have been operated with Signature Service. Company unit costs declined as well, since Saver Service added more seats on each corresponding flight segment. In total, Saver Service met the Company’s expectations in revenue generation, cost reduction and customer satisfaction in the first quarter 2004.

Unit costs were also impacted by the restructuring completed in 2003 and the transition to new Boeing 717 aircraft. The Company’s restructuring efforts resulted in unit cost reductions in most categories, with the major impact on the labor, commissions, dining services and aircraft rental line items. The Company removed from service all but two DC-9 aircraft by the end of the first quarter 2004, and completed the retirement of the DC-9 fleet by the end of April 2004, just 14 months after the transition was initiated. The impact of this transition on unit costs was most evident in the fuel, maintenance materials and aircraft rentals line items.

Fuel prices were higher than anticipated in first quarter 2004 and were the highest for any quarter in the Company’s history. Company fuel consumption totaled approximately 21 million gallons in the quarter; at this rate, each penny change in fuel price resulted in approximately $200,000 of additional cost in the quarter. The Company’s business plan for 2004 was based on an average fuel price of $0.90 per gallon; the average actual fuel price per gallon for the first quarter 2004 was $1.18.

The Company continues to adjust to changes in competition and industry pricing initiatives, particularly in the Milwaukee market. Northwest Airlines recently announced plans to increase operations in Milwaukee, but at the same time transition from large jet aircraft to regional jets on several business routes. The Company has also experienced multiple pricing initiatives from other airlines attempting to gain market share or stimulate traffic. The Company intends to vigorously compete in the changing environment by offering clearly differentiated service at competitive fares.

The first quarter of the Company’s fiscal year is historically the most challenging financially, as travel in the Company’s core business markets is seasonally low. The Company expects the second quarter 2004 to be more encouraging and, barring any major unforeseen circumstances, expects to report a modest profit for the second quarter.

There is further detailed discussion of revenue and cost comparisons for the quarter in subsequent sections.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended March 31,
	2004	2003
Midwest Airlines Operations
Origin & Destination Passengers	553,208	454,723
Revenue Passenger Miles (000s)	584,077	468,740
Scheduled Service Available Seat Miles (000s)	917,782	767,751
Total Available Seat Miles (000s)	967,319	783,655
Load Factor (%)	63.6%	61.1%
Revenue Yield	$0.1161	$0.1378
Revenue per Scheduled Service ASM (1)	$0.0774	$0.0881
Total Cost per Total ASM	$0.0959	$0.1170
Average Passenger Trip Length (miles)	1,056	1,031
Number of Flights	9,507	10,217
Into-plane Fuel Cost per Gallon	$1.17	$1.10
Full-time Equivalent Employees at End of Period	1,983	2,226
Aircraft in Service at End of Period	29	33
Midwest Connect Operations
Origin & Destination Passengers	150,911	133,777
Revenue Passenger Miles (000s)	42,036	45,969
Scheduled Service Available Seat Miles (000s)	85,303	100,732
Total Available Seat Miles (000s)	85,303	100,776
Load Factor (%)	49.3%	45.6%
Revenue Yield	$0.3829	$0.3332
Revenue per Scheduled Service ASM (1)	$0.1945	$0.1557
Total Cost per Total ASM	$0.2320	$0.2143
Average Passenger Trip Length (miles)	279	344
Number of Flights	13,498	14,179
Into-plane Fuel Cost per Gallon	$1.20	$1.18
Full-time Equivalent Employees at End of Period	646	606
Aircraft in Service at End of Period	24	25

(1)	Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.

Note:  All statistics exclude charter operations except the following: total available seat miles (“ASMs”), cost per total ASM, into-plane fuel cost, number of employees and aircraft in service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistic. Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

	Three Months Ended March 31,
	2004		2003
	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue
Operating Revenues:
Passenger Service	$0.080	82.8%	$0.090	85.0%
Cargo	0.001	1.1%	0.001	1.4%
Other	0.015	16.1%	0.015	13.6%

Total Operating Revenues	$0.096	100.0%	$0.106	100.0%

Operating Expenses:
Salaries, Wages and Benefits	$0.033	34.6%	$0.044	41.5%
Aircraft Fuel and Oil	0.023	24.2%	0.028	26.3%
Commissions	0.002	2.4%	0.004	3.6%
Dining Services	0.002	2.0%	0.004	3.5%
Station Rental, Landing, Other Fees	0.011	10.9%	0.013	11.9%
Aircraft Maintenance, Materials and Repairs	0.008	8.5%	0.009	8.4%
Depreciation and Amortization	0.004	4.5%	0.006	5.7%
Aircraft Rentals	0.010	9.7%	0.007	6.8%
Other	0.013	13.3%	0.012	11.4%

Total Operating Expenses	$0.106	110.1%	$0.127	119.1%

Total ASMs (000s)	$1,052,622		$884,431

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Three Months Ended March 31, 2004 Compared With
Three Months Ended March 31, 2003

Operating Revenues

Company operating revenues totaled $101.3 million in first quarter 2004, a $7.3 million, or 7.7%, increase from first quarter 2003. Passenger revenues accounted for 82.8% of total revenues and increased $4.0 million, or 5.0%, from first quarter 2003 to $83.9 million. The increase is attributable to a 21.6% increase in passenger volume, as measured by scheduled service revenue passenger miles, as well as a 3.2-point increase in load factor. The increase was partially offset by a 13.7% decrease in revenue yield. The decrease in revenue yield was due primarily to reduced business fares, the introduction of Saver Service, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee.

Midwest Airlines passenger revenue increased $3.2 million, or 5.0%, from 2003 to $67.8 million. The increase was primarily the result of a 24.6% increase in passenger volume, as measured by scheduled service revenue passenger miles. The increase in traffic was partially offset by a decrease in revenue yield of 15.7% due to the factors described above. Load factor increased from 61.1% in 2003 to 63.6% in 2004. Total capacity, as measured by scheduled service ASMs, increased 19.5%, with 12% due to the introduction of Saver Service and 7.5% due to other schedule changes.

Midwest Connect passenger revenue increased $0.8 million, or 5.1%, from first quarter 2003 to $16.1 million. A 14.9% increase in revenue yield, caused primarily by schedule changes that resulted in a transition to shorter flights with higher yields, was the key factor in the increased revenue. The yield increase was partially offset by an 8.6% decline in passenger volume, which was caused primarily by a 15.3% reduction in capacity. Fewer passengers were carried despite a 3-point increase in load factor.

Revenue from cargo, charter and other services increased $3.3 million in first quarter 2004. Revenue from charter sales accounted for the majority of the change, and increased 75% over first quarter 2003 as more aircraft time was dedicated to charter service, two additional sports teams contracted with the Company for charter services, and the Company’s agreement with The Mark Travel Corporation provided additional charter service for the Company.

Operating Expenses

First quarter 2004 operating expenses decreased $0.5 million, or 0.4%, from first quarter 2003. Lower costs in almost all categories due to the Company’s restructuring initiatives were offset by higher costs in the “other” category — primarily due to higher advertising ($0.7 million), the accrual of Wisconsin property taxes, as discussed further in Pending Developments ($0.6 million), charter service costs ($0.6 million), frequent flyer-related costs ($0.4 million), and facilities rent ($0.4 million) due to the sale/leaseback of the Company’s headquarters facility in November 2003 — and increased aircraft lease expense, due to the recognition of $1.2 million (pre-tax) of lease expense on two leased DC-9 aircraft removed from service during first quarter 2004, as well as the addition of 13 leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. Cost per total ASM (unit costs) at Midwest Airlines decreased 18.0% to 9.6¢ in first quarter 2004; Midwest Connect’s cost per total ASM increased 8.3% to 23.2¢.

Salaries, wages and benefits decreased $3.9 million, or 10.1%, from first quarter 2003 to $35.1 million. The labor cost decrease is primarily due to a decrease in headcount of 203 full-time equivalents quarter over quarter ($4.1 million), as well as lower labor rates ($0.7 million), partially offset by increased costs for fringe benefits ($0.8 million). On a cost per total ASM basis, labor costs decreased 24.4% to 3.3¢ in 2004.

Aircraft fuel and oil and associated taxes were essentially unchanged from first quarter 2003 at $24.5 million. Into-plane fuel prices increased 5.6% in first quarter 2004, averaging $1.18 per gallon versus $1.11 per gallon in first quarter 2003, and resulted in a $1.3 million (pre-tax) unfavorable price impact (calculated by applying 2003 prices to actual gallons consumed in 2004 and comparing the result to actual 2004 expense). Fuel consumption decreases resulted in a $1.5 million (pre-tax) favorable impact in the quarter (calculated by applying 2004 prices to the actual reduction in gallons consumed in 2004 relative to 2003), primarily as a result of the transition of the Midwest Airlines fleet to Boeing 717s, which are more fuel-efficient than the DC-9s.

Commissions for travel agents and commissions related to credit card transactions decreased $0.9 million, or 27.8%, from first quarter 2003 to $2.4 million. The decrease was due primarily to the effects of the Company’s decision, in March 2003, to discontinue payment of standard travel agent commissions. Commissions as a percentage of passenger revenue decreased from 4.2% in first quarter 2003 to 2.9% in first quarter 2004.

Dining services costs decreased $1.3 million, or 39.8%, from first quarter 2003 to $2.0 million. The decrease was due to the elimination of complimentary onboard meal service in March 2003. Total dining services costs per Midwest Airlines passenger decreased from $6.78 in first quarter 2003 to $3.42 in first quarter 2004.

Depreciation and amortization decreased $0.8 million, or 15.6%, from first quarter 2003 to $4.5 million. On a cost per total ASM basis, these costs decreased 29.1%. Depreciation was lower as the DC-9 fleet was essentially replaced quarter over quarter with leased Boeing 717 aircraft.

Aircraft rental costs increased $3.5 million, or 53.9%, from first quarter 2003 to $9.9 million. These costs increased due to the recognition of $1.2 million (pre-tax) of lease expense on two leased DC-9 aircraft removed from service during first quarter 2004, as well as the addition of 13 leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter ($6.4 million), partially offset by lower lease rates on remaining aircraft in the Company fleet as a result of the restructuring ($4.0 million). On a cost per total ASM basis, these costs increased 29.3%.

Other operating expenses increased $2.7 million, or 25.5%, from first quarter 2003 to $13.5 million. Other operating expenses consist primarily of advertising and promotion, insurance, property taxes, crew hotel rooms, reservation fees, administration and other items. Cost increases were primarily due to higher advertising ($0.7 million), the accrual of Wisconsin property taxes, as discussed in Pending Developments ($0.6 million), charter service costs ($0.6 million), frequent flyer-related costs ($0.4 million), and facilities rent ($0.4 million) due to the sale/leaseback of the Company’s headquarters facility in November 2003. On a cost per total ASM basis, other operating expenses increased 5.5%.

Credit for Income Taxes

Income tax credit for first quarter 2004 was ($3.9) million, a $2.4 million decrease from the 2003 credit of ($6.3) million. The effective tax rates for the first quarters of 2004 and 2003 were 36.5% and 35.0%, respectively.

Net Loss

Net loss for first quarter 2004 was ($6.9) million, an improvement of $4.9 million from the first quarter 2003 net loss of ($11.8) million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $101.3 million at March 31, 2004, compared with $88.3 million at December 31, 2003. At March 31, 2004, the restricted cash balance was $27.5 million, compared with $26.1 million on December 31, 2003. The change in restricted cash is primarily attributable to increased bookings, partially offset by a decrease in the credit card holdback amount that is discussed in more detail in Note 8 to the condensed consolidated financial statements.

The unrestricted cash balance at March 31, 2004 reflects the favorable impact of credits related to the acquisition of Boeing 717 aircraft and a reduction in the percent of cash held back (from 100% to 80% as discussed in Note 8 to the condensed consolidated financial statements) by the processor of Visa/MasterCard transactions.

As of March 31, 2004, the Company had a working capital surplus of $47.5 million compared with a $39.3 million surplus in December 31, 2003. The change in working capital as of March 31, 2004 is primarily related to an increase in unrestricted cash as discussed above, which offset increases in the liability for airline tickets purchased but not yet used and various other accrued liabilities.

Operating Activities
Net cash provided by operations for the three months ended March 31, 2004 totaled $8.8 million. Cash provided by operations for the three months ended March 31, 2004 primarily reflects the effects of credits related to the acquisition of Boeing 717 aircraft. Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements; therefore, the majority of these expenses for the quarter involved no cash outlay. As of March 31, 2004, the amount of unused credit memos totaled $5.8 million and is recorded as other assets in the condensed consolidated balance sheet. The credits available for aircraft lease payments were used up during the first quarter of 2004; going forward, the Company expects it will make lease payments primarily from cash flows from operations. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the related leases. In addition to the credits, net cash provided from operations increased due to the reduction in the cash holdback on advance sales by the Mastercard/Visa processor, resulting in reduced restricted cash.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2004 totaled $11.4 million compared with $3.0 million provided by investing activities for the year ended December 31, 2003. The change in net cash provided from investing activities during the quarter primarily relates to purchase deposits that were returned for the three Boeing 717 deliveries in the first quarter 2004. Capital spending totaled $1.6 million for the quarter; however, credits were used for a portion of such spending, with cash outlay of $0.5 million for the quarter ended March 31, 2004. Capital expenditures consisted primarily of costs associated with the acquisition of additional spare parts for the Boeing 717 fleet.

Financing Activities
Net cash used in financing activities during the first quarter 2004 was $7.1 million, compared with $28.1 million net cash provided by financing activities for the year ended 2003. The change in net cash used in financing activities during the quarter primarily relates to the return of progress payments associated with three Boeing 717 aircraft delivered during the first quarter 2004. The progress payments were originally provided to The Boeing Company (“Boeing”) by Kreditanstalt fur Wiederaufbau Bank (“KfW”) on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to Boeing for the Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with KfW with the assistance of Rolls-Royce. Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As of March 31, 2004, the Company owed $18.1 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than half completed.

With the loan agreement with KfW and the Boeing Capital Corporation (“BCC”) commitment to finance the Boeing 717 aircraft, the Company believes it has requisite financing for the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that the Company will be unable to meet the conditions.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of March 31, 2004, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 11 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed in Note 5 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company issued promissory notes to the lessors and lenders as part of the restructuring agreements. The aggregate principal amount of these notes is $7.5 million. Principal and interest on these moratorium notes are payable, in arrears, in 36 monthly installments commencing in July 2004.

As a result of the restructuring of lease and debt agreements described in the Recent Developments section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $15.5 million as of March 31, 2004; the term of this contingent obligation of the Company is until July 2006.

2004 and Beyond
The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2004 and beyond. Absent adverse factors outside the control of the Company such as terrorist attacks or fear of terrorist attacks, further substantial deterioration in the industry revenue environment, or significant increases in fuel prices from first quarter 2004 prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2004. Key cash flow items for 2004 and beyond include:

•	Capital spending is anticipated to be approximately $7.5 million for 2004 and is expected to be $8-$10 million annually for the next few years, excluding aircraft acquisitions, which the Company expects it will lease. Most of the spending is expected to be for spare parts for the Boeing 717 program and continued maintenance support of the Midwest Airlines MD-80 fleet. Some of the capital spending will be completed using supplier credits.
•	Net interest expense is estimated at $2 million in 2004, with declining amounts in following years.
•	Non-cash expenses arising primarily from book depreciation will contribute $15-17 million to annual cash flow.
•	Defined benefit pension plan contributions will amount to approximately $0.4 million in 2004.

•	An estimated $4.8 million income tax payment is anticipated in second quarter 2004. This payment is associated with the settlement of prior years’ tax issues with the Internal Revenue Service.
•	Payment of principal and interest on the lender and lessor moratorium notes will begin in third quarter 2004, with the principal portion of the payment totaling approximately $1.3 million for the year. Principal due under the notes for 2005 and 2006 will total approximately $2.5 million each year, ending with principal payments totaling $1.2 million in 2007.

Pending Developments

This Form 10-Q filing, particularly this “Pending Developments” section and the “Overview” and “2004 and Beyond” sections above, contain forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the following:

•	the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
•	the Company's ability to benefit from premium pricing;
•	the Company's ability to differentiate its product from competing products;
•	the ability of the Company to effectively compete;
•	uncertainties related to the acquisition of aircraft;
•	uncertainties related to general economic factors;
•	industry conditions;
•	labor relations;
•	scheduling developments;
•	government regulations, including increased costs for compliance with new or enhanced government regulations;
•	increases in insurance costs;
•	aircraft maintenance and refurbishment schedules;
•	potential delays related to acquired aircraft;
•	increases in fuel costs or the failure of fuel costs to decline;
•	resolution of matters relating to a Wisconsin ad valorem property tax exemption;
•	interest rate fluctuations;
•	increased costs for security-related measures;
•	potential aircraft incidents and other events beyond the Company's control, including traffic congestion and weather conditions; and
•	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s Securities and Exchange Commission filings.

Labor Relations – In March and April 2004, the International Brotherhood of Teamsters filed petitions with the National Mediation Board to represent Midwest Airlines’ mechanics and related employees and Midwest Airlines’ stock clerks, respectively. The Company expects to hear the results of the respective elections in May and June 2004.

Regional Services Alliance – In April 2004, Skyway Airlines, Inc. announced it was in discussions with Delta Air Lines to operate Delta Connection’s Fairchild 328JET fleet. Skyway has been evaluating opportunities to operate aircraft for other airlines, which would constitute a shift in its business model. To date, Skyway has provided connections for Midwest Airlines while operating as Midwest Connect, as well as providing point-to-point service in select Midwestern markets.

Property Tax Exemption – On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption have been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The Company is working with the State of Wisconsin on an appeal or other action to reduce or eliminate the potential effect of the decision. The Company believes there will be no retroactive impact of the decision.

CRS Regulations – Pursuant to a DOT ruling in 2003, most regulations governing the computer reservation systems (“CRS”) industry were lifted on January 31, 2004. Two remaining restrictions are to be phased out in July 2004. One prohibits CRS firms from favoring one airline’s flight listings over another, and the second restricts the CRS companies from making an airline provide all of its fares. The Company is currently evaluating the effect of these regulatory changes on its operations.

Competition – On April 15, 2004, Northwest Airlines announced additional nonstop service from Milwaukee. The announcement related to new service to three destinations currently served by the Company and additional frequencies on existing routes. The announcement also included a change in equipment on several business routes from mainline jet service to regional jet service. This change in service represents an approximate 8% net increase in Northwest Airlines scheduled service capacity from Milwaukee.

Litigation – Dornier Aviation (North America) Inc. (“DANA”) Liquidating Trust filed litigation against Skyway Airlines, disputing the validity of $3.5 million of credit memorandums used by the Company to purchase aircraft parts and services. The credit memorandums obtained by the Company were associated with the acquisition of the Dornier 328JET aircraft and through subsequent resolution of Dornier’s cancellation of the 428JET program. The Company contends the credit memorandums were properly applied.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s market risk since December 31, 2003.

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

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.

(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

Date Filed	Date of Report	Item
January 6, 2004	December 31, 2003	The Company filed a news release under Item 5 of Form 8-K reporting the change in name of the Company to Midwest Air Group, Inc.
January 14, 2004	January 13, 2004	The Company filed a news release under Item 12 of Form 8-K reporting December performance data
January 28, 2004	January 28, 2004	The Company filed a news release under Item 12 of Form 8-K reporting fourth quarter and full year 2003 financial results

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Air Group, Inc.
Date: May 10, 2004	By:	/s/ Timothy E. Hoeksema
Timothy E. Hoeksema Chairman of the Board, President and Chief Executive Officer
Date: May 10, 2004	By:	/s/ Robert S. Bahlman
Robert S. Bahlman Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
MIDWEST AIR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit No.	Description

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.

(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.