Form 10-Q
period 2004-06-30
MIDWEST AIR GROUP INC
filed 2004-08-09
CIK 948845

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________to____________________

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

Yes     X      No

As of July 31, 2004, there were 17,421,811 shares of Common Stock, $.01 par value, of the registrant outstanding.

MIDWEST AIR GROUP, INC.
FORM 10-Q
For the period ended June 30, 2004

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Passenger service	$92,313	$83,147	$176,244	$163,076
Cargo	1,233	1,252	2,296	2,536
Other	13,347	12,499	29,663	25,344

Total operating revenues	106,893	96,898	208,203	190,956

Operating expenses:
Salaries, wages and benefits	35,061	34,742	70,119	73,725
Aircraft fuel and oil	24,547	18,270	49,094	42,990
Commissions	2,671	2,820	5,113	6,201
Dining services	1,847	1,451	3,809	4,713
Station rental, landing and other fees	9,567	8,354	20,569	19,535
Aircraft maintenance materials and repairs	10,101	7,297	18,736	15,234
Depreciation and amortization	4,346	5,487	8,867	10,844
Aircraft rentals	9,434	12,307	19,289	18,709
Other	12,220	11,725	25,722	22,482

Total operating expenses	109,794	102,453	221,318	214,433

Operating loss	(2,901)	(5,555)	(13,115)	(23,477)

Other (expense) income:
Interest income	387	176	737	480
Interest expense	(946)	(499)	(1,889)	(987)
Other, net	(4)	11,432	(8)	11,431

Total other (expense) income	(563)	11,109	(1,160)	10,924

(Loss) income before income tax provision (credit)	(3,464)	5,554	(14,275)	(12,553)
Income tax provision (credit)	7	1,944	(3,940)	(4,393)

Net (loss) income	$(3,471)	$3,610	$(10,335)	$(8,160)

(Loss) income per common share – basic	$(0.20)	$0.23	$(0.59)	$(0.53)

(Loss) income per common share – diluted	$(0.20)	$0.23	$(0.59)	$(0.53)

Weighted average shares – basic	17,417,911	15,516,279	17,411,900	15,514,299
Weighted average shares – diluted	17,417,911	15,538,228	17,411,900	15,514,299

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

ASSETS	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$103,229	$88,267
Accounts receivable, net	5,221	4,273
Inventories	8,289	7,546
Prepaid expenses	9,504	9,076
Restricted cash	24,244	26,056
Deferred income taxes	8,671	8,662

Total current assets	159,158	143,880

Property and equipment, net	185,218	192,805
Aircraft purchase deposits and pre-delivery progress payments	24,095	37,714
Other assets, net	14,613	21,840

Total assets	$383,084	$396,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,348	$4,882
Income taxes payable	4,900	6,838
Current maturities of long-term debt	3,167	1,743
Air traffic liability	40,684	39,759
Unearned revenue	13,973	14,285
Accrued liabilities	36,953	37,108

Total current liabilities	105,025	104,615

Long-term debt	52,277	53,642
Long-term debt on pre-delivery progress payments	15,934	27,244
Deferred income taxes	11,272	13,359
Noncurrent scheduled maintenance expense	2,051	2,176
Accrued pension and other postretirement benefits	17,897	15,473
Deferred frequent flyer partner revenue	6,853	7,047
Deferred revenue	46,676	39,834
Other noncurrent liabilities	10,743	8,532

Total liabilities	268,728	271,922

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
18,129,011 and 18,108,959 shares issued at June 30, 2004
and December 31, 2003, respectively	181	181
Additional paid-in capital	45,469	45,171
Treasury stock, at cost	(15,580)	(15,578)
Retained earnings	84,430	94,765
Cumulative other comprehensive loss	(144)	(222)

Total shareholders' equity	114,356	124,317

Total liabilities and shareholders' equity	$383,084	$396,239

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss	$(10,335)	$(8,160)
Items not involving the use of cash:
Depreciation and amortization	8,867	10,844
Deferred income taxes	(2,096)	(4,430)
Other, net	6,354	6,939
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	6,266
Inventories	20	747
Prepaid expenses	(703)	182
Restricted cash	1,812	(10,491)
Other assets	297	333
Accounts payable	466	(178)
Deferred frequent flyer partner revenue	(756)	(1,096)
Accrued liabilities	(1,523)	7,744
Unearned revenue	250	(8,274)
Accrued pension	2,502	2,017
Air traffic liability	925	2,818
Other non-current liabilities	6,831	(47)

Net cash provided by operating activities	11,667	5,214

Investing activities:
Capital expenditures	(1,631)	(9,173)
Aircraft purchase deposits and pre-delivery progress payments	--	(18,428)
Aircraft purchase deposits returned	13,512	16,393
Proceeds from sale of property and equipment	766	535
Other, net	1,782	(1,003)

Net cash provided by (used in) investing activities	14,429	(11,676)

Financing activities:
Funding of pre-delivery progress payments	--	16,962
Return of pre-delivery progress payments	(11,223)	(13,615)
Payment on note payable	--	(3,531)
Other, net	89	171

Net cash used in financing activities	(11,134)	(13)

Net increase (decrease) in cash and cash equivalents	14,962	(6,475)
Cash and cash equivalents, beginning of period	88,267	41,498

Cash and cash equivalents, end of period	$103,229	$35,023

Supplemental non-cash activities:
Non-cash incentives	$5,947	$19,813
Supplemental cash flow information:
Cash paid (received) for:
Income taxes	$13	$(8,998)
Interest	631	226

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2004 and 2003 and as of June 30, 2004 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.‘s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

The Company is party to litigation incidental to its business. Management believes that no existing litigation is likely to have a materially adverse effect on the Company’s consolidated financial position or results of operations.

2.	Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect, constitute the reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’sAnnual Report on Form10-K for the year ended December 31, 2003. Financial information for the three- and six-month periods ended June 30, 2004 and 2003, for the two segments, Midwest Airlines and Skyway, follows (in thousands).

Three Months Ended June 30, 2004
	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$88,447	$19,781	($ 1,335)	$106,893
(Loss) income before income tax provision	(3,681)	217	--	(3,464)
Income tax provision	--	7	--	7
Net (loss) income	(3,681)	210	--	(3,471)
Three Months Ended June 30, 2003
	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$79,836	$18,436	($ 1,374)	$96,898
Income (loss) before income tax provision (credit)	6,110	(556)	--	5,554
Income tax provision (credit)	2,139	(195)	--	1,944
Net income (loss)	3,971	(361)	--	3,610
Six Months Ended June 30, 2004
	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$174,185	$36,432	($ 2,414)	$208,203
Loss before income tax credit	(11,243)	(3,032)	--	(14,275)
Income tax credit	(2,647)	(1,293)	--	(3,940)
Net loss	(8,596)	(1,739)	--	(10,335)
Six Months Ended June 30, 2003
	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$159,462	$34,209	($ 2,715)	$190,956
Loss before income tax credit	(6,137)	(6,416)	--	(12,553)
Income tax credit	(2,147)	(2,246)	--	(4,393)
Net loss	(3,990)	(4,170)	--	(8,160)

3.	Asset Dispositions

Year-to-date 2004 results include $1.2 million (pre-tax) in lease expense on three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during this period. During the first six-months of 2003, five DC-9 aircraft were disposed of for a total of $4.6 million (pre-tax) in disposition costs reflected in lease costs.

4.	New Accounting Pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarial equivalent to Medicare Part D. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by FASB Statement No. 106, “Employers’Accounting for Postretirement Benefits Other Than Pensions.” The FASB issued FASB Staff Position (“FSP”) FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), which requires disclosing the effects of the Act as well as allowing sponsors to defer recognition of the effects of the Act until the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the impact of FSP No. 106-2 as it relates to the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit costs and has elected to defer recognition of the effects of the Act. Accordingly, any measures of the APBO and net periodic postretirement benefit costs in the financial statements or the accompanying footnotes do not reflect the effects of the Act.

5.	Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of June 30, 2004, the amount of unused credit memos totaled $4.7 million and is recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the related leases.

6.	Shareholders’Equity

At June 30, 2004, the Company had two stock-based employee compensation plans and one stock plan for outside directors, which are described more fully in Note 7 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”and its related interpretations. Accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan in the unaudited condensed consolidated financial statements in this filing. Compensation expense was recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan.

Had compensation costs for the Company’s stock option plans been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the three- and six-month periods ended June 30, 2004 and 2003 would have been reduced or increased, as the case may be, to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income:
As reported	$(3,471)	$3,610	$(10,335)	$(8,160)
Add: Total stock-based employee compensation
expense recognized, net of related tax effect	116	--	186	--
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods, net of related tax effect	(336)	(330)	(624)	(654)

Pro forma	$(3,691)	$3,280	$(10,773)	$(8,814)

Net (loss) income per share - basic:
As reported	$(0.20)	$0.23	$(0.59)	$(0.53)
Pro forma	$(0.21)	$0.21	$(0.62)	$(0.57)
Net (loss) income per share - diluted:
As reported	$(0.20)	$0.23	$(0.59)	$(0.53)
Pro forma	$(0.21)	$0.21	$(0.62)	$(0.57)

The following table is a reconciliation of the weighted average shares outstanding for the three- and six-month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding	17,418	15,516	17,412	15,514
Effect of dilutive securities:
Stock options (1) (2)	--	--	--	--
Warrants (3)	--	--	--	--
Convertible Debt (3)	--	--	--	--
Shares issuable under the 1995 Stock
Plan for Outside Directors (4)	--	22	--	--

Weighted average shares outstanding
assuming dilution	17,418	15,538	17,412	15,514

(1)	Stock options outstanding under the 1995 Stock Option Plan of 44 were excluded from the calculation for the three months ended June 30, 2004, as their effect was anti-dilutive. Stock options outstanding under the 1995 Stock Option Plan of 41 and 0 were excluded from the calculations for the six months ended June 30, 2004 and 2003, respectively, as their effect was anti-dilutive.

(2)	Stock options outstanding under the 2003 All-Employee Stock Option Plan of 190 were excluded from the calculation for the three- and six-months ended June 30, 2004, as their effect was anti-dilutive.
(3)	Warrants and/or convertible senior secured notes issued by the Company were excluded from the June 30, 2004 calculation due to their effect being anti-dilutive.
(4)	Shares issuable under the 1995 Stock Plan for Outside Directors of 36 were excluded from the calculation for the three months ended June 30, 2004, as their effect was anti-dilutive. Shares issuable under the 1995 Stock Plan for Outside Directors of 36 and 20 were excluded from the calculations for the six months ended June 30, 2004 and 2003, respectively, as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders in August 2003, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72, which amounts are subject to adjustment pursuant to certain anti-dilution provisions. The warrants expire in August 2013. None of the warrants had been exercised as of June 30, 2004. The Company also sold convertible senior secured notes to certain qualified institutional investors and accredited investors in late 2003 to raise proceeds during the restructuring process. The convertible senior secured notes are generally convertible at any time at the option of the note holders into shares of common stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. None of the notes had been converted as of June 30, 2004.

7.	Income Taxes

Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company will no longer record income tax benefit on losses effective with the second quarter 2004. The effective tax rate decreased to 0.2% and 27.6% for the three- and six-month period ended June 30, 2004.

8.	Comprehensive (Loss) Income

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive (loss) income. Comprehensive (loss) income was ($3.5) million and ($10.3) million for the three- and six-month periods ended June 30, 2004, and $3.6 million and ($8.6) million for the three- and six-month periods ended June 30, 2003, respectively. The difference between the net (loss) income and comprehensive (loss) income for the three- and six-month periods ended June 30, 2004 and 2003 is due to the required accounting for the Company’s changes in minimum pension liabilities and derivative financial instruments, respectively.

9.	Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement with this credit card processor was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). At June 30, 2004, the restricted cash balance was $24.2 million. In the first quarter of 2004, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2005. This extension included a provision to lower the cash holdback amount from 100% to 80% of advance sales provided certain financial covenants are met. The Company achieved the monthly covenants in April, May and June 2004. However, the Company did not achieve the quarterly covenant for the three-month period ended June 30, 2004. The Company and credit card processor are currently in discussions to determine what, if any, adjustments will be made to the holdback amount as the credit card processor has the right to request a 100% holdback. The Company also has agreements with American Express, Diners Club and Discover. As of June 30, 2004, only American Express had retained cash related to credit card processing totaling $1.0 million. If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all processors (less amounts currently under holdback) as of July 31, 2004 was approximately $5.8 million.

10.	Retirement and Benefit Plans

The net periodic benefit cost of benefit pension plans for the three- and six-month periods ending June 30, 2004 and 2003, respectively, includes the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net Periodic
Benefit Cost
Service cost	$325	$232	$650	$464	$251	$188	$502	$376
Interest cost	302	225	603	450	177	140	353	280
Expected return on assets	(90)	(58)	(180)	(116)	--	--	--	--
Amortization of:
Prior service cost (credit)	80	80	160	160	(7)	(7)	(15)	(15)
Actuarial loss	115	49	231	98	44	20	87	40

Total net periodic benefit cost	$732	$528	$1,464	$1,056	$465	$340	$927	$681

The Company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $1.6 million to its qualified pension plan in 2004. As of June 30, 2004, $0.3 million of contributions have been made. On April 10, 2004, the President signed into law the Pension Funding Equity Act of 2004 (the “Pension Act”). The Pension Act provides temporary pension funding relief for U.S. companies by replacing the interest rate on the discontinued 30-year Treasury bond with a rate based on a composite of long-term corporate bonds for years 2004 and 2005, which lowers required pension funding obligations during these two years. As a result of the Pension Act, the current year qualified plan funding requirements of the Company have been reduced, and the Company expects to make one additional contribution of approximately $0.1 million to the qualified pension plan for the remainder of the year.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Overview

(Dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Net Change	2004	2003	Net Change
Total Operating Revenue	$106.9	$96.9	$10.0	$208.2	$191.0	$17.2
Total Operating Expenses	$109.8	$102.5	$7.3	$221.3	$214.4	$6.9
Operating Loss	$(2.9)	$(5.6)	$2.7	$(13.1)	$(23.5)	$10.4
Net (Loss) Income	$(3.5)	$3.6	$(7.1)	$(10.3)	$(8.2)	$(2.1)

Results to date for 2004 include $1.2 million (pre-tax) in lease expense on three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during 2004. The results for the first six months of 2003 included $11.4 million (pre-tax) in other income for payment received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs and $4.6 million in lease expense associated with the disposition of five DC-9 aircraft.

In the second quarter 2004 compared to the second quarter 2003, revenue increased 10.0%, unit costs declined significantly in most cost categories and both Midwest Connect and Saver Service positively impacted results; however, higher than expected fuel prices and a continuing overall poor revenue yield environment, primarily caused by increased competition, prevented the Company from returning to profitability.

Saver Service, which was initiated in August 2003, has enabled Midwest Airlines to carry a significantly increased number of passengers to leisure-oriented destinations. Saver Service represented 44% of the total scheduled service capacity of Midwest Airlines during the second quarter of 2004 and had a significant impact on both unit revenues and unit costs. As anticipated, unit revenues declined as Saver Service was offered at lower fares to stimulate travel. The result was higher flight load factors and lower revenue yields in these markets in the second quarter 2004 compared to second quarter 2003, but more revenue per flight segment than if these routes would have been operated with Signature Service. Saver Service has a positive impact on unit costs, since Saver Service added about 25% more seats on each corresponding flight segment. In total, Saver Service continued to meet the Company’s expectations in revenue generation, cost reduction and customer satisfaction during the second quarter.

Midwest Connect financial results improved measurably in the second quarter 2004 compared to second quarter 2003. In late 2003, schedule changes were implemented to shorten the flight lengths of the 328JET aircraft and focus its operations in higher revenue yield markets and markets that feed traffic to/from Milwaukee. In the second quarter of 2004, revenue per seat mile increased 24.1% – the combination of a 3.4 percentage point increase in load factor and a 16.6% increase in revenue yield. Also, the number of connecting passengers to Midwest Airlines increased more than 50%. Primarily due to the shorter flight lengths, cost per available seat mile at Midwest Connect increased 15.8%.

Company unit costs were also favorably impacted by the cost restructuring completed in 2003 and the transition to new Boeing 717 aircraft. The restructuring plan resulted in unit cost reductions in most categories, with the major impact on the labor, commissions and aircraft rental line items. The Company completed its transition from DC-9 aircraft to Boeing 717 aircraft during the second of quarter 2004, 14 months after the transition was initiated. The impact of this fleet replacement on unit costs most affected the fuel, maintenance materials and aircraft rentals line items.

Fuel prices were substantially higher than anticipated during the second quarter, with gradual price increases occurring throughout the quarter and continuing into the third quarter. The average fuel prices in the first and second quarters of 2004 have been the highest in the Company’s history. Fuel consumption totaled approximately 40.7 million gallons year-to-date, a reduction from the 41.7 million gallons used during the first six months of 2003, primarily due to using more fuel-efficient Boeing 717 aircraft. Each penny change in fuel price currently results in a change to quarterly operating results of approximately $200,000.

The Company continues to adjust to changes in competition and industry pricing initiatives, particularly in the Milwaukee market. In the third quarter of 2004, Northwest Airlines increased service in several Milwaukee markets, but at the same time transitioned from large jet aircraft to regional jets on several business routes. AirTran Airways and US Airways have discontinued service in several Milwaukee markets. The Company has also experienced multiple low-fare pricing initiatives from other airlines attempting to gain market share or stimulate traffic. However, the Company’s share of passenger enplanements in Milwaukee during the second quarter of 2004 increased 3.7 percentage points, to 39.5%. The Company intends to vigorously compete in the changing environment by offering what we believe are superior airline services at competitive fares.

During the second quarter of 2004, the Company placed into service one Boeing 717 aircraft, replacing its last DC-9 aircraft. In addition, two Beech 1900D aircraft were removed from service and the associated leases terminated. The Company plans to place one additional Boeing 717 aircraft into service in each of the third and fourth quarters of this year.

The Company’s unrestricted cash position improved slightly during the second quarter of 2004, increasing $1.9 million to $103.2 million.

Subsequent sections contain a more detailed discussion of revenue and cost comparisons for the second quarter.

Operating Statistics
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Midwest Airlines Operations
Origin & Destination Passengers	578,547	463,968	1,131,755	918,691
Revenue Passenger Miles (000s)	595,860	460,130	1,179,937	928,870
Scheduled Service Available Seat Miles (000s)	877,531	686,161	1,795,313	1,453,912
Total Available Seat Miles (000s)	908,496	703,921	1,875,815	1,487,576
Load Factor (%)	67.9%	67.1%	65.7%	63.9%
Revenue Yield	$0.1227	$0.1417	$0.1194	$0.1398
Revenue per Scheduled Service ASM (1)	$0.0871	$0.0995	$0.0821	$0.0935
Total Cost per Total ASM	$0.1009	$0.1199	$0.0984	$0.1184
Average Passenger Trip Length (miles)	1,030	992	1,043	1,011
Number of Flights	9,194	8,818	18,701	19,035
Into-plane Fuel Cost per Gallon	$1.232	$0.924	$1.200	$1.020
Full-time Equivalent Employees at End of Period	2,008	1,965	2,008	1,965
Aircraft in Service at End of Period	28	29	28	29
Midwest Connect Operations
Origin & Destination Passengers	169,822	148,738	320,733	282,515
Revenue Passenger Miles (000s)	51,002	55,500	93,037	101,469
Scheduled Service Available Seat Miles (000s)	88,725	102,547	174,027	203,279
Total Available Seat Miles (000s)	88,725	102,562	174,027	203,337
Load Factor (%)	57.5%	54.1%	53.5%	49.9%
Revenue Yield	$0.3770	$0.3232	$0.3796	$0.3277
Revenue per Scheduled Service ASM (1)	$0.2222	$0.1790	$0.2086	$0.1675
Total Cost per Total ASM	$0.2192	$0.1893	$0.2255	$0.2017
Average Passenger Trip Length (miles)	300	373	290	359
Number of Flights	13,846	13,863	27,344	28,042
Into-plane Fuel Cost per Gallon	$1.273	$0.997	$1.238	$1.086
Full-time Equivalent Employees at End of Period	723	556	723	556
Aircraft in Service at End of Period	22	25	22	25

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue
Operating Revenues:
Passenger service	$0.093	86.4%	$0.103	85.8%	$0.086	84.7%	$0.096	85.4%
Cargo	0.001	1.1%	0.002	1.3%	0.001	1.1%	0.002	1.3%
Other	0.013	12.5%	0.015	12.9%	0.015	14.2%	0.015	13.3%

Total Operating Revenues	$0.107	100.0%	$0.120	100.0%	$0.102	100.0%	$0.113	100.0%

Operating Expenses:
Salaries, wages and benefits	$0.035	32.8%	$0.043	35.8%	$0.034	33.7%	$0.044	38.6%
Aircraft fuel and oil	0.025	23.0%	0.023	18.9%	0.024	23.6%	0.025	22.5%
Commissions	0.003	2.5%	0.003	2.9%	0.003	2.4%	0.004	3.2%
Dining services	0.002	1.7%	0.002	1.5%	0.002	1.8%	0.003	2.5%
Station rental, landing, other fees	0.010	9.0%	0.010	8.6%	0.010	9.9%	0.012	10.2%
Aircraft maint., materials and repairs	0.010	9.4%	0.009	7.5%	0.009	9.0%	0.009	8.0%
Depreciation and amortization	0.004	4.1%	0.007	5.7%	0.004	4.3%	0.006	5.7%
Aircraft rentals	0.009	8.8%	0.015	12.7%	0.009	9.3%	0.011	9.8%
Other	0.012	11.4%	0.015	12.1%	0.013	12.3%	0.013	11.8%

Total Operating Expenses	$0.110	102.7%	$0.127	105.7%	$0.108	106.3%	$0.127	112.3%

Total ASMs (000s)	997,221		806,483		2,049,842		1,690,913

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Three Months Ended June 30, 2004
Compared With Three Months Ended June 30, 2003

Operating Revenues
Company operating revenues totaled $106.9 million in second quarter 2004, a $10.0 million, or 10.3%, increase from second quarter 2003. Passenger revenues accounted for 86.4% of total revenues and increased $9.2 million, or 11.0%, from second quarter 2003 to $92.3 million. The increase is attributable to a 25.5% increase in passenger volume, as measured by scheduled service revenue passenger miles, partially caused by a 1.5 percentage point increase in load factor. The increase was partially offset by an 11.5% decrease in passenger yield. The decrease in revenue yield was due primarily to reduced business fares, heavy industrywide fare discounting implemented to stimulate travel demand, increased competition in many markets including Midwest Airlines’ main base of operations in Milwaukee, and the introduction of Saver Service in August of 2003 – which resulted in more passengers at lower yields.

Midwest Airlines passenger revenue increased $7.9 million, or 12.1%, from 2003 to $73.1 million. This increase was primarily the result of a 29.5% increase in passenger volume due to Saver Service, as measured by scheduled service revenue passenger miles. The increase in traffic was partially offset by a decrease in revenue yield of 13.4% due to the factors described above. Total capacity, as measured by scheduled service ASMs, increased 27.9%, with 11.5% due to the conversion of routes to Saver Service and 16.4% due to schedule additions and modifications.

Midwest Connect passenger revenue increased $1.3 million, or 7.2%, from second quarter 2003 to $19.2 million. This increase was primarily the result of a 16.6% increase in revenue yield, caused mostly by schedule changes that resulted in a transition to shorter flights with higher yields. The yield increase was partially offset by an 8.1% decline in passenger volume, as measured by scheduled service revenue passenger miles, which was caused primarily by a 13.5% reduction in capacity. More passengers were carried for shorter distances in second quarter 2004 compared with second quarter 2003 as the average passenger trip decreased 19.5% to 300 miles.

Revenue from cargo and other services increased $0.8 million in second quarter 2004. Revenue from charter sales increased $0.3 million in second quarter 2004 due to the Company’s agreement with The Mark Travel Corporation. Service fee revenue also increased $0.3 million due to an increased volume of ticket changes and associated administrative fees.

Operating Expenses
Second quarter 2004 operating expenses increased $7.3 million, or 7.2%, from second quarter 2003. The majority of the increase is due to total aircraft fuel and oil expense increasing $6.3 million, or 34.4%, to $24.5 million for the second quarter of 2004. Total operating costs per total ASM (unit costs) at Midwest Airlines decreased 15.8% to $0.10 in second quarter 2004; Midwest Connect’s cost per total ASM increased 15.8% to $0.22.

Salaries, wages and benefits increased $0.3 million to $35.1 million in second quarter of 2004. This was primarily due to a decrease in the labor rates and fringe benefits ($0.2 million) and an increase in head count ($0.4 million), primarily at Midwest Connect.

Aircraft fuel and oil and associated taxes increased $6.3 million, or 34.4%, to $24.5 million in second quarter 2004. Into-plane fuel prices increased 32.2% in second quarter 2004, averaging $1.24 per gallon versus $0.94 per gallon in second quarter 2003, and resulted in a $5.9 million (pre-tax) unfavorable price impact (calculated by applying 2003 prices to actual gallons consumed in 2004 and comparing the result to actual 2004 expense). Fuel consumption increases resulted in a $0.3 million (pre-tax) unfavorable impact in the quarter (calculated by applying 2003 prices to the actual change in gallons consumed in 2004 relative to 2003), primarily as a result of an increase in the number of flights. In second quarter 2004, consumption of fuel per available seat mile declined 17.8% compared with second quarter 2003.

Dining services costs increased $0.4 million, or 27.3%, from second quarter 2003 to $1.8 million. Total dining services costs per Midwest Airlines passenger increased from $2.96 in second quarter 2003 to $3.08 for second quarter 2004 – the result of pricing changes.

Station rental, landing and other fees increased $1.2 million, or 14.5%, from second quarter 2003 to $9.6 million. The increase is due primarily to increased costs in ground handling ($0.3 million), landing fees ($0.4 million), and facility and gateway rent ($0.6 million). On a cost per total ASM basis, these costs decreased 7.4%.

Aircraft maintenance material costs increased $2.8 million, or 38.4%, from second quarter 2003 to $10.1 million. The DC-9 aircraft retirements in 2003 had a positive accounting impact on engine overhaul costs in 2003 so that by comparison to 2004, engine overhaul costs are $2.6 million higher or $4.5 million in 2004. On a cost per total ASM basis, these costs increased 11.9%.

Depreciation and amortization decreased $1.1 million, or 20.8%, from second quarter 2003 to $4.3 million, due primarily to the retirement of the DC-9 fleet and associated capitalized parts. On a cost per total ASM basis, these costs decreased 35.9%.

Aircraft rental costs decreased $2.9 million, or 23.3%, from second quarter 2003 to $9.4 million. The decrease was due primarily to the disposal of five DC-9 aircraft in 2003 for $4.6 million (pre-tax) in aircraft disposition costs that appeared in aircraft rental costs, as well as lower lease rates on remaining aircraft in the Company fleet as a result of the restructuring. This was partially offset by increased lease costs associated with the Boeing 717 aircraft that entered service following the second quarter of 2003. On a cost per total ASM basis, these costs decreased 38.0%.

Other operating expenses increased $0.5 million, or 4.2%, from second quarter 2003 to $12.2 million. Cost increases were primarily due to frequent flyer-related costs ($0.7 million), early retirement of an engine ($0.5 million) and facilities rent ($0.4 million) due to the sale/leaseback of the Company’s headquarters facility in November 2003. These were partially offset by reductions in legal services ($0.6 million) and property taxes ($0.6 million). On a cost per total ASM basis, other operating expenses decreased 15.7%.

Other Income (Expense)
Other income (expense) decreased $11.7 million from second quarter 2003 to ($0.6) million. Included in second quarter 2003 other income was an $11.4 million (pre-tax) payment received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs.

Provision for Income Taxes
Income tax provision for second quarter 2004 was less than $0.1 compared to $1.9 million 2003. The effective tax rates for the second quarters of 2004 and 2003 were 0.2% and 35.0%, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company will no longer record income tax benefits on losses effective with the second quarter 2004.

Net (Loss) Income
Net loss for second quarter 2004 was ($3.5) million, a decrease of $7.1 million from second quarter 2003 net income of $3.6 million. The net loss margin decreased to (3.2)% in the second quarter 2004 from 3.7% in the second quarter 2003.

Six Months Ended June 30, 2004
Compared With Six Months Ended June 30, 2003

Operating Revenues
Company operating revenues totaled $208.2 million for the six months ended June 30, 2004, a $17.2 million, or 9.0%, increase from the first six months of 2003. Passenger revenues accounted for 84.7% of total revenues and increased $13.2 million, or 8.1%, from 2003 to $176.2 million. The increase was attributable to a 23.5% increase in passenger volume, as measured by revenue passenger miles, and partially offset by a 12.5% decrease in yield. Load factor increased from 62.2% in 2003 to 64.6% in 2004.

Midwest Airlines passenger revenue increased $11.1 million, or 8.6%, from 2003 to $140.9 million in 2004. This increase was primarily the result of a 27.0% increase in passenger volume, as measured by revenue passenger miles, and partially offset by a 14.6% decrease in revenue yield. Total Midwest Airlines capacity, as measured by scheduled service ASMs, increased 23.5% due to the introduction of Saver Service and new Signature Service routes. Load factor increased from 63.9% in 2003 to 65.7% in 2004.

Midwest Connect passenger revenue increased by $2.1 million, or 6.2%, from 2003 to $35.3 million in 2004. A 15.8% increase in revenue yield was caused by schedule changes that resulted in a transition to shorter flights with higher yields and increased pricing in certain markets. The yield increase was partially offset by an 8.3% decrease in passenger volume, which was caused by a 14.4% reduction in capacity. More passengers were carried for shorter distances in 2004 compared with 2003 as the average passenger trip decreased 19.2% to 290 miles.

The Company’s revenue from cargo and other services increased $4.1 million, or 14.6%, from 2003 to $32.0 million in 2004. Midwest Airlines benefited from increased revenue from charter sales as more aircraft time was available for charter service, and the Company had exclusive charter rights for eight professional sports teams during 2004 compared with seven in 2003. The increased charter revenue was partially offset by a $0.2 million decrease in cargo revenue.

Operating Expenses
Company operating expenses increased $6.9 million, or 3.2%, from 2003 to $221.3 million in 2004. The increase was due to higher fuel costs ($6.1 million); aircraft maintenance, material, and repairs ($3.5 million); and frequent flyer costs ($1.1 million). The increase was partially offset by a reduction in salaries, wages and benefits ($3.6 million) and depreciation and amortization expense ($2.0 million). The Company’s cost per total ASM decreased 14.9%.

Salaries, wages and benefits decreased $3.6 million, or 4.9%, from 2003 to $70.1 million in 2004. The labor decrease was primarily due to an average lower headcount during the six months ended June 30, 2004 ($3.7 million) as well as lower labor rates ($1.2 million), partially offset by increased costs for fringe benefits ($0.6 million). On a cost per total ASM basis, labor costs decreased from 4.4¢ in 2003 to 3.4¢ in 2004.

Aircraft fuel and oil and associated taxes increased $6.1 million, or 14.2%, from 2003 to $49.1 million in 2004. Into-plane fuel prices increased 17.0% in 2004, averaging $1.21 per gallon in 2004 versus $1.03 per gallon in 2003, resulting in a $7.2 million unfavorable (pre-tax) price impact (calculated by applying 2003 prices to actual gallons consumed in 2004 and comparing the result to actual 2004 expense). Fuel consumption decreases resulted in a $1.0 million (pre-tax) favorable impact in the quarter (calculated by applying 2003 prices to the actual reduction in gallons consumed in 2004 relative to 2003), primarily as a result of more fuel-efficient Boeing 717 aircraft replacing older DC-9 aircraft. During 2004, consumption of fuel per available seat mile declined 19.5% compared with 2003.

Travel agent and credit card commissions decreased $1.1 million, or 17.5%, from 2003 to $5.1 million. On a cost per total ASM basis, commissions decreased 32.0% from 2003. The decrease was primarily due to the elimination of standard travel agency commissions as of March 2003. Commissions, as a percentage of passenger revenue, decreased from 3.8% in 2003 to 2.9% in 2004.

Dining service costs decreased $0.9 million, or 19.2%, from 2003 to $3.8 million in 2004. The decrease was due to the elimination of complimentary onboard meal service in March 2003. Total dining service costs per Midwest Airlines passenger decreased 33.2%, from $4.85 in 2003 to $3.24 in 2004.

Station rental, landing and other fees increased $1.0 million, or 5.3%, from 2003 to $20.6 million in 2004. The increase is due primarily to higher costs for ground handling ($0.5 million), landing fees ($0.3 million), and facility and gateway rent ($0.7 million). This was partially offset by a $0.3 million decrease in deicing and glycol. On a cost per total ASM basis, these costs decreased 13.1%.

Maintenance costs increased $3.5 million, or 23.0%, from 2003 to $18.7 million. The DC-9 aircraft retirements in 2003 had a positive accounting impact on engine overhaul costs in 2003 so that by comparison to 2004, engine overhaul costs are higher in 2004. On a cost per total ASM basis, this category increased 1.5%.

Depreciation and amortization decreased $2.0 million, or 18.2%, from 2003 to $8.9 million in 2004. Depreciation was lower as the DC-9 fleet was essentially replaced quarter over quarter with leased Boeing 717s. On a cost per total ASM basis, these costs decreased 32.5%.

Other operating expenses increased $3.2 million, or 14.4%, from 2003 to $25.7 million in 2004. The increase was primarily due to cost increases in frequent flyer-related expenses ($1.1 million), facilities rental ($0.9 million), charter service costs ($0.7 million), advertising ($0.7 million), and flight standards/training expenses ($0.6 million). These increases were partially offset by a decrease of $0.6 million in legal services costs due to the Company’s 2003 restructuring efforts. On a cost per total ASM basis, these costs decreased 5.6%.

Other Income (Expense)
Other income (expense) decreased $12.1 million from 2003 to ($1.2) million in 2004. Included in second quarter 2003 other income was an $11.4 million (pre-tax) payment received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs.

Credit for Income Taxes
Income tax credit for the first six months of 2004 was ($3.9) million, a decrease of $0.5 million from the 2003 credit of ($4.4) million. The effective tax rate for the first six months of 2004 and 2003 was 27.6% and 35.0%, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company will no longer record income tax benefits on losses effective with the second quarter 2004.

Net Loss
Net loss for the first six months of 2004 was ($10.3) million, which reflects an increase of $2.1 million from the 2003 net loss of ($8.2) million. The net loss margin increased to (5.0)% in 2004 from (4.3)% in 2003.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $103.2 million at June 30, 2004, compared with $88.3 million at December 31, 2003. At June 30, 2004, the restricted cash balance was $24.2 million, compared with $26.1 million at December 31, 2003. The change in restricted cash is primarily attributable to a decrease in the credit card holdback amount, which is discussed in more detail in Note 9 to the unaudited condensed consolidated financial statements (as noted in Note 9, the Company and credit card processor are currently in discussions to determine what, if any, adjustments will be made to the holdback amount as the credit card processor currently has the right to request that the holdback be increased from 80% to 100%).

The unrestricted cash balance at June 30, 2004 reflects the favorable impact of the use of credit memos received from certain suppliers associated with the delivery of each Boeing 717 aircraft, as discussed more fully below, and a reduction in the percent of cash held back (from 100% to 80% as discussed in Note 9 to the condensed consolidated financial statements) by the processor of Visa/MasterCard transactions.

As of June 30, 2004, the Company had a working capital surplus of $54.1 million compared with a $39.3 million surplus as of December 31, 2003. The change in working capital as of June 30, 2004 is primarily related to the increase in unrestricted cash discussed above.

Operating Activities
Net cash provided by operations for the six months ended June 30, 2004 totaled $11.7 million. Cash provided by operations for the six months ended June 30, 2004 primarily reflects the effects of the use of credit memos related to the acquisition of Boeing 717 aircraft. Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments, and engine maintenance agreements; therefore, the majority of these expenses for the quarter involved no cash outlay. As of June 30, 2004, the amount of unused credit memos totaled $4.7 million and is recorded as other assets in the unaudited condensed consolidated balance sheet. The credits available for aircraft lease payments were used up during the first quarter of 2004. During the second quarter of 2004 and on a go-forward basis, the Company expects to make lease payments primarily from cash flows from operations. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases. In addition to the credits, net cash provided from operations increased due to the reduction in cash holdback on advance sales by the Mastercard/Visa processor, resulting in reduced restricted cash.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2004 totaled $14.4 million compared with $3.0 million provided by investing activities for the year ended December 31, 2003. The change in net cash provided from investing activities during the six months ended June 30, 2004 is primarily related to purchase deposits that were returned for the four Boeing 717 deliveries in the first six months of 2004. Capital spending totaled $3.2 million; however, credits were used for a portion of such spending, with cash outlay of $1.6 million for the six months ended June 30, 2004. Capital expenditures consisted primarily of costs associated with the acquisition of additional spare parts for the Boeing 717 fleet.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2004 was $11.1 million, which was primarily related to the return of progress payments to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with four Boeing 717 aircraft delivered to the Company during 2004. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to Boeing for the Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with KfW with the assistance of Rolls-Royce. Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, the Company owed $15.3 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than half completed.

With the KfW loan agreement and a commitment from Boeing Capital Corporation (“BCC”) to finance the Boeing 717 aircraft, the Company believes it has requisite financing for the remaining firm aircraft deliveries under the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that it will be unable to meet the conditions.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of June 30, 2004, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 11 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed in Note 5 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company issued promissory notes to its lessors and lenders as part of the restructuring lease and debt agreements described in the Recent Developments section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The aggregate principal amount of these notes is $7.5 million. Principal and interest (fixed at 10%) on these “moratorium notes” are payable, in arrears, in 36 monthly installments beginning with the first payment that was made during July 2004.

As a result of the restructuring of the lease and debt agreements, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $18.6 million as of June 30, 2004. This contingent obligation terminates in July 2006.

2004 and Beyond
The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2004 and beyond. Absent adverse factors outside the control of the Company – such as terrorist attacks or fear of terrorist attacks, further substantial deterioration in the industry revenue environment, or significant increases in fuel prices from second quarter 2004 prices – the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2004. Key cash flow items for 2004 and beyond include:

•	The Company anticipates capital spending to be approximately $7.0 million for 2004 and is expected to be $8-10 million annually for the next two years, excluding aircraft acquisitions that the Company expects it will lease. The Company expects most of the spending to be for spare parts for the Boeing 717 program and continued maintenance support of the Midwest Airlines and Skyway fleets. Some of the capital spending will be completed using credit memos.
•	The Company estimates net interest expense at $2 million in 2004.
•	The Company expects non-cash expenses arising primarily from depreciation to contribute $15-17 million to annual cash flow in 2004.
•	The Company estimates that defined benefit pension plan contributions will amount to approximately $0.4 million in 2004.
•	The Company anticipates an estimated $4.8 million income tax payment in the third quarter 2004. This payment is associated with the settlement of prior years’ tax issues with the Internal Revenue Service.
•	Payment of principal and interest on the lender and lessor moratorium notes began in third quarter 2004, with the principal portion of the payment totaling approximately $1.3 million for the year. Principal due under the notes for 2005 and 2006 will total approximately $2.5 million each year, ending with principal payments totaling $1.2 million in 2007.
•	The Company has various covenants in its loan agreements as discussed in Note 5 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes all covenants will be complied with during 2004 unless significant unforeseen events occur.

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

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company’s Securities and Exchange Commission filings. The Company assumes no obligation, and disclaims any obligation, to update information contained in this Quarterly Report on Form 10-Q, including forward-looking statements, as a result of facts, events or circumstances after the date of the report.

Labor Relations – In March and April 2004, the International Brotherhood of Teamsters filed petitions with the National Mediation Board to represent Midwest Airlines’ mechanics and related employees and Midwest Airlines’ stock clerks, respectively. The National Mediation Board has notified the Company that the mechanics and related employees and the stock clerks have voted against representation by the International Brotherhood of Teamsters.

Regional Services Alliance– In April 2004, Skyway announced it is in discussions with Delta Air Lines to operate Delta Connection’s Fairchild 328JET fleet. The discussions are a step toward expansion of Skyway’s business model to operate aircraft for airlines in addition to Midwest Airlines. To date, Skyway has provided connections for Midwest Airlines while operating as Midwest Connect, as well as providing point-to-point service in select Midwestern markets. Discussions with Delta Air Lines have continued, but no definitive agreement has been reached. The Company assumes no obligation, and disclaims any obligation, to update the status of these discussions until the parties reach an agreement or terminate their discussions.

Property Tax Exemption – On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption have been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The Company is working independently and with the State of Wisconsin on an appeal or other action to reduce or eliminate the potential effect of the decision. The Company is confident that it will prevail and believes there will be no retroactive impact of the decision. The Company has not recorded any reserve with respect to this matter.

CRS Regulations – Pursuant to a DOT ruling in 2003, most regulations governing the computer reservation systems (“CRS”) industry were lifted on January 31, 2004. Two remaining regulations were phased out in July 2004. One prohibited CRS firms from favoring one airline’s flight listings over another, and the second restricted the CRS companies from making an airline provide all of its fares. The Company is currently evaluating the effect of these regulatory changes on its operations.

Litigation – In December 2003, Dornier Aviation (North America) Inc. Liquidating Trust filed litigation against Skyway, disputing the validity of $3.5 million of credit memorandums used by the Company to purchase aircraft parts and services. The credit memorandums obtained by the Company were associated with the acquisition of the Fairchild 328JET aircraft and through subsequent resolution of Dornier’s cancellation of the 428JET program. The Company contends the credit memorandums were properly applied.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 22, 2004, the following individuals were elected to the Board of Directors:

	Authority Granted	Authority Withheld
John F. Bergstrom	13,536,374	1,411,067
Frederick P. Stratton, Jr	13,529,256	1,418,185
John W. Weekly	13,537,854	1,409,587

The terms of office for the following directors continued after the Company’s Annual Meeting: Samuel K. Skinner, Elizabeth T. Solberg, Richard Sonnentag, James G. Grosklaus, Timothy E. Hoeksema, Ulice Payne, Jr., David H. Treitel.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

Date Filed	Date of Report	Item
April 9, 2004	April 6, 2004	The Company filed a news release under Item 5 of Form 8-K
confirming that it is in discussions with Delta Air Lines,
Inc. to operate the Fairchild 328JET fleet of Delta
Connection, Inc.
April 9, 2004	April 8, 2004	The Company filed a news release under Item 12 of Form 8-K
reporting March 2004 performance data.
April 21, 2004	April 21, 2004	The Company filed a news release under Item 12 of Form 8-K
reporting financial results for the first quarter ended
March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Air Group, Inc.
Date: August 9, 2004	By /s/ Timothy E. Hoeksema
Timothy E. Hoeksema
Chairman of the Board, President and
Chief Executive Officer
Date: August 9, 2004	By /s/ Robert S. Bahlman
Robert S. Bahlman
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
MIDWEST AIR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit No.                        Description

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.