Form 10-Q
period 2004-09-30
MIDWEST AIR GROUP INC
filed 2004-11-09
CIK 948845

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes     X         No

As of October 31, 2004, there were 17,469,881 shares of Common Stock, $.01 par value, of the registrant outstanding.

MIDWEST AIR GROUP, INC.
FORM 10-Q
For the period ended September 30, 2004

INDEX

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
	PART II - OTHER INFORMATION
Item 6.	Exhibits	27
SIGNATURES		28

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Passenger service	$89,686	$81,810	$265,930	$244,885
Cargo	1,177	835	3,473	3,372
Other	12,548	12,260	42,211	37,603

Total operating revenues	103,411	94,905	311,614	285,860

Operating expenses:
Salaries, wages and benefits	36,145	33,875	106,264	107,600
Aircraft fuel and oil	28,438	17,909	77,532	60,899
Commissions	2,635	2,637	7,748	8,839
Dining services	1,835	1,630	5,644	6,342
Station rental, landing and other fees	9,211	7,822	29,780	27,356
Aircraft maintenance materials and repairs	10,263	8,186	28,999	23,421
Depreciation and amortization	4,212	5,124	13,079	15,968
Aircraft rentals	10,201	6,230	29,490	24,939
Other	13,425	16,624	39,147	39,106

Total operating expenses	116,365	100,037	337,683	314,470

Operating loss	(12,954)	(5,132)	(26,069)	(28,610)

Other (expense) income:
Interest income	496	215	1,233	696
Interest expense	(979)	(542)	(2,868)	(1,529)
Other, net	(2)	(4)	(10)	11,427

Total other (expense) income	(485)	(331)	(1,645)	10,594

Loss before income tax credit	(13,439)	(5,463)	(27,714)	(18,016)
Income tax credit	(29)	(1,912)	(3,969)	(6,305)

Net loss	$(13,410)	$(3,551)	$(23,745)	$(11,711)

Loss per common share - basic	$(0.77)	$(0.23)	$(1.36)	$(0.75)

Loss per common share - diluted	$(0.77)	$(0.23)	$(1.36)	$(0.75)

Weighted average shares - basic	17,431,684	15,517,411	17,418,543	15,515,348
Weighted average shares - diluted	17,431,684	15,517,411	17,418,543	15,515,348

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$96,272	$88,267
Accounts receivable, net	4,166	4,273
Inventories	8,856	7,546
Prepaid expenses	10,353	9,076
Restricted cash	28,421	26,056
Deferred income taxes	8,606	8,662

Total current assets	156,674	143,880

Property and equipment, net	183,705	192,805
Aircraft purchase deposits and pre-delivery progress payments	21,821	37,714
Other assets, net	13,560	21,840

Total assets	$375,760	$396,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,104	$4,882
Income taxes payable	869	6,838
Current maturities of long-term debt	3,176	1,743
Air traffic liability	46,596	39,759
Unearned revenue	14,004	14,285
Accrued liabilities	39,732	37,108

Total current liabilities	109,481	104,615

Long-term debt	51,340	53,642
Long-term debt on pre-delivery progress payments	13,972	27,244
Deferred income taxes	9,167	13,359
Noncurrent scheduled maintenance expense	2,062	2,176
Accrued pension and other postretirement benefits	18,973	15,473
Deferred frequent flyer partner revenue	6,875	7,047
Deferred revenue	48,870	39,834
Other noncurrent liabilities	13,632	8,532

Total liabilities	274,372	271,922

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares
authorized, no shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares
authorized, 18,165,057 and 18,108,959 shares issued at
September 30, 2004 and December 31, 2003, respectively	182	181
Additional paid-in capital	45,910	45,171
Treasury stock, at cost	(15,580)	(15,578)
Retained earnings	71,020	94,765
Cumulative other comprehensive loss	(144)	(222)

Total shareholders' equity	101,388	124,317

Total liabilities and shareholders' equity	$375,760	$396,239

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(23,745)	$(11,711)
Items not involving the use of cash:
Depreciation and amortization	13,079	15,968
Deferred income taxes	(4,136)	(3,781)
Other, net	6,763	23,054
Changes in operating assets and liabilities:
Accounts receivable	(189)	3,034
Inventories	(108)	917
Prepaid expenses	(1,552)	(1,378)
Restricted cash	(2,365)	(33,477)
Other assets	382	(936)
Accounts payable	222	(1,301)
Deferred frequent flyer partner revenue	(942)	(1,563)
Accrued liabilities	(2,712)	(4,940)
Unearned revenue	489	(10,778)
Accrued pension	3,578	2,150
Air traffic liability	6,837	9,152
Other non-current liabilities	11,933	2,290

Net cash provided by (used in) operating activities	7,534	(13,300)

Investing activities:
Capital expenditures	(3,516)	(11,256)
Aircraft purchase deposits and pre-delivery progress payments	(1,157)	(21,528)
Return of purchase deposits and pre-delivery progress payments	16,945	26,335
Proceeds from sale of property and equipment	788	1,866
Other, net	1,288	(811)

Net cash provided by (used in) investing activities	14,348	(5,394)

Financing activities:
Proceeds from convertible debt issuance	--	14,871
Funding of pre-delivery progress payments	900	19,816
Payment of debt associated with progress payments	(14,074)	(21,874)
Payment on note payable	--	(5,500)
Other, net	(703)	(1,039)

Net cash (used in) provided by financing activities	(13,877)	6,274

Net increase (decrease) in cash and cash equivalents	8,005	(12,420)
Cash and cash equivalents, beginning of period	88,267	41,498

Cash and cash equivalents, end of period	$96,272	$29,078

Supplemental non-cash activities:
Non-cash incentives	$7,451	$24,251
Supplemental cash flow information:
Cash paid (received) for:
Income taxes	$4,304	$(8,984)
Interest	1,924	898

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2004 and 2003 and as of September 30, 2004 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.‘s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

Certain prior year consolidated financial statement items and related note disclosures have been reclassed to conform to the current year’s presentation.

The Company is party to litigation incidental to its business. Management believes that no existing litigation is likely to have a materially adverse effect on the Company’s consolidated financial position or results of operations.

2.	Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect, constitute the reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’sAnnual Report on Form 10-K for the year ended December 31, 2003. Financial information for the three- and nine-month periods ended September 30, 2004 and 2003, for the two segments, Midwest Airlines and Skyway, follows (in thousands).

Three Months Ended September 30, 2004

	Midwest	Skyway	Elimination	Consolidated

Operating revenues	$83,895	$20,887	$(1,371)	$103,411
Loss before income tax credit	(12,475)	(964)	--	(13,439)
Income tax credit	--	(29)	--	(29)
Net loss	(12,475)	(935)	--	(13,410)

Three Months Ended September 30, 2003

	Midwest	Skyway	Elimination	Consolidated

Operating revenues	$77,587	$18,633	$(1,315)	$94,905
(Loss) income before income tax (credit) provision	(5,486)	23	--	(5,463)
Income tax (credit) provision	(1,920)	8	--	(1,912)
Net (loss) income	(3,566)	15	--	(3,551)

Nine Months Ended September 30, 2004

	Midwest	Skyway	Elimination	Consolidated

Operating revenues	$258,080	$57,319	$(3,785)	$311,614
Loss before income tax credit	(23,718)	(3,996)	--	(27,714)
Income tax credit	(2,647)	(1,322)	--	(3,969)
Net loss	(21,071)	(2,674)	--	(23,745)

Nine Months Ended September 30, 2003

	Midwest	Skyway	Elimination	Consolidated

Operating revenues	$237,049	$52,841	$(4,030)	$285,860
Loss before income tax credit	(11,623)	(6,393)	--	(18,016)
Income tax credit	(4,067)	(2,238)	--	(6,305)
Net loss	(7,556)	(4,155)	--	(11,711)

3.	Asset Dispositions

Year-to-date 2004 results include $1.2 million (pre-tax) in aircraft rental expense on three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during this period. During the first nine months of 2003, six DC-9 aircraft were disposed of for a total of $4.7 million (pre-tax) in disposition costs reflected in lease costs.

4.	New Accounting Pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by the Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The FASB issued FASB Staff Position (“FSP”) SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), which requires disclosing the effects of the Act as well as allowing sponsors to defer recognition of the effects of the Act until the first interim or annual period beginning after June 15, 2004. Beginning with the third quarter 2004, the Company has adopted the guidance respecting the Act and has determined that there is no material impact as it relates to the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit costs. Accordingly, any measures of the APBO and net periodic postretirement benefit costs in the financial statements or the accompanying footnotes will not be impacted by the Act.

5.	Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments and engine maintenance agreements. As of September 30, 2004, the amount of unused credit memos totaled $3.6 million and is recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases, whereas the related asset is being depleted as purchases are made.

6.	Shareholders’Equity

At September 30, 2004, the Company had two stock-based employee compensation plans and one stock plan for outside directors, which are described more fully in Note 7 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”and its related interpretations. Accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan in the unaudited condensed consolidated financial statements in this filing. Compensation expense was recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan.

Had compensation costs for the Company’s stock option plans been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share for the three- and nine-month periods ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(13,410)	$(3,551)	$(23,745)	$(11,711)
Add: Total stock-based employee compensation
expense recognized, net of related tax effect	279	--	465	--
Deduct: Total stock-based employee compensation
expense determined under fair value based
methods, net of related tax effect	(576)	(334)	(1,200)	(988)

Pro forma	$(13,707)	$(3,885)	$(24,480)	$(12,699)

Net loss per share – basic:
As reported	$(0.77)	$(0.23)	$(1.36)	$(0.75)
Pro forma	$(0.79)	$(0.25)	$(1.41)	$(0.82)
Net loss per share – diluted:
As reported	$(0.77)	$(0.23)	$(1.36)	$(0.75)
Pro forma	$(0.79)	$(0.25)	$(1.41)	$(0.82)

The following table is a reconciliation of the weighted average shares outstanding for the three- and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average shares outstanding	17,432	15,517	17,419	15,515
Effect of dilutive securities:
Stock options (1) (2)	--	--	--	--
Warrants (3)	--	--	--	--
Convertible Debt (3)	--	--	--	--
Shares issuable under the 1995 Stock
Plan for Outside Directors (4)	--	--	--	--

Weighted average shares outstanding
assuming dilution	17,432	15,517	17,419	15,515

(1)	Stock options outstanding under the 1995 Stock Option Plan of 14 and 51 were excluded from the calculation for the three months ended September 30, 2004 and 2003, as their effect was anti-dilutive. Stock options outstanding under the 1995 Stock Option Plan of 48 and 10 were excluded from the calculations for the nine months ended September 30, 2004 and 2003, respectively, as their effect was anti-dilutive.

(2)	Stock options outstanding under the 2003 All-Employee Stock Option Plan of 182 and 263, respectively, were excluded from the calculation for the three- and nine-months ended September 30, 2004, as their effect was anti-dilutive.

(3)	Warrants and convertible senior secured notes issued by the Company were excluded from the September 30, 2004 and 2003 calculation, as their effect was anti-dilutive.

(4)	Shares issuable under the 1995 Stock Plan for Outside Directors of 39 and 23 were excluded from the calculation for the three months ended September 30, 2004 and 2003, as their effect was anti-dilutive. Shares issuable under the 1995 Stock Plan for Outside Directors of 40 and 21 were excluded from the calculations for the nine months ended September 30, 2004 and 2003, respectively, as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders in August 2003, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72, which amounts are subject to adjustment pursuant to certain anti-dilution provisions. The warrants expire in August 2013. None of the warrants had been exercised as of September 30, 2004.

The Company also sold convertible senior secured notes to certain qualified institutional investors and accredited investors in late 2003 to raise financing during the restructuring process. The convertible senior secured notes are generally convertible at any time at the option of the note holders into shares of common stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. As of September 30, 2004, $0.1 million of the notes had been converted to 28,000 shares of the Company’s common stock.

In the third quarter of 2004, $0.3 million in expense was recognized and 264,000 options were granted to employees when the market price was greater than the strike price.

7.	Income Taxes

Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records income tax benefit on losses effective with the second quarter of 2004. The effective tax rate was 0.2% and 14.3% for the three- and nine-month period ended September 30, 2004. As of September 30, 2004, the Company has recorded federal net operating losses of $20.7 million, which begin to expire in 2023. There is a valuation allowance of $5.9 million recorded against the federal net operating losses.

8.	Comprehensive Loss

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive (loss) income. Comprehensive loss was ($13.4) million and ($23.7) million for the three- and nine-month periods ended September 30, 2004, and ($3.6) million and ($11.3) million for the three- and nine-month periods ended September 30, 2003, respectively. The difference between the net loss and comprehensive loss for the nine-month periods ended September 30, 2004 and 2003 is due to the required accounting for the Company’s changes in minimum pension liabilities and derivative financial instruments.

9.	Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement with this credit card processor was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2004, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2005. This extension included a provision to lower the cash holdback amount from 100% to 80% of advance sales provided certain financial covenants are met. The Company achieved the monthly covenants in July, August and September 2004. However, the Company did not achieve the quarterly covenant for the quarter ended September 30, 2004. The Company and credit card processor are currently in discussions to determine what, if any, adjustments will be made to the holdback amount as the credit card processor has the right to request up to a 100% holdback as a result of the covenant violation. As of September 30, 2004, the retained cash amount was 80% of the credit card processor’s risk exposure, or approximately $22.9 million.

The Company also has agreements with American Express, Diners Club and Discover. Of these credit card processors, only American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $23.9 million in restricted cash for MasterCard/Visa and American Express). If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all processors (less amounts currently under holdback) as of October 31, 2004 was approximately $13.2 million.

10.	Retirement and Benefit Plans

The net periodic benefit cost of benefit pension plans for the three- and nine-month periods ending September 30, 2004 and 2003, respectively, includes the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net
Periodic Benefit Cost
Service cost	$325	$232	$975	$696	$251	$187	$753	$563
Interest cost	301	225	904	675	176	140	529	420
Expected return on assets	(90)	(58)	(270)	(174)	--	--	--	--
Amortization of:
Prior service cost (credit)	80	80	240	240	(8)	(8)	(23)	(23)
Actuarial loss	116	49	347	147	43	20	130	60

Total net periodic benefit cost	$732	$528	$2,196	$1,584	$462	$339	$1,389	$1,021

The Company disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $1.6 million to its qualified pension plan in 2004. As of September 30, 2004, contributions of $0.4 million have been made, which is the total amount of contributions required for 2004 based upon the Pension Funding Equity Act of 2004 (the “Pension Act”). The Company is contributing less than initially expected in 2004 because the Pension Act lowered the Company’s required pension funding obligation for 2004. The Pension Act, signed into law on April 10, 2004, provides temporary pension funding relief for U.S. companies by replacing the interest rate on the discontinued 30-year Treasury bond with a rate based on a composite of long-term corporate bonds for years 2004 and 2005. This reduces required pension funding obligations during 2004 and 2005.

11.	Subsequent Events

In October 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. The collars, which have been designated as cash flow hedges, involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expirations dates. The Company does not hold or issue derivative instruments for trading purposes. As of the end of October 2004, all hedged jet fuel usage has fallen within the collar. At October 31, 2004, 17% of the fourth quarter 2004 and 20% of the first quarter 2005 estimated fuel consumption is hedged at approximately $49 per barrel, and the Company anticipates continuing to hedge future fuel purchases for 2004 and 2005 as circumstances and market conditions allow. The value of the contract will be determined using estimates of fair market value provided by the institutions that wrote the contract and accounted for as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” At November 9, 2004, 18.3% of the fourth quarter 2004 and 25.0% of the first quarter 2005 estimated fuel consumption is hedged at a ceiling price ranging from $1.71 to $1.93 per gallon and a floor price ranging from $1.50 to $1.68 per gallon, which includes into-plane costs.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Overview

(Dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Net Change	2004	2003	Net Change
Total Operating Revenue	$103.4	$94.9	$8.5	$311.6	$285.9	$25.7
Total Operating Expenses	$116.4	$100.0	$16.4	$337.7	$314.5	$23.2
Operating Loss	$(13.0)	$(5.1)	$(7.9)	$(26.1)	$(28.6)	$2.5
Net Loss	$(13.4)	$(3.6)	$(9.8)	$(23.7)	$(11.7)	$(12.0)

In third quarter 2004 compared with third quarter 2003, revenue increased 9.0% and unit costs (cost per available seat mile) declined significantly in most cost categories primarily due to increased capacity from Saver Service and implemented cost cutting measures; however, higher-than-expected fuel prices and a continuing overall poor revenue yield and load factor environment caused by competition and excess industry capacity prevented the Company from returning to profitability.

Results to date for 2004 include $1.2 million (pre-tax) in lease expense on three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during 2004. Results for the first nine months of 2003 included $11.4 million (pre-tax) in other income for payment received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs and $4.7 million (pre-tax) in lease expense associated with the disposition of DC-9 aircraft.

Saver Service, which was initiated in August 2003, has enabled Midwest Airlines to carry an increased number of passengers to leisure-oriented destinations. Saver Service represented 39% of the total scheduled service capacity of Midwest Airlines during the third quarter of 2004 and had a significant impact on both unit revenues and unit costs. As anticipated, unit revenues declined as Saver Service was offered at lower fares to stimulate travel. Saver Service has a positive impact on unit costs, since Saver Service added about 27% more seats on each corresponding flight segment.

Midwest Connect’s financial results improved in third quarter 2004 compared with third quarter 2003. In late 2003, schedule changes were implemented to shorten the flight lengths of the 328JET aircraft and focus Midwest Connect’s operations in higher revenue yield markets and markets that feed traffic to/from Milwaukee. In the third quarter of 2004, revenue per seat mile increased 12.3% – the combination of a 0.4 percentage point increase in load factor and an 11.5% increase in revenue yield. Also, the number of connecting passengers to Midwest Airlines increased more than 33%. Primarily due to the shorter flight lengths, cost per available seat mile at Midwest Connect increased 17.3%.

Company unit costs were also favorably impacted by the cost restructuring completed in 2003 and the transition to Saver Service. The restructuring plan resulted in unit cost reductions in most categories, with the major impact on the labor and commissions line items.

Fuel prices were substantially higher than forecasted during the third quarter 2004, with gradual price increases occurring throughout the quarter and continuing into the fourth quarter. Fuel prices in the first nine months of 2004 were the highest in the Company’s history averaging $1.27 per gallon. Fuel consumption totaled approximately 61.1 million gallons year-to-date, an increase from the 60.2 million gallons used during the first nine months of 2003, primarily due to an increase in flight hours; however, the increase was partially offset by the Company’s use of a greater number of more fuel-efficient Boeing 717 aircraft. Each penny change in fuel price currently results in a change of approximately $200,000 to quarterly operating results.

The Company continues to adjust to changes in competition and industry pricing initiatives, particularly in the Milwaukee market. In the third quarter of 2004, Northwest Airlines increased service in several Milwaukee markets, but at the same time transitioned from large jet aircraft to regional jets on several business routes. AirTran Airways and US Airways discontinued service in a two Milwaukee markets. The Company also experienced multiple low-fare pricing initiatives from other airlines attempting to gain market share or stimulate traffic. However, the Company’s share of passenger enplanements in Milwaukee during the third quarter of 2004 increased 4.1 percentage points, to 39.6%. The Company intends to vigorously compete in the changing environment by offering what it believes are superior airline services at competitive fares.

During the third quarter of 2004, the Company placed into service one additional Boeing 717 aircraft. The Company plans to place one additional Boeing 717 aircraft into service in December of this year.

The Company’s unrestricted cash position decreased during the third quarter of 2004 by $6.9 million to $96.3 million, primarily due to a $4.3 million tax payment and operating losses.

Subsequent sections contain a more detailed discussion of revenue and cost comparisons for the third quarter.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Midwest Airlines Operations
Origin & Destination Passengers	539,566	493,722	1,671,321	1,412,413
Scheduled Service Revenue Passenger Miles (000s)	555,211	486,319	1,735,148	1,415,189
Scheduled Service Available Seat Miles (000s)	914,894	692,837	2,710,207	2,146,749
Total Available Seat Miles (000s)	938,734	705,716	2,814,549	2,193,293
Load Factor (%)	60.7%	70.2%	64.0%	65.9%
Revenue Yield	$0.1249	$0.1310	$0.1212	$0.1367
Revenue per Scheduled Service ASM (1)	$0.0796	$0.0961	$0.0813	$0.0943
Total Cost per Total ASM	$0.1023	$0.1174	$0.0997	$0.1181
Average Passenger Trip Length (miles)	1,029	985	1,038	1,002
Number of Flights	9,549	8,609	28,250	27,644
Into-plane Fuel Cost per Gallon	$1.387	$0.955	$1.262	$1.000
Full-time Equivalent Employees at End of Period	2,018	1,951	2,018	1,951
Aircraft in Service at End of Period	29	30	29	30

Midwest Connect Operations
Origin & Destination Passengers	181,296	163,154	502,029	445,669
Scheduled Service Revenue Passenger Miles (000s)	56,094	55,750	149,131	157,218
Scheduled Service Available Seat Miles (000s)	95,220	95,375	269,248	298,654
Total Available Seat Miles (000s)	95,228	95,382	269,255	298,719
Load Factor (%)	58.9%	58.5%	55.4%	52.6%
Revenue Yield	$0.3626	$0.3251	$0.3732	$0.3268
Revenue per Scheduled Service ASM (1)	$0.2189	$0.1950	$0.2123	$0.1762
Total Cost per Total ASM	$0.2279	$0.1943	$0.2263	$0.1993
Average Passenger Trip Length (miles)	309	342	297	353
Number of Flights	14,733	13,705	42,077	41,747
Into-plane Fuel Cost per Gallon	$1.448	$1.033	$1.312	$1.069
Full-time Equivalent Employees at End of Period	785	604	785	604
Aircraft in Service at End of Period	22	25	22	25

(1)	Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.

Note: All statistics exclude charter operations except the following: Total Available Seat Miles (“ASMs”), Total Cost per Total ASM, Into-plane Fuel Cost, Number of Employees and Aircraft in Service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue
Operating Revenues:
Passenger service	$0.0868	86.7%	$0.1021	86.2%	$0.0862	85.3%	$0.0983	85.7%
Cargo	0.0011	1.2%	0.0011	0.9%	0.0011	1.1%	0.0013	1.2%
Other	0.0121	12.1%	0.0153	12.9%	0.0137	13.6%	0.0151	13.1%

Total Operating Revenues	$0.1000	100.0%	$0.1185	100.0%	$0.1010	100.0%	$0.1147	100.0%

Operating Expenses:
Salaries, wages and benefits	$0.0349	35.0%	$0.0423	35.7%	$0.0345	34.1%	$0.0432	37.6%
Aircraft fuel and oil	0.0275	27.5%	0.0224	18.9%	0.0251	24.9%	0.0244	21.3%
Commissions	0.0025	2.5%	0.0033	2.8%	0.0025	2.5%	0.0036	3.1%
Dining services	0.0018	1.8%	0.0020	1.7%	0.0018	1.8%	0.0025	2.2%
Station rental, landing, other fees	0.0089	8.9%	0.0098	8.2%	0.0097	9.6%	0.0110	9.6%
Aircraft maint., materials and repairs	0.0099	9.9%	0.0102	8.6%	0.0094	9.3%	0.0094	8.2%
Depreciation and amortization	0.0041	4.0%	0.0064	5.4%	0.0042	4.2%	0.0064	5.6%
Aircraft rentals	0.0099	9.9%	0.0078	6.6%	0.0096	9.5%	0.0100	8.7%
Other	0.0130	13.0%	0.0207	17.5%	0.0127	12.5%	0.0157	13.7%

Total Operating Expenses	$0.1125	112.5%	$0.1249	105.4%	$0.1095	108.4%	$0.1262	110.0%

Total ASMs (000s)	1,033,962		801,098		3,083,804		2,492,012

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Three Months Ended September 30, 2004
Compared With Three Months Ended September 30, 2003

Operating Revenues

Company operating revenues totaled $103.4 million in third quarter 2004, an $8.5 million, or 9.0%, increase from third quarter 2003. Passenger revenues accounted for 86.7% of total revenues and increased $7.9 million, or 9.6%, from third quarter 2003 to $89.7 million. The increase is attributable to a 12.8% increase in passenger volume, as measured by scheduled service revenue passenger miles. The increase was partially offset by a 2.8% decrease in passenger yield. The decrease in revenue yield was due primarily to reduced business fares, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in many markets including Midwest Airlines’ main base of operations in Milwaukee. Load factor decreased from 68.8% in 2003 to 60.5% in 2004.

Midwest Airlines passenger revenue increased $5.7 million, or 8.9%, from 2003 to $69.3 million. This increase was primarily the result of a 14.2% increase in passenger volume due to Saver Service, as measured by scheduled service revenue passenger miles. The increase in traffic was partially offset by a decrease in revenue yield of 4.7% due to the factors described above. Total capacity, as measured by scheduled service ASMs, increased 32.1%, with 10.9% due to the conversion of routes to Saver Service and 21.2% due to schedule additions and modifications.

Midwest Connect passenger revenue increased $2.2 million, or 12.2%, from third quarter 2003 to $20.3 million. This increase was primarily the result of an 11.5% increase in revenue yield, caused mostly by schedule changes that resulted in a transition to shorter flights with higher yields. More passengers were carried for shorter distances in third quarter 2004 compared with third quarter 2003 as the average passenger trip length decreased 9.5% to 309 miles.

Other revenues increased $0.3 million, or 2.3%, from third quarter 2003 to $12.5 million. Charter sales increased $0.2 million in third quarter 2004 due to the Company’s agreement with The Mark Travel Corporation. Due to increased volume, revenue from passenger service charges increased $0.3 million and ground-handling services revenue increased $0.3 million. The increase was partially offset by a decrease in frequent flyer partnership revenue of $0.7 million.

Operating Expenses

Third quarter 2004 operating expenses increased $16.4 million, or 16.4%, from third quarter 2003. The majority of the increase is due to total aircraft fuel and oil expense increasing $10.5 million, or 58.8%, to $28.4 million for the third quarter of 2004. Total operating costs per total ASM (unit costs) at Midwest Airlines decreased 12.8% to 10.23¢ in third quarter 2004 because of the increased capacity from Saver Service and cost reduction initiatives; Midwest Connect’s cost per total ASM increased 17.3% to 22.79¢.

Salaries, wages and benefits increased $2.3 million, or 6.7%, to $36.1 million in the third quarter of 2004. This was due to an increase in headcount because of a 12.0% increase in flight hours and an 8.8% increase in the number of segments ($1.4 million), and an increase in labor rates and fringe benefits ($0.9 million).

Aircraft fuel and oil and associated taxes increased $10.5 million, or 58.8%, to $28.4 million in third quarter 2004. Into-plane fuel prices increased 44.2% in third quarter 2004, averaging $1.40 per gallon versus $0.97 per gallon in third quarter 2003, and resulted in a $8.6 million (pre-tax) unfavorable price impact (calculated by applying 2003 prices to actual gallons consumed in 2004 and comparing the result to actual 2004 expense). Fuel consumption increases resulted in a $1.9 million (pre-tax) unfavorable impact in the quarter (calculated by applying 2003 prices to the actual change in gallons consumed in 2004 relative to 2003), primarily as the result of an increase in the number of flight hours. In third quarter 2004, consumption of fuel per available seat mile declined 14.6% compared with third quarter 2003.

Station rental, landing and other fees increased $1.4 million, or 17.8%, from third quarter 2003 to $9.2 million. The increase is due primarily to increased costs in ground handling ($0.7 million), landing fees ($0.5 million) and security ($0.4 million). On a cost per total ASM basis, these costs decreased 8.8%.

Aircraft maintenance material costs increased $2.1 million, or 25.4%, from third quarter 2003 to $10.3 million. Due to an increase in the flight hours for the Boeing 717 aircraft and the MD-80 aircraft, engine overhaul costs have increased $1.2 million in third quarter 2004 compared with third quarter 2003. On a cost per total ASM basis, these costs decreased 2.9%.

Depreciation and amortization decreased $0.9 million, or 17.8%, from third quarter 2003 to $4.2 million, due primarily to the retirement of the DC-9 fleet. On a cost per total ASM basis, these costs decreased 36.3%.

Aircraft rental costs increased $4.0 million, or 63.8%, from third quarter 2003 to $10.2 million. The increase was primarily due to increased lease costs associated with the Boeing 717 aircraft that entered service following the third quarter of 2003. On a cost per total ASM basis, these costs increased 26.9%.

Other operating expenses decreased $3.2 million, or 19.2%, from third quarter 2003 to $13.4 million. Cost decreases were primarily caused by reductions in legal services due to prior year pre-tax restructuring charges ($1.9 million), and the loss/gain recorded in 2003 for DC-9 and MD-80 aircraft ($3.4 million). These were partially offset by increases in advertising costs ($0.8 million), facility rent due to the sale/leaseback of the Company’s headquarters facility in November 2003 ($0.4 million), booking fees ($0.3 million), crew room expense ($0.1 million) and property taxes ($0.1 million). On a cost per total ASM basis, other operating expenses decreased 37.4%.

Other Expense

Other expense declined $0.2 million from third quarter 2003 to ($0.5) million, primarily due to an increase in interest expense of $0.4 million and an increase in interest income of $0.3 million.

Credit for Income Taxes

Income tax credit for third quarter of 2004 was less than ($0.1) million compared with ($1.9) million in the third quarter 2003. The effective tax rates for the third quarters of 2004 and 2003 were 0% and 35.0%, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records income tax benefits on losses effective with the second quarter of 2004.

Net Loss

Net loss for third quarter 2004 was ($13.4) million, an increase in net loss of $9.8 million from the third quarter 2003 net loss of ($3.6) million. The net loss margin increased to (13.0)% in third quarter 2004 from (3.7)% in third quarter 2003.

Nine Months Ended September 30, 2004
Compared With Nine Months Ended September 30, 2003

Operating Revenues

Company operating revenues totaled $311.6 million for the nine months ended September 30, 2004, a $25.7 million, or 9.0%, increase from the first nine months of 2003. Passenger revenues accounted for 85.3% of total revenues and increased $21.0 million, or 8.6%, from 2003 to $265.9 million. The increase was attributable to a 19.8% increase in passenger volume, as measured by revenue passenger miles, and partially offset by a 9.4% decrease in yield. Load factor decreased from 64.3% in 2003 to 63.2% in 2004.

Midwest Airlines passenger revenue increased $16.8 million, or 8.7%, from 2003 to $210.3 million in 2004. This increase was primarily the result of a 22.6% increase in passenger volume, as measured by revenue passenger miles, and partially offset by an 11.4% decrease in revenue yield. Total Midwest Airlines capacity, as measured by scheduled service ASMs, increased 26.2% due to the completed implementation of Saver Service and a new Signature Service route. Load factor decreased from 65.9% in 2003 to 64.0% in 2004.

Midwest Connect passenger revenue increased by $4.3 million, or 8.3%, from 2003 to $55.7 million in 2004. A 14.2% increase in revenue yield was caused by schedule changes that resulted in shorter flights with higher yields and increased pricing in certain markets. The yield increase was partially offset by a 5.1% decrease in passenger volume, which was caused by a 9.8% reduction in capacity. More passengers were carried for shorter distances in 2004 compared with 2003 as the average passenger trip length decreased 15.8% to 297 miles.

The Company’s revenue from cargo and other services increased $4.7 million, or 11.5%, from 2003 to $45.7 million in 2004. Midwest Airlines benefited from a $3.7 million increase in revenue from charter sales due to the contract with The Mark Travel Corporation and more aircraft time available for charter service. The increased charter revenue was partially offset by a $0.9 million decrease in frequent flyer partnership revenue.

Operating Expenses

Company operating expenses increased $23.2 million, or 7.4%, from 2003 to $337.7 million in 2004. The increase was due to higher fuel costs ($16.6 million); aircraft maintenance, material, and repairs ($5.6 million); and aircraft rentals ($4.6 million). The increase was partially offset by a reduction in depreciation and amortization expense ($2.9 million) and salaries, wages and benefits ($1.3 million). The Company’s cost per total ASM decreased 13.2%.

Salaries, wages and benefits decreased $1.3 million, or 1.2%, from 2003 to $106.3 million in 2004. The labor decrease was primarily due to an average lower headcount during the nine months ended September 30, 2004 ($2.3 million) as well as lower labor rates ($1.0 million), partially offset by increased costs for fringe benefits and incentive programs ($1.5 million). On a cost per total ASM basis, labor costs decreased from 4.3¢ in 2003 to 3.4¢ in 2004.

Aircraft fuel and oil and associated taxes increased $16.6 million, or 27.3%, from 2003 to $77.5 million in 2004. Into-plane fuel prices increased 25.5% in 2004, averaging $1.27 per gallon in 2004 versus $1.01 per gallon in 2003, resulting in a $15.8 million unfavorable (pre-tax) price impact (calculated by applying 2003 prices to actual gallons consumed in 2004 and comparing the result to actual 2004 expense). Fuel consumption increases resulted in a $0.8 million (pre-tax) unfavorable impact during the year (calculated by applying 2003 prices to the actual reduction in gallons consumed in 2004 relative to 2003), primarily as a result of a 23.7% increase in the total available seat miles. During 2004, consumption of fuel per available seat mile declined 18.0% compared with 2003.

Travel agent and credit card commissions decreased $1.1 million, or 12.3%, from 2003 to $7.7 million. On a cost per total ASM basis, commissions decreased 29.2% from 2003. The decrease was primarily due to an increase in the volume of direct sales. Commissions, as a percentage of passenger revenue, decreased from 3.6% in 2003 to 2.9% in 2004.

Dining service costs decreased $0.7 million, or 11.0%, from 2003 to $5.6 million in 2004. The decrease was due to the elimination of complimentary onboard meal service in March 2003. Total dining service costs per Midwest Airlines passenger decreased 23.5%, from $4.26 in 2003 to $3.26 in 2004.

Station rental, landing and other fees increased $2.4 million, or 8.9%, from 2003 to $29.8 million in 2004. The increase is due primarily to higher costs for ground handling ($1.2 million), landing fees ($0.8 million), and facility and gateway rent ($0.8 million). This was partially offset by a $0.4 million decrease in deicing. On a cost per total ASM basis, these costs decreased 12.0%.

Maintenance costs increased $5.6 million, or 23.8%, from 2003 to $29.0 million. In 2003, accruals for engine overhauls on the DC-9 fleet were favorably impacted due to the retirement of the aircraft; therefore, engine overhaul costs are higher in 2004 compared with 2003. On a cost per total ASM basis, this category increased 0.1%.

Depreciation and amortization decreased $2.9 million, or 18.1%, from 2003 to $13.1 million in 2004. Depreciation was lower as the owned DC-9 fleet was essentially replaced quarter over quarter with leased Boeing 717s. On a cost per total ASM basis, these costs decreased 33.8%.

Other Income (Expense)

Other income (expense) decreased $12.2 million from 2003 to ($1.6) million in 2004. Included in other income during 2003 was an $11.4 million (pre-tax) payment received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs.

Credit for Income Taxes

Income tax credit for the first nine months of 2004 was ($4.0) million, a decrease of $2.3 million from the 2003 credit of ($6.3) million. The effective tax rate for the first nine months of 2004 and 2003 was 14.3% and 35.0%, respectively.

Net Loss

Net loss for the first nine months of 2004 was ($23.7) million, which reflects an increase in net loss of $12.0 million from the 2003 net loss of ($11.7) million. The net loss margin increased to (7.6)% in 2004 from (4.1)% in 2003.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $96.3 million at September 30, 2004, compared with $88.3 million at December 31, 2003. At September 30, 2004, the restricted cash balance was $28.4 million, compared with $26.1 million at December 31, 2003. The change in restricted cash is primarily attributable to the seasonality of ticket sales. Toward the end of the year, more people use tickets already purchased than buy new tickets. Therefore, holdback amounts, as discussed more fully below, will decrease toward the end of the year as purchased tickets are used. The restricted cash balance primarily consists of $23.9 million related to credit card processors and $4.4 million related to collateral for workers’ compensation and letters of credit.

The increase in the unrestricted cash balance at September 30, 2004 reflects the favorable impact of the use of credit memos received from certain suppliers associated with the delivery of each Boeing 717 aircraft, as discussed more fully below, and a reduction in the percentage of cash held back by the processor of MasterCard/Visa transactions. As noted in Note 9 to the condensed consolidated financial statements, the Company and credit card processor are currently in discussions to determine what, if any, adjustments will be made to the holdback amount as the credit card processor currently has the right to request that the holdback be increased from 80% to as much as 100%.

As of September 30, 2004, the Company had a working capital surplus of $47.2 million compared with a $39.3 million surplus as of December 31, 2003. The change in working capital as of September 30, 2004 is primarily related to the increase in unrestricted cash discussed above.

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2004 totaled $7.5 million. Cash provided by operations for the nine months ended September 30, 2004 primarily reflects the effects of the use of credit memos related to the acquisition of Boeing 717 aircraft. Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of September 30, 2004, the amount of unused credit memos totaled $3.6 million and is recorded as other assets in the unaudited condensed consolidated balance sheet. The credit memos available for aircraft lease payments were used up during the first quarter of 2004. From the second quarter 2004 forward, the Company has made and expects to make lease payments primarily from cash flows from operations. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement ratably over the term of the related leases. Net cash provided by operations was also positively impacted by DC-9 lease payment subsidies that the Company negotiated in connection with its acquisition of Boeing 717 aircraft ($3.9 million), which are being amortized over the life of the Boeing leases, and by the Total Service Package ($3.2 million), a maintenance agreement for engines pursuant to which the Company makes cash payments at an effective engine flight hour rate, but recognizes expense over the life of the agreement at an average engine flight hour rate.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2004 totaled $14.3 million. The change in net cash provided by investing activities during the nine months ended September 30, 2004 is primarily related to purchase deposits that were returned to the Company for the five Boeing 717 deliveries in the first nine months of 2004, of which a portion related to those funded by Kreditanstalt fur Wiederaufbau Bank (“KfW”). Capital spending totaled $5.9 million; however, credit memos were used for a portion of such spending, with cash outlay totaling $3.5 million for the nine months ended September 30, 2004. Capital expenditures consisted primarily of costs associated with the acquisition of additional spare parts for the Boeing 717 fleet.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2004 was $13.9 million, primarily related to the return of progress payments to KfW associated with five Boeing 717 aircraft delivered to the Company during 2004. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to Boeing for the Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with KfW with the assistance of Rolls-Royce. Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 5 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As of September 30, 2004, the Company owed $14.0 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than half completed.

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

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of September 30, 2004, the Qualified Plan assets were invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 11 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed in Note 5 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements described in the Recent Developments section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The aggregate principal amount of these notes is $7.5 million. Principal and interest (fixed at 10%) on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. Payments on the Basic Moratorium Notes began in July 2004 for a total of $0.6 million in principal payments as of September 30, 2004.

As a result of the restructuring of the lease and debt agreements, the Company significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $21.6 million as of September 30, 2004. This contingent obligation terminates in July 2006.

2004 and Beyond

The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2004 and beyond. Absent adverse factors outside the control of the Company – such as terrorist attacks or fear of terrorist attacks, further substantial deterioration in the industry revenue environment, or significant increases in fuel prices from third quarter 2004 prices – the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2004. Key cash flow items for 2004 and beyond include:

•	The Company anticipates total capital spending to be approximately $7.0 million for 2004 and is expected to be $8-10 million annually for the next two years, excluding aircraft acquisitions that the Company expects it will lease. The Company expects most of the spending to be for spare parts for the Boeing 717 program and continued maintenance support of the Midwest Airlines and Skyway fleets. Some of the capital spending will be funded using credit memos.
•	The Company’s goal is to attain annualized costs savings of $15-20 million through changes in labor productivity and other cost reductions, which includes the planned move of heavy maintenance operations for its MD-80 aircraft to an outside organization.
•	The Company estimates net interest expense at $2.0 million in 2004.
•	The Company expects non-cash expenses arising primarily from depreciation to contribute $17-18 million to annual cash flow in 2004.
•	The Company estimates that defined benefit pension plan contributions to be paid in 2005 will amount to approximately $1.5 million.

•	Payment of principal and interest on the lender and lessor moratorium notes began in third quarter 2004, with the principal portion of the payment totaling approximately $1.3 million for the year. Principal due under the notes for 2005 and 2006 will total approximately $2.5 million each year, ending with principal payments totaling $1.2 million in 2007.
•	The Company has various covenants in its loan agreements as discussed in Note 5 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes all covenants will be complied with during 2004 unless significant unforeseen events occur.

Pending Developments

This Form 10-Q filing, particularly this “Pending Developments” section and the “Overview” and “2004 and Beyond” sections above, contain forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the following:

•	the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
•	the Company's ability to benefit from premium pricing;
•	the Company's ability to differentiate its product from competing products;
•	the Company's ability to effectively compete;
•	increases in fuel costs or the failure of fuel costs to decline;
•	uncertainties related to the acquisition of aircraft;
•	uncertainties related to general economic factors;
•	uncertainties related to industry capacity;
•	industry conditions;
•	increased costs for security-related measures;
•	labor relations;
•	scheduling developments;
•	government regulations, including increased costs for compliance with new or enhanced government regulations;
•	increases in insurance costs;
•	potential delays related to acquired aircraft;
•	interest rate fluctuations;
•	aircraft maintenance and refurbishment schedules;
•	potential aircraft incidents and other events beyond the Company's control, including traffic congestion and weather conditions;

•	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations; and
•	resolution of matters relating to a Wisconsin ad valorem property tax exemption.

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

Property Tax Exemption – On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The State of Wisconsin has appealed the ruling. The Company has intervened in the case and joined in the appeal. The Company believes the appeal will be successful and has not recorded any reserve with respect to this matter.

Litigation – In December 2003, Dornier Aviation (North America) Inc. Liquidating Trust filed litigation against Skyway, disputing the validity of $3.5 million of credit memorandums used by the Company to purchase aircraft parts and services. The credit memorandums obtained by the Company were associated with the acquisition of the Fairchild 328JET aircraft and through subsequent resolution of Dornier’s cancellation of the 428JET program. The Company contends the credit memorandums were properly applied and has not recorded any reserve in respect to this matter.

Regional Services Alliance – In April 2004, Skyway announced it is in discussions with Delta Air Lines to operate Delta Connection’s Fairchild 328JET fleet. The discussions are a step toward expansion of Skyway’s business model to operate aircraft for airlines in addition to Midwest Airlines. To date, Skyway has provided connections for Midwest Airlines while operating as Midwest Connect, as well as providing point-to-point service in select Midwestern markets. Discussions with Delta Air Lines have resumed following a temporary suspension, with both airlines working toward timely closure. The Company assumes no obligation, and disclaims any obligation, to update the status of these discussions until the parties reach an agreement or terminate their discussions.

American Jobs Creation Act of 2004 – On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains $137 billion in tax cuts over a ten-year period beginning in 2005, which are mainly targeted at U.S. manufacturing businesses and multinational companies. The Company has not yet completed an assessment of how the Act might impact future operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

At November 9, 2004, 18.3% of the fourth quarter 2004 and 25.0% of the first quarter 2005 estimated fuel consumption is hedged at a ceiling price ranging from $1.71 to $1.93 per gallon and a floor price ranging from $1.50 to $1.68 per gallon, which includes into-plane costs. This action only provides protection against continued escalation from current prices. Additionally, there are hedges in place in the second and third quarters of 2005 for approximately 5% of total expected fuel usage.

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

Midwest Air Group, Inc.
Date: November 9, 2004	By:	/s/ Timothy E. Hoeksema
Timothy E. Hoeksema Chairman of the Board, President and Chief Executive Officer
Date: November 9, 2004	By:	/s/ Curtis E. Sawyer
Curtis E. Sawyer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
MIDWEST AIR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit No.	Description

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.

(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.

(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.