Form 10-K
period 2004-12-31
MIDWEST AIR GROUP INC
filed 2005-02-18
CIK 948845

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________________ to _______________________

Commission file number 1-13934

MIDWEST AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1828757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6744 South Howell Avenue Oak Creek, Wisconsin 53154
(Address of Principal executive offices) (Zip code)
414-570-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
(Title of Class)	(Names of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:	None
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

Yes     X         No

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of January 31, 2005 was approximately $72,853,328. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $4.17 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2004, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of January 31, 2005 is deemed to be an affiliate.

As of January 31, 2005, there were 17,470,822 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for registrant's Annual Meeting of Shareholders to be held on April 20, 2005 are incorporated by reference in Part III Items 10, 11, 12, 13 and 14.

MIDWEST AIR GROUP, INC.
FORM 10-K
For the fiscal year ended December 31, 2004

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, particularly the “Pending Developments” section, contains forward-looking statements that may state Midwest Air Group, Inc.‘s (the “Company”) or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the Risk Factors section of Item 1 of this Annual Report on Form 10-K and the following:

•	the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
•	increases in fuel costs or the failure of fuel costs to decline;
•	the Company's ability to benefit from premium pricing;
•	the Company's ability to differentiate its product from competing products;
•	the Company's ability to effectively compete;
•	uncertainties related to acquisition of aircraft;
•	uncertainties related to general economic factors;
•	industry conditions;
•	labor relations;
•	uncertainties concerning the Company's ability to attract and retain people in key positions;
•	scheduling developments;
•	government regulations, including increased costs for compliance with new or enhanced government regulations;
•	increases in insurance costs;
•	aircraft maintenance and refurbishment schedules;
•	potential delays related to acquired aircraft;
•	interest rate fluctuations;
•	increased costs for security-related measures;
•	potential aircraft incidents and other events beyond the Company's control, including traffic congestion and weather conditions;
•	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations;
•	resolution of matters relating to a Wisconsin ad valorem property tax exemption; and
•	resolution of matters relating to litigation filed by Dornier Aviation (North America) Inc. Liquidating Trust.

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

ITEM 1. BUSINESS

Background

The Company was reincorporated under the laws of the State of Wisconsin in 1996. It is a holding company and its principal subsidiary is Midwest Airlines, Inc., (“Midwest Airlines”). Midwest Airlines currently operates a passenger jet airline that serves major destinations throughout the United States from Milwaukee, Wisconsin, and Kansas City, Missouri.

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

Midwest Airlines began commercial operations in June 1984 with two DC-9-10 aircraft, serving three destinations from Milwaukee’s General Mitchell International Airport. Milwaukee, as Midwest Airlines’ original base of operations, is the main focus of its route structure. Midwest Airlines established Kansas City as an additional base of operations in September 2000.

Skyway Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), is a wholly owned subsidiary of Midwest Airlines, and serves as the regional airline for the Company. Midwest Connect began operations in early 1994 by taking over routes that Mesa Airlines, Inc. (“Mesa”) had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Airlines. Under the agreement, Mesa operated the system from 1989 to 1994 as Skyway Airlines, using Midwest Airlines’ airline code.

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

Midwest Airlines and Midwest Connect constitute the Company’s reportable segments. These reportable segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in Note 13 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The Company currently has three principal product offerings: Midwest Airlines Signature Service, Midwest Airlines Saver Service and Midwest Connect regional service. Midwest Airlines Signature Service, which is Midwest Airlines’ traditional product, is a single-class, premium-service passenger jet airline that caters to business travelers and, as of December 31, 2004, served 14 major cities in the United States from bases of operations in Milwaukee and Kansas City. In August 2003, the Company introduced low-fare Midwest Airlines Saver Service in high-volume, leisure-oriented markets from Milwaukee. As of December 31, 2004, Saver Service operated to seven cities. Midwest Connect builds feeder traffic and provides regional scheduled passenger service to cities primarily in the Midwest. The Company’s operating subsidiaries also provide aircraft charter services, transport air freight and mail, and provide other airline services.

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

Route Structure and Scheduling

Midwest Airlines Operations
Midwest Airlines currently has two bases of operations – Milwaukee and Kansas City. As of December 31, 2004, Midwest Airlines served 23 cities and was the largest carrier in Milwaukee, as measured by passenger enplanement data provided by the airport authority for 2004. Midwest Airlines provides nonstop service to most of its destinations from Milwaukee. Twelve other jet airlines serve Milwaukee’s airport. As of December 31, 2004, Midwest Airlines provided nonstop service from Kansas City to eight cities, and passengers in Kansas City can travel to most other cities throughout the route systems of Midwest Airlines and Midwest Connect via Milwaukee. Ten other jet airlines serve Kansas City’s airport.

Midwest Connect Operations
Although Midwest Connect’s operation is independent from Midwest Airlines – including separate pilot, flight attendant, aircraft maintenance and customer service personnel – Midwest Airlines coordinates Midwest Connect’s routes and schedules to complement Midwest Airlines service by providing passengers on short-haul, low-density routes the ability to connect to Midwest Airlines flights in Milwaukee without switching carrier systems. To enhance aircraft utilization and profitability, Midwest Connect also seeks to identify short-haul, low-density, point-to-point routes where there is likely to be consistent demand for air service even though there is no Milwaukee connection. As of December 31, 2004, Midwest Connect offered flights to 29 cities.

Codesharing Agreements
In 2003, Midwest Airlines continued a one-year renewable codeshare agreement with American Eagle that was originally established in 1998. Under the agreement, Midwest Airlines provided passengers with jet service to Boston, Dallas/Ft. Worth and Los Angeles, and American Eagle provided passengers with connecting service from those cities to select destinations throughout its system. In February 2004, the codeshare agreement with American Eagle was terminated. The Company believes that the termination of this agreement has not had a material impact on the Company’s results of operations.

In 2004, Midwest Airlines continued a five-year codeshare agreement established in March 2001 with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and select Midwestern cities. As of December 31, 2004, Midwest Airlines provided passengers with jet service to Kansas City, and Air Midwest provided passengers with connecting service from Kansas City to eight Midwestern cities. Both the Midwest Airlines and Air Midwest segments are designated in computer reservation systems with Midwest Airlines’ code.

Business Environment

The airline industry has undergone significant change in recent years. The stagnant economy and the events of September 11, 2001 began a decline in travel demand, primarily by business travelers who traditionally have paid higher airline fares, that severely impacted the industry. Since then, higher fuel prices, the continuing turmoil in the Middle East, and increased security measures have continued to increase costs. Combined with excess capacity in the industry and significantly increased competition from legacy and low-fare carriers, these factors have resulted in substantial declines in passenger revenue, higher costs and substantial losses at many airlines, including the Company.

Although the Company was profitable for 14 consecutive years through 2000, the fundamental changes in the industry caused significant financial losses and have required the Company to implement broad changes to its operations, aimed at returning the Company to profitability by improving revenue and aggressively reducing costs. These changes are discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

Aircraft Fuel

Because fuel costs constitute a significant portion of the Company’s operating costs (approximately 24% and 20% for 2004 and 2003, respectively), significant changes in fuel costs can materially affect the Company’s operating results. Fuel prices continue to be susceptible to political events and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. The Company has periodically entered into short-term option cap agreements in an attempt to reduce its exposure to jet fuel price fluctuations and currently has collars in place for a portion of the fuel usage for all of 2005. During 2004, $0.3 million was expensed because jet fuel prices have fallen outside the collar and $0.8 million recorded as a potential liability for future fuel prices that may fall outside of the collar. The collars for first quarter 2005 cover approximately 25% of the total estimated fuel consumption with an average floor price of $1.37 per gallon and average ceiling price of $1.60 per gallon, which includes into-plane costs. There are collars in place that cover 18.0%, 13.6% and 9.2% of the estimated fuel consumption for second, third and fourth quarters of 2005, respectively as of January 31, 2004.

Customer Service

Overall
Midwest Airlines has consistently been recognized as the best U.S. airline by travel publications and frequent flyer surveys, including Travel+Leisure, Condé Nast Traveler, Global Traveler and the Zagat Airline Survey. Midwest Airlines caters primarily to business travelers and discerning leisure travelers by providing a travel experience that includes tangible amenities and a higher level of customer service at competitive fares. Tangible amenities include extra legroom for added comfort and baked-onboard chocolate chip cookies on many flights, while passenger-pleasing service is provided by Midwest Airlines employees at each phase of the travel experience.

Saver Service and Signature Service
Midwest Airlines offers two products to meet the varying needs of its customers:

•	Midwest Airlines Saver Service provides nonstop, low-fare flights in high-demand leisure markets. As of December 31, 2004, Saver flights flew between Milwaukee and Las Vegas, Los Angeles, Orlando, Phoenix, Ft. Lauderdale, Ft. Myers and Tampa. The latter three cities are served seasonally.
•	Midwest Airlines Signature Service is featured on all other Midwest routes. Seating on Signature flights is altered from the standard 2-by-3 coach seating to a roomier 2-by-2 configuration, with wide leather seats for additional passenger comfort. The Boeing 717 aircraft also offer adjustable footrests and head cushions.

Both Saver and Signature flights provide passengers with extra legroom for added comfort. Pitch (the distance between seats) averages 33-34", depending on aircraft type – more than the 30” many airlines offer in coach class. The interior width of seat cushions on Midwest Airlines aircraft is generally 18” on Saver flights and 21” on Signature flights, compared with coach seating that is 17-18” wide on many airlines.

Saver Service has enhanced the Company’s competitive position by enabling it to serve a segment of the market that is growing more rapidly than the business travel market, expand to destinations that have not been economically viable to serve with the premium product, and serve some existing destinations more cost efficiently. With Saver Service, the Company has been able to compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, the Company competes more clearly on the basis of fare levels. There is no assurance that it will continue to be able to compete successfully on these bases.

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

Marketing

Travel Agency Relationships and Ticket Sales
In 2004, Midwest Airlines sold approximately 52% of its tickets through travel agents (including online agencies), compared with 51% in 2003. In September 2004, Midwest Airlines relaunched its Web site – www.midwestairlines.com – featuring an updated look and offering an enhanced fare-shopping tool. In 2004, ticket sales through the Midwest Airlines Web site contributed 25.1% of the Company’s revenue compared with 23.7% in 2003, and continued to reflect the shift toward this distribution channel.

The Company maintains its own reservations call center at its headquarters in Oak Creek, Wisconsin. Like many travel agencies, the Company’s reservations center provides airline information, makes reservations, and sells tickets for Midwest Airlines and Midwest Connect flights using a computer reservation system. The Company currently has an agreement to use SABRE’s computer reservation system; this agreement is effective through 2009.

Frequent Flyer Program
The Company operates a frequent flyer program, called Midwest Miles (the “frequent flyer program”), under which mileage credits are earned by flying on Midwest Airlines, Midwest Connect or other participating airlines (American Airlines and Frontier Airlines) and by using the services of participating hotels (Hilton, Hyatt, Loews, Radisson, Raffles, Swissôtel, Wyndham and others), car rental firms (Avis, Hertz and National), Juniper Bank (issuer of the Midwest Airlines MasterCard), Midwest Airlines Vacations and other program partners. Members can redeem frequent flyer program miles for travel on Midwest Airlines or Midwest Connect, or other participating airlines. In addition to free air travel, miles can be redeemed at participating hotels, car rental firms and other program partners. The program is designed to enhance customer loyalty, and thereby retain and increase the business of frequent travelers, by offering incentives for their continued patronage. The frequent flyer program also includes a premier level, Midwest Miles Executive, for members who fly 25 one-way trips or 20,000 miles annually. Midwest Miles Executive offers additional benefits to its members, including mileage bonuses and partner benefits.

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

A marketing agreement with American Airlines allows the Company’s frequent flyer program members to earn Midwest Miles on American, American Eagle and AmericanConnection flights, as well as redeem Midwest Miles for award travel on these flights. The agreement provides for economic compensation to American for all awards issued on American, American Eagle and AmericanConnection flights, and to Midwest Airlines for all Midwest Miles earned on American, American Eagle and AmericanConnection flights.

The Company also offers the Midwest Airlines MasterCard program. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards.

As of December 31, 2004, the Company had 1.8 million members enrolled in its frequent flyer program (compared with 1.7 million at year-end 2003). The Company estimates that as of December 31, 2004, the total number of awards available under the frequent flyer program was 136,000 (compared with 178,000 at year-end 2003), after eliminating those accounts below the minimum award level. Air travel awards redeemed were approximately 69,000 during 2004 and 64,000 during 2003, respectively. Free travel awards accounted for approximately 5% of the Company’s total revenue passenger miles during 2004. Since the Company controls the number of seats available for free travel on each flight (other than with respect to its choice awards), it does not believe that the use of frequent flyer program awards results in a significant displacement of revenue passengers.

Miles accrued in a member’s account expire unless there is qualifying activity in the frequent flyer program account in a 36-month period. Qualifying activity includes flights on Midwest Airlines and/or Midwest Connect, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive. Mileage in approximately 112,000 accounts expired in 2004.

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

As of December 31, 2004, Midwest Airlines operated two MD-80 series jet aircraft configured specifically for the purpose of providing charter services. The primary customers of aircraft charter services are athletic teams, business groups and tour operators.

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

In the summer of 2004, Northwest Airlines converted its once-daily Airbus service between Milwaukee and each of Boston, New York La Guardia and Washington Reagan National to twice-daily regional jets resulting in the reduction of seats offered on each route. In the second half of 2004, Northwest Airlines also initiated limited regional jet service between Milwaukee and each of Baltimore, St. Louis and Kansas City. AirTran Airways ceased service between Milwaukee and Baltimore in July 2004. In the fall of 2004, US Airways eliminated service between Pittsburgh and each of Milwaukee and Kansas City. The Company responded to the change in the Milwaukee-Pittsburgh route with added capacity.

The Company competes in its core businesses by offering what it believes are superior airline services at competitive fares. To more closely align its offerings with the needs of the markets it serves, the Company offers three types of service: Midwest Airlines Signature Service, Midwest Airlines Saver Service and Midwest Connect regional service. The Company competes by 1) carefully selecting markets, 2) attempting to generate maximum RASM (Revenue per Available Seat Mile) through a service-oriented philosophy and rigorous yield management, and 3) providing superior customer service while operating in a cost-efficient manner. Overall, the Company believes its efforts to identify favorable markets and provide quality service enable it to generate a high degree of loyalty among passengers and attract a larger percentage of business travelers on its flights than higher volume carriers.

During the second half of 2004, the Company focused its route planning strategy on increased frequency to existing destinations, additional connection opportunities and more competitive pricing tactics designed to create increased total system revenue. This “network” focus is continuing as a priority in 2005.

The Company has the largest market share of passengers in Milwaukee. During 2004, Midwest Airlines and Midwest Connect collectively carried 39.6% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second-largest share, carried 21.4%. In Kansas City, Midwest Airlines carried 4.6% of the passengers during 2004, compared with 33.7% carried by Southwest Airlines and 13.2% by American – the carriers with the two largest market shares in Kansas City.

Employees

As of December 31, 2004, Midwest Airlines had 2,290 employees (421 of whom were part-time and 38 of whom were intermittent) and Midwest Connect had 910 employees (273 of whom were part-time). The categories of employees were as indicated in the following table:

	Employees as of December 31, 2004
Employee Categories	Midwest Airlines	Midwest Connect
Flight Operations	378	345
Inflight	369	55
Passenger Services	741	400
Maintenance	349	89
Reservations and Marketing	298	--
Accounting and Finance	50	5
Administrative	105	16

Total	2,290	910

The Company makes extensive use of part-time employees to increase operational flexibility. Given the size of Midwest Airlines’ and Midwest Connect’s fleet and flight schedules, the Company does not have continuous operations at many locations. The use of part-time employees enables the Company to schedule employees when they are needed.

Labor Relations

Midwest Airlines and Midwest Connect pilots are represented by the Air Line Pilots Association, a labor union, for representation in collective bargaining. Midwest Airlines flight attendants are represented by the Association of Flight Attendants-CWA, AFL-CIO, a labor union, for representation in collective bargaining. In August 2003, all represented employee groups ratified amendments to their collective bargaining agreements; the duration of these agreements is five years from that date.

In March and April 2004, the International Brotherhood of Teamsters filed petitions with the National Mediation Board to represent Midwest Airlines mechanics and related employees and Midwest Airlines stock clerks, respectively. The National Mediation Board notified the Company that the mechanics and related employees and the stock clerks voted against representation by the International Brotherhood of Teamsters.

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

The Federal Aviation Administration (“FAA”) regulates the Company’s aircraft maintenance and operations, including flight operations, flight equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight and duty time, crew qualifications, aircraft registration, and other matters affecting air safety. The FAA has the authority to temporarily suspend or permanently revoke the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA, and to assess civil penalties for such failures.

The Company also is subject to regulation and/or oversight by federal agencies other than the DOT, TSA and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; the use of radio facilities is regulated by the Federal Communications Commission. Also, the Company is generally regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment. In addition, the Immigration and Naturalization Service, the U.S. Customs and Border Protection (under the Department of Homeland Security), Department of Defense, OSHA, and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company’s aircraft, passengers and cargo to ensure compliance with U.S. immigration, customs and import laws.

Maintenance
In compliance with FAA regulations, the Company’s aircraft are subject to many levels of maintenance or checks, and periodically go through complete overhauls. The FAA typically monitors maintenance efforts with FAA representatives on site.

Slots
FAA regulations currently permit the buying, selling, trading and leasing of certain airline slots at New York’s La Guardia and Kennedy International, and Ronald Reagan Washington National airports. A slot is an authorization to schedule a takeoff or landing at the designated airport within a specified time window. The FAA must be advised of all slot transfers and can disallow any such transfer.

The FAA’s slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, slot regulations provide that the FAA may withdraw slots at any time and without compensation to meet the DOT’s operational needs (such as providing slots for international or essential air transportation). The Company’s ability to increase its level of operations at these airports is affected by the number of slots available for takeoffs and landings. These slots have been pledged as security to holders of the Company’s convertible senior secured notes (as described in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K).

Essential Air Service Program

The Essential Air Service program (“EAS”) was created following airline deregulation action in 1978. The EAS program, which is administered by the DOT, subsidizes and guarantees a minimum level of air service to small communities that might not otherwise have service. In January 2003, Midwest Connect commenced service to three such cities: Iron Mountain, Ironwood and Manistee, Michigan, and in August 2003, Escanaba, Michigan was added. There is no guarantee the Company will continue to receive subsidies for serving these cities. If funding were terminated for any reason, the Company would not continue to operate in these markets and would find alternate routes for the aircraft currently deployed in these markets. The markets that were entered into in January 2003 were up for bid in January 2005. The Company is currently in the process of bidding for the subsidy for these locations.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.

As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for war risk coverages (which include terrorism and hijacking). In addition, insurance companies have significantly increased the cost of this coverage, as well as aviation insurance in general. Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. As a result of the Emergency Wartime Supplemental Appropriations Act of 2003, the Company received an extension of this coverage through August 31, 2005.

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
Financially distressed airlines, excess capacity throughout the industry and the growing use of travel substitutes such as audio, video and Web conferencing have affected fares throughout the airline industry. Greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low-cost carriers have reduced pricing power among airlines. At the same time, the increase in pricing transparency resulting from the use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. In addition, the Company competes with carriers that are reorganizing or have reorganized under the protection of Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in Chapter 11 reorganizations have undertaken substantial fare discounting to maintain cash flows and enhance customer loyalty. There can be no assurance that attempts to increase fares will be successful. The Company’s business strategy involves premium pricing on Signature Service routes, and it is possible that premium pricing in the airline industry will not recover. If premium pricing does not recover, then the Company’s business and financial results could suffer.

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

The September 11, 2001 terrorist attacks seriously affected the industry.
The terrorist attacks of September 11, 2001 materially affected the airline industry. Since then, security procedures have been increased at airports including more security personnel and more sophisticated screening equipment, which has had a significant impact on the profitability of airlines.

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

With Saver Service, Midwest Airlines has been able to compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, the Company competes more clearly on the basis of fare levels. There is no assurance it will be able to compete successfully on these bases.

There are risks associated with Midwest Airlines’ ongoing purchases of Boeing 717 aircraft.
Midwest Airlines currently has a firm purchase order for 25 Boeing 717 aircraft and options to purchase up to 25 additional Boeing 717s at pre-negotiated prices. Midwest Airlines took delivery of the first Boeing 717 on February 28, 2003, and 16 more through December 2004. The Company plans to take delivery of the remaining seven Boeing 717s for which it has a firm order, but is currently in discussions regarding the delivery schedule for these aircraft. The Company is also in discussions with Boeing regarding the options to purchase 25 additional Boeing 717s. Among other risks, the acquisition of these aircraft involves the following:

•	The acquisition significantly affects cost structure by adding higher fixed costs because the Boeing 717 aircraft have higher ownership costs (i.e., purchase costs and lease payment expenses) than the DC-9 aircraft they replaced. Midwest Airlines believes that benefits of Boeing 717 aircraft include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization and reduced regulatory compliance costs. Midwest Airlines also believes it will realize higher revenues through increased utilization and because demand for air travel will increase due to it using these aircraft. While Midwest Airlines believes the combined effect of these higher revenues and reduced costs will offset the higher ownership costs, there can be no guarantee that will be the case. Further, it relies on benefits that are variable in nature to offset fixed costs. To date, the Boeing 717 program has realized certain benefits, such as higher fuel efficiency. However, this has been fully offset by an increase in aircraft rental and maintenance costs.
•	Midwest Airlines is dependent on Boeing to enable it to acquire the Boeing 717s. Under the terms of the financing agreement with Boeing, Boeing is able to terminate its financing commitment if it deems the Company has experienced a material adverse change. If Boeing exercises this termination right or is otherwise unwilling or unable to perform its contractual obligations, then Midwest Airlines would have to find another supplier for aircraft. There can be no assurance Midwest Airlines could purchase aircraft in the same time frame as it currently expects or at comparable prices. In addition, if Boeing terminates its relationship with Midwest Airlines, Midwest Airlines could potentially incur substantial transition costs, such as costs associated with employee retraining.
•	Due to the number of Boeing 717 aircraft Midwest Airlines intends to have in its fleet, it would be vulnerable if any design defect or mechanical problem becomes associated with the Boeing 717 aircraft or if there is adverse public perception of these aircraft.
•	If there are not markets in which the Company can employ its Boeing 717s, it may have excess aircraft in its fleet.
•	Boeing has announced that it expects to discontinue manufacturing Boeing 717 jet aircraft in 2006. The Company currently operates 18 Boeing 717s (received another aircraft in February 2005) and has a firm order for seven more aircraft. The Company also has the option to purchase 25 additional Boeing 717s and is currently in discussion with Boeing regarding those options. Boeing may not offer the same level of support once the Boeing 717s are discontinued. This could lead to increased prices on parts or services for the Company.

Increases in fuel costs, or the failure of fuel costs to decrease, could harm business.
Fuel costs constitute a significant portion of the Company’s total operating costs (approximately 24% for the year ended December 31, 2004). Accordingly, significant increases in fuel costs or the failure of current fuel prices to decrease would harm its financial condition and results of operations. For the year ended December 31, 2004, a one-cent increase in the price per gallon of fuel expense would have increased fuel expenses by approximately $0.8 million. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and changes in supply and demand. Fuel availability is also subject to periods of market surplus and shortage, and is affected by demand for both home heating oil and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, fuel prices will rise, which could result in the curtailment of scheduled service. There can be no assurance that increases in the price of fuel can be offset with higher fares or surcharges.

In addition, although the Company periodically manages the price risk of fuel by purchasing commodity options that establish ceiling prices and partially protect against significant increases in fuel prices, these options do not protect against ordinary course price increases and are limited in fuel volume and duration. The Company has periodically hedged fuel prices by entering into short-term option cap agreements in an attempt to reduce exposure to substantial jet fuel price fluctuations. There can be no assurance that attempts to manage this risk are sufficient to protect against increases in the price of fuel due to inadequate fuel supplies or otherwise. Currently the Company has collars in place for a portion of fuel usage for all of 2005. During 2004, $0.3 million was expensed because jet fuel prices fell outside the collar; $0.8 million was recorded as a potential liability for future fuel prices that may fall outside of the collars. The collars for first quarter 2005 cover approximately 25% of the total estimated fuel consumption with an average floor price of $1.37 per gallon and average ceiling price of $1.60 per gallon, which includes into-plane costs. There are collars in place that cover 18.0%, 13.6% and 9.2% of the estimated fuel consumption for second, third and fourth quarters of 2005, respectively as of January 31, 2004. Ceiling prices are set at $1.39, $1.40 and $1.40 per gallon and floor prices are set at $1.19, $1.20 and $1.20 per gallon for the second, third and fourth quarter of 2005, respectively. The Company anticipates continuing to hedge future fuel purchases for 2005 as circumstances and market conditions allow.

Changes in regulations imposing additional requirements and restrictions on operations could increase operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act, which federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of security measures, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement security fee (subject to a $5.00 one-way trip cap), with authority granted to the Transportation Security Administration (under the Department of Homeland Security) to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Implementation of the requirements of the act resulted in increased costs for passengers and the Company.

In addition to increased costs, the security measures required to be implemented under the Aviation Security Act, as well as additional security measures that the Transportation Security Administration has implemented, have resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, resulting in customer frustration and reducing demand for airline travel.

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

The Company’s common stock could be delisted by the New York Stock Exchange, which could materially reduce the liquidity of the common stock.
The Company’s common stock is listed on the New York Stock Exchange. A prolonged reduction in the trading price of the Company’s common stock could cause the Company to be delisted. This risk is greater if the New York Stock Exchange adopts a proposal to modify its listing standards to increase the dollar thresholds for the average total market capitalization and the average shareholders equity that a listed company is required to maintain. Delisting could materially reduce the liquidity of the Company’s common stock and result in a corresponding material reduction in the price of the Company’s common stock. The lack of liquidity could make it more difficult for the Company to raise capital in the future.

An unfavorable resolution of the Company’s exemption from Wisconsin ad valorem property taxes could harm the business.
On November 7, 2003, a Dane County, Wisconsin circuit court, in an action brought by Northwest Airlines, Inc., declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption have exceeded $2.5 million annually. The Company estimates savings as high as $7 million annually by 2010. The State of Wisconsin and the Company have appealed the trial court decision. Northwest Airlines, Inc., and several other airlines have brought related identical cases for subsequent tax years, and these cases have been stayed or consolidated. The appeal of the underlying case is pending in the Wisconsin Court of Appeals, and a decision is expected in the first half of 2005. The Company believes it is probable that it will be ultimately successful in the litigation, resulting in a decision upholding the ad valorem exemption. The Company also believes it would not be subject to retroactive collection of the tax for 2004 or prior years even if the exception is found to be invalid by the Court of Appeals.

An unfavorable resolution to the Company’s litigation filed by Dornier Aviation (North America) Inc. Liquidating Trust.
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

Since a substantial portion of air travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. However, recent improvements in the economy have not resulted in improved financial conditions for the airline industry as a whole due to, among other things, excess industry capacity. Any general decline in passenger traffic may harm the Company’s business. Any decline in traffic by business travelers may have a greater impact on the Company than on many of its competitors because it believes a greater percentage of its passengers are business travelers.

Continuing financial uncertainty in the airline industry may make it increasingly difficult to attract and retain personnel.
The airline industry has endured four years of financial losses. Like most other carriers, the Company has had to make numerous changes to pay and benefit practices that have resulted in significant economic sacrifices by employees. Organizational streamlining, while an essential part of enhancing productivity, has likewise increased demands on staff and limited growth opportunities. Uncertainty as to the industry’s or the Company’s long-term prospects is an additional impediment to the career confidence of current staff and future candidates for recruitment. As general improvements in the economy and labor markets surpass those in the airline industry, there is an increasing risk that airlines will have difficulty competing for talent, especially in key roles.

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

The Company’s indebtedness could adversely affect its financial health.

The Company’s indebtedness could have important consequences, including:

•	increasing its vulnerability to general adverse economic and industry conditions;
•	requiring that a portion of cash flow from operations be used for the payment of interest on debt, thereby reducing the ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;
•	limiting the ability to obtain additional financing to fund future working capital, capital expenditures and general corporate requirements;
•	limiting flexibility to plan for or react to changes in business and the airline industry; and
•	placing the Company at a competitive disadvantage to its competitors that have less indebtedness.

Available Information

The Company maintains a Web site at www.midwestairlines.com. On its Web site, the Company makes available, free of charge, the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has available on its Web site, free of charge, its (a) code of business conduct; (b) code of ethics for its chief executive officer and financial officers; (c) corporate governance guidelines; and (d) the charters for the following Committees of the Board of Directors: Audit, Compensation, and Board Affairs and Governance; all of which are also available in print upon written request to the Director of Investor Relations of the Company at 6744 South Howell Avenue, Oak Creek, WI 53154. The Company is not including the information contained on or available through its Web site as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Aircraft Equipment

As of December 31, 2004, Midwest Airlines had 17 Boeing 717 and 13 McDonnell Douglas jet aircraft in service, including two MD-88, eight MD-81 and three MD-82 aircraft.

Midwest Airlines Aircraft in Service

Type	Seats	Owned	Leased	Total
MD-88	143	0	2	2
MD-81/82	*	8	3	11
Boeing 717	88	0	17	17

Total		8	22	30

*	A portion of the MD-80 series fleet has been reconfigured for Saver Service. As of December 31, 2004, six of the MD-80 series aircraft have been reconfigured with 147 seats. In addition, two of the MD-81 aircraft have been reconfigured to 74 seats and are used primarily for charter flights. The remaining three MD-80 series aircraft are configured for Signature Service, with 116 seats.

As part of the Company’s restructuring in 2003, the Company renegotiated its agreements with aircraft lessors and lenders. The information in this section reflects the amended agreements.

One MD-88 aircraft lease expires in 2007, two MD-81/82 aircraft leases and one MD-88 aircraft lease expire in 2011, and the remaining MD-81 lease expires in 2013. The Boeing 717 aircraft leases all have 20-year terms, the first of which expires in 2023.

As of December 31, 2004, Midwest Connect’s fleet consisted of 22 aircraft: 12 Beech 1900D turboprop aircraft and 10 Fairchild 328JET aircraft.

Midwest Connect Aircraft in Service

Type	Seats	Owned	Leased	Total
Beech 1900D	19	0	12	12
328JET	32	5	5	10

Total		5	17	22

Midwest Connect acquired 15 new Beech 1900D turboprop aircraft between January 11, 1994 and May 18, 1995. During fourth quarter 2003, the Beech 1900D fleet was reduced to 14 as one aircraft was removed from the fleet and sold by the lessor. The fleet was further reduced to 12 in the first and second quarters of 2004, as two Beech 1900D aircraft were removed from the fleet and sold by the lessor in the first quarter 2004. Each of these aircraft had 19 passenger seats. As of December 31, 2004, Midwest Connect’s 12 turboprop aircraft were financed under operating leases with lease terms of 12 years; five of the aircraft leases have expiration dates of 2008 and the other leases expire in 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value. A lessor of five of the aircraft sold its interest to another party in December 2004. The terms associated with the new leases were substantially the same as the original lease, except that the new agreement required a deposit of $2.3 million, which is classified as a security deposit in other assets on the balance sheet. This deposit is fully refundable if the Company meets its obligations.

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

All owned, otherwise unencumbered aircraft have been pledged as security to holders of the Company’s convertible senior secured notes (described in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K).

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

In October 1998, Midwest Airlines completed construction of a 97,000-square-foot maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport adjacent to its other maintenance facility. See Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for further detail regarding the financing of this facility.

In August 1997, the Company purchased its Oak Creek, Wisconsin headquarters building, which it had previously leased. In July 2000, the Company opened a new 55,000-square-foot facility as an addition to its headquarters. In November 2003, the Company completed a sale/leaseback transaction on the headquarters facility. The initial term of the lease is 15 years.

Midwest Airlines leases airport facilities (gates, operations space, ticket counter) at each location it operates. In 10 of the 23 cities Midwest Airlines served as of December 31, 2004, gates at the airport were leased directly from the airport authority. In 13 cities, Midwest Airlines has agreements with various airlines to lease available space.

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

In February 2002, the Company completed construction of a new maintenance facility for Midwest Connect, located at General Mitchell International Airport. The facility is owned by Milwaukee County. See Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for further detail regarding the financing of this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company’s consolidated financial position and results of operations. The more significant legal proceedings are discussed below.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of the Company’s common stock for the two most recent fiscal years. The Company’s common stock is traded on the New York Stock Exchange (symbol: MEH).

	Fiscal 2004		Fiscal 2003
Quarter	High	Low	High	Low
First	$4.57	$3.80	$5.75	$0.99
Second	$4.90	$3.60	$4.45	$1.32
Third	$4.35	$2.70	$6.00	$2.15
Fourth	$3.70	$2.82	$5.38	$3.42

As of December 31, 2004, the Company had 18,178,398 shares issued and 17,470,822 shares outstanding and 894 registered shareholders. The Company has not paid a dividend on its common stock since its initial public offering in 1995 and has no intention to pay any dividends on such common stock in the foreseeable future. The Company is also subject to a dividend restriction under outstanding indebtedness, which is further discussed in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial and Operating Data
Midwest Air Group, Inc.
(Dollars in thousands, except per share amounts)

Years Ended	2004	2003	2002	2001	2000
Statement of Operations Data:
Total operating revenues	415,246	383,948	426,974	457,442	480,021
Total operating expenses (1)	460,498	414,412	481,232	495,486	473,143

Operating (loss) income	(45,252)	(30,464)	(54,258)	(38,044)	6,878
Other (expense) income, net (2)	(13)	11,423	39,741	16,304	(113)
(Loss) income before cumulative effect
of accounting changes	(43,132)	(13,278)	(10,552)	(14,918)	5,227
Cumulative effect of accounting changes,
net of applicable income taxes	--	--	--	--	(4,713)
Net (loss) income	(43,132)	(13,278)	(10,552)	(14,918)	514
(Loss) income per common share - basic:
(Loss) income before cumulative effect
of accounting changes	(2.47)	(0.85)	(0.72)	(1.08)	0.37
Cumulative effect of accounting changes,
net of applicable income taxes	--	--	--	--	0.33

Net (loss) income	(2.47)	(0.85)	(0.72)	(1.08)	0.04
(Loss) Income per common share - diluted:
(Loss) Income before cumulative effect
of accounting changes	(2.47)	(0.85)	(0.72)	(1.08)	0.37
Cumulative effect of accounting changes,
net of applicable income taxes	--	--	--	--	0.33

Net (loss) income	(2.47)	(0.85)	(0.72)	(1.08)	0.04
Balance Sheet Data:
Property and equipment, net	181,863	192,805	224,564	256,506	242,875
Total assets	360,729	396,239	376,606	357,371	305,997
Long-term debt (3)	50,478	53,642	16,903	35,097	2,886
Shareholders' equity	81,379	124,317	125,127	114,736	129,276

(1)	Total operating expenses for 2004 include $3.4 million associated with engine maintenance contract-related costs, plus $1.0 million associated with the early recognition of lease expense on three DC-9 aircraft and two Beech 1900D aircraft removed from service, and the restructuing of leasees for five Beech 1900D aircraft. Total operating expenses for 2003 include $5.0 million associated with the early recognition of lease expense on seven DC-9 aircraft removed from service during the year, and a $4.0 million loss recorded on the sale/leaseback of one MD-80 aircraft. Total operating expenses for 2002 include a $29.9 million impairment charge related to the early retirement of the Company's DC-9 fleet. Total operating expenses for 2001 include an impairment loss of $8.8 million related to the accelerated retirement of eight Midwest Airlines DC-9 aircraft.
(2)	Other income (expense), net, for 2003 includes $11.4 million associated with the federal reimbursement of security costs. Other income (expense), net for 2002 includes $39.5 million associated with the Fairchild arbitration settlement over the cancellation of the 428JET program. Other income (expense), net for 2001 includes recognition of $16.3 million related to amounts claimed under the Air Transportation Safety and System Stabilization Act for federal grant money received for losses related to the September 11 terrorist events.
(3)	Long-term debt for 2004, 2003 and 2002 does not include amounts due for progress payments on the Boeing 717 aircraft program, as these obligations are offset by purchase deposits.

Five-Year Financial and Operating Data
Midwest Air Group, Inc.

Years Ended	2004	2003	2002	2001	2000
Selected Operating and Other Data (1):
Midwest Airlines, Inc.
Revenue passenger miles ("RPMs") (000s)	2,296,252	1,968,753	1,966,186	1,973,606	1,974,485
Available seat miles ("ASMs") (000s)	3,554,656	2,967,844	3,190,943	3,231,872	3,163,247
Passenger load factor	64.6%	66.3%	61.6%	61.1%	62.4%
Revenue yield (cents per RPM)	12.2	13.2	15.5	17.6	19.3
Revenue per scheduled service ASM (2)	8.2	9.2	10.0	11.2	12.6
Cost per total ASM (cents per mile)	10.4	11.3	12.5	13.1	13.0
Aircraft in service at year-end (3)	30	28	32	35	34
Average aircraft utilization (hours per day)	8.6	7.6	7.7	7.9	8.5
Number of FTE employees at year-end	2,057	1,904	2,410	2,348	2,857
Skyway Airlines, Inc. d/b/a Midwest Connect
Revenue passenger miles (000s)	203,895	203,808	193,350	150,819	112,610
Available seat miles (000s)	362,505	382,200	395,591	312,209	247,623
Passenger load factor	56.2%	53.3%	48.9%	48.3%	45.5%
Revenue yield (cents per RPM)	36.8	33.3	37.5	44.5	52.4
Revenue per scheduled service ASM (2)	21.3	18.2	18.4	21.5	23.9
Cost per total ASM (cents per mile)	23.0	20.3	20.2	23.2	25.5
Aircraft in service at year-end (3)	22	24	25	23	20
Average aircraft utilization (hours per day)	7.4	6.8	7.3	7.2	7.5
Number of FTE employees at year-end	774	603	593	512	523

(1)	Revenue passenger miles, revenue per ASM, available seat miles, passenger load factor and revenue yield are for scheduled service operations. The other statistics include charter operations.

(2)	Passenger, cargo and other transport-related revenue divided by scheduled service ASM (expressed in cents). Charter revenue is excluded from the calculation.

(3)	Aircraft acquired but not yet placed in service are excluded from the aircraft in service statistics.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The past three years have brought unprecedented challenges to the airline industry. As an industry, airlines recorded a combined $14.9 billion loss for 2002 and 2003, and once again posted a multi-billion dollar net loss in 2004. High fuel prices, coupled with the effects of the conflict in the Middle East and increased security measures, have increased operating costs. These pressures, along with excess industry capacity and increased competition from legacy carriers, their regional affiliates and low-cost carriers that has depressed fares, resulted in the Company reporting operating losses in 2002, 2003 and 2004.

In 2003, the Company took action to improve its financial performance through the launch of Midwest Airlines Saver Service, changes to schedules at Midwest Connect, significant cost restructuring measures and a recapitalization of the Company.

In 2004, the Company took a more comprehensive look at its operations, processes and significant cost drivers. Changes have been made based on this analysis, including entering into fuel hedges to reduce the risk associated with the rising fuel prices and outsourcing of heavy maintenance to better align maintenance operations with the current fleet. Cost reduction and efficiency improvement initiatives will continue through 2005. Detailed discussion of each of these measures is included in Recent Developments.

Key risks to the Company achieving a return to profitability include the depressed business travel fare environment, increased competition, the economy, world events and high fuel costs. The Company discusses these and other risks more fully in the Risk Factors section of Item 1, Business contained in this Annual Report on Form 10-K.

Recent Developments

Fuel Hedges
In October 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements through a collar option strategy. The collars, which have been designated as cash flow hedges, involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. As of the end of December 2004, $0.3 million has been expensed because jet fuel prices have fallen below the collars. The collars for first quarter 2005 cover approximately 25% of the total estimated fuel consumption at a swap rate of approximately $1.45 per gallon and with an average floor price of $1.37 per gallon and average ceiling price of $1.60 per gallon, which includes into-plane costs. There are collars in place that cover 18.0%, 13.6% and 9.2% of the estimated fuel consumption for second, third and fourth quarters of 2005, respectively, as of January 31, 2005. The Company anticipates continuing to hedge future fuel purchases for 2005 as circumstances and market conditions allow.

Heavy Maintenance
In the fourth quarter of 2004, the Company announced that heavy maintenance operations for the MD-80 aircraft would be outsourced to a third party maintenance provider beginning in early 2005. Due to changes in the composition of the Company’s airline fleet, the Company determined it is no longer economical to maintain a heavy maintenance operation in-house. Outsourcing this activity will reduce costs and turn time for the aircraft.

2004 Financial Overview

(Dollars in millions)	Twelve Months Ended December 31,
	2004	2003	Net Change
Total Operating Revenue	$415.2	$383.9	$31.3
Total Operating Expenses	$460.5	$414.4	$46.1
Operating Loss	$(45.3)	$(30.5)	$(14.8)
Net Loss	$(43.1)	$(13.3)	$(29.8)
Net Loss per Diluted Share	$(2.47)	$(0.85)	$(1.62)

Capacity, as measured by scheduled service available seat miles (“ASMs”), increased 16.9% in 2004. Capacity increased 19.8% at Midwest Airlines and decreased 5.2% at Midwest Connect. Midwest Airlines capacity increased primarily due to the full year effect of the introduction of the Saver Service in late 2003, which increased the number of seats on the aircraft compared to Signature Service, plus the net addition of two more aircraft in the fleet year over year, which resulted in a 3.0% increase in the number of operations (an operation is one take-off and landing). Midwest Connect’s capacity decrease was due primarily to removal of two aircraft during the year. Traffic, as measured by revenue passenger miles, increased 15.1%. Load factor decreased from 64.9% in 2003 to 63.8% in 2004.

The Company’s total revenue in 2004 increased 8.2% from 2003. The increase in revenue was due primarily to an increase in passenger volume at Midwest Airlines of 16.6%, as measured by revenue passenger miles. Passenger volume at Midwest Connect remained constant. Charter revenue increased $2.5 million primarily due to the Company’s agreement with The Mark Travel Corporation, which was entered into in late 2003. However, the increase in revenue was partially offset by a 6.1% decrease in revenue yield due to a continued decline in high-yield business travel, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee.

The Company’s operating expenses increased 11.1% in 2004. Operating costs for 2004 include a $10.5 million, or 32.9%, increase in maintenance expense due to $3.4 million (pre-tax) in engine maintenance contract-related expenses as well as a charge of $1.2 million (pre-tax) related to aircraft disposal and lease restructuring. Operating expenses also include a $27.3 million, or 33.6%, increase in fuel costs; per-gallon fuel prices averaged $1.35 for the year up from $1.01 in 2003. These costs were partially offset by savings realized from companywide cost reduction efforts and reduced costs in commissions, dining services and depreciation. 2003 operating costs include a charge of $5.0 million (pre-tax) related to the early recognition of lease expense on seven leased DC-9 aircraft removed from service during the year. Cost changes are further explained in the sections that follow.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues for 2004, 2003 and 2002.

	2004			2003			2002
	Per Total ASM		%	Per Total ASM		%	Per Total ASM		%
Operating revenues:
Passenger service	8.75	¢	85.3%	9.59	¢	85.4%	10.35	¢	88.6%
Cargo	0.13		1.2%	0.13		1.2%	0.16		1.3%
Other	1.38		13.5%	1.51		13.4%	1.18		10.1%

Total operating revenues	10.26		100.0%	11.23		100.0%	11.69		100.0%
Operating expenses:
Salaries, wages and benefits	3.53		34.4%	4.10		36.5%	4.29		36.7%
Aircraft fuel and oil	2.68		26.1%	2.37		21.1%	2.15		18.4%
Commissions	0.26		2.5%	0.33		3.0%	0.51		4.3%
Dining services	0.18		1.8%	0.24		2.1%	0.54		4.6%
Station rental/landing/other	0.97		9.5%	1.07		9.5%	1.03		8.8%
Aircraft maintenance	1.05		10.2%	0.94		8.3%	1.12		9.6%
Depreciation and amortization	0.43		4.2%	0.61		5.4%	0.58		5.0%
Aircraft rentals	1.00		9.7%	0.95		8.5%	0.69		5.9%
Impairment loss	0.00		0.0%	0.00		0.0%	0.82		7.0%
Other	1.28		12.5%	1.51		13.5%	1.45		12.4%

Total operating expenses	11.38	¢	110.9%	12.12	¢	107.9%	13.18	¢	112.7%

Total ASMs (millions)	4,048.2			3,418.6			3,651.2

Note: Numbers in this table may not be recalculated due to rounding.

Year Ended December 31, 2004 Compared WithYear
Ended December 31, 2003

Operating Revenues

Company operating revenues totaled $415.2 million in 2004, a $31.3 million, or 8.2%, increase from 2003. Passenger revenues accounted for 85.3% of total revenues and increased $26.3 million, or 8.0%, from 2003 to $354.2 million in 2004.

Midwest Airlines passenger revenue increased $19.1 million, or 7.3%, from 2003 to $279.2 million in 2004. The increase in revenue was primarily due to an increase in passenger volume of 16.6% at Midwest Airlines. However, this was partially offset by a decrease in load factor from 66.3% in 2003 to 64.6% in 2004 and an 8.0% decrease in revenue yield due to a continued decline in high-yield business travel, heavy industrywide fare discounting implemented to stimulate travel demand, and increased competition in many markets, including Midwest Airlines’ main base of operations in Milwaukee.

Midwest Connect passenger revenue increased $7.2 million, or 10.6%, from 2003 to $75.0 million in 2004. Revenue yield increased due to the transition to shorter flights with higher yields, as seen by a decrease of 12.2% in average trip length. Load factor increased from 53.3% in 2003 to 56.2% in 2004.

Revenue from cargo and other services increased $5.0 million in 2004. Cargo increased $0.5 million primarily due to an increased volume of mail. Other services revenue increased due to a $2.5 million increase in charter revenue primarily from the Company’s agreement with The Mark Travel Corporation. This was partially offset by a decrease in private charters from the National Hockey League players’ lockout. An increase in passenger volume caused revenue from fees (excess baggage, administration, service charges) to increase 15%, which was the primary reason for the $2.0 million increase in other services revenue.

Operating Expenses

2004 operating expenses increased $46.1 million, or 11.1%, from 2003 to $460.5 million in 2004. 2003 operating costs include a charge of $5.0 million (pre-tax) related to the early recognition of lease expense on seven leased DC-9 aircraft. The Company’s cost per total ASM decreased 6.2%, from 12.1¢ in 2003 to 11.4¢ in 2004.

Salaries, Wages and Benefits
Salaries, wages and benefits increased $2.6 million, or 1.9%, from 2003 to $142.7 million in 2004, primarily due to a 12.9% increase in headcount. The headcount increase was primarily the result of a 3.1% increase in the number of operations and a 15.1% increase in passenger volume. Costs for 2003 include a $1.6 million reduction in labor rates, which also contributed to decreased unit labor costs year-over-year. On a cost per total ASM basis, labor costs decreased from 4.1¢ in 2003 to 3.5¢ in 2004.

Aircraft Fuel and Oil
Aircraft fuel and oil and associated taxes increased $27.3 million, or 33.6%, from 2003 to $108.4 million in 2004. Costs increased 12.8% on a cost per ASM basis. Into-plane fuel prices increased 33.1% in 2004, averaging $1.35 per gallon in 2004 versus $1.01 per gallon in 2003, resulting in a $27.0 million unfavorable pre-tax price impact (calculated by applying 2003 prices to actual gallons consumed in 2004 and comparing the result to actual 2004 expense). Fuel consumption increased 0.5% in 2004 due to a 3.1% increase in the number of operations.

Commissions
Commissions decreased $1.0 million, or 9.2%, from 2003 to $10.4 million in 2004. The decrease was primarily due to the elimination of standard travel agency commissions beginning March 1, 2003. In addition, savings were realized because of increased travel booked directly through the Company’s reservations center and Web site. Commissions, as a percentage of passenger revenue, decreased from 3.5% in 2003 to 2.9% in 2004.

Dining Services
Dining service costs decreased $0.6 million, or 7.2%, from 2003 to $7.5 million in 2004. The decrease in dining services was primarily due to the elimination of complimentary onboard meal service in April 2003, which is reflected in a decrease in dining service costs per Midwest passenger from $3.92 in 2003 to $3.24 in 2004.

Station Rental, Landing and Other Fees
Station rental, landing and other fees increased $2.9 million, or 8.0%, from 2003 to $39.4 million in 2004. On a cost per total ASM basis, these costs decreased 8.8%. The increase was due to a $1.4 million increase in ground handling fees caused by the 3.1% increase in the number of operations. Security fees increased $0.6 million due to the fact that 2004 includes 12 months of security fees compared with only 10 months in 2003. This increase was partially offset by the effects of additional capacity created by the introduction of Saver Service.

Aircraft Maintenance Materials and Repairs
Aircraft maintenance costs increased $10.5 million, or 32.9%, from 2003 to $42.6 million in 2004. Aircraft maintenance costs increased 12.2% on a cost per total ASM basis. The increase was partially caused by a $3.4 million expense relating to an engine maintenance agreement. Additionally, a 4.4% increase in flight hours for the Boeing 717 and MD-80 aircraft increased engine overhaul costs $6.8 million.

Depreciation and Amortization
Depreciation and amortization decreased $3.6 million, or 17.2%, from 2003 to $17.3 million in 2004. Depreciation costs decreased primarily due to one owned DC-9 aircraft that was retired from the fleet in 2004. On a cost per total ASM basis, these costs decreased 30.1%.

Aircraft Rentals
Aircraft rental costs increased $7.7 million, or 23.6%, from 2003 to $40.3 million in 2004. The increase was due primarily to the addition of six leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. On a cost per total ASM basis, these costs increased 4.4% from 2003.

Other (Expense) Income

Interest income reflects interest earned on the Company’s cash and cash equivalents. Interest expense consists of interest on a short-term note payable and interest on the Company’s long-term debt related to aircraft and convertible debt.

In May 2003, the Company recorded other income of $11.4 million (pre-tax) received from the April 2003 Emergency Wartime Supplemental Appropriations Act for reimbursement of security costs.

Credit for Income Taxes

Income tax credit for 2004 was $(4.1) million, a $3.0 million decrease from the 2003 income tax credit of $(7.1) million. The effective tax rates for 2004 and 2003 were (8.6)% and (35.0)%, respectively. The decrease in the effective tax rate is the result of the Company no longer recording income tax benefits on losses beginning in the second quarter due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities.

Net Loss

Net loss for 2004 was $(43.1) million, which reflects a decline of $29.8 million from the 2003 net loss of $(13.3) million. The net loss margin declined from (3.5)% in 2003 to (10.4)% in 2004.

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

Revenue from cargo, charter and other services increased $7.1 million in 2003. Midwest Airlines benefited from increased revenue from charter sales as more aircraft time was available for charter service and the Company had exclusive charter rights for nine professional sports teams as of December 31, 2003. The increased charter revenue was partially offset by a $1.2 million decrease in cargo revenue. Most of this decrease was due to lower U.S. Postal Service mail volumes, in large part the result of security directives and restrictions, as well as a new contract with the U.S. Postal Service that resulted in lower initial volumes.

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

Aircraft Fuel and Oil
Aircraft fuel and oil and associated taxes increased $2.4 million, or 3.1%, from 2002 to $81.1 million in 2003. Costs increased 10.1% on a cost per ASM basis. Into-plane fuel prices increased 21.5% in 2003, averaging $1.01 per gallon in 2003 versus $0.83 per gallon in 2002, resulting in a $14.2 million unfavorable pre-tax price impact (calculated by applying 2002 prices to actual gallons consumed in 2003 and comparing the result to actual 2003 expense). Fuel consumption decreased 15.1% in 2003 because of a decrease in flight operations, as well as lower fuel consumption rates of the Boeing 717 aircraft compared with the DC-9 fleet. As of December 31, 2003, the Company had no fuel hedges in place for current or later periods.

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

Aircraft Rentals
Aircraft rental costs increased $7.3 million, or 29.1%, from 2002 to $32.6 million in 2003. The increase was primarily due to the early recognition of $5.0 million (pre-tax) of lease expense on seven leased DC-9 aircraft removed from service during 2003, as well as the addition of 11 leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. The increase was partially offset by the lower lease rates negotiated on all other leased aircraft remaining in service. Lease expense was recorded at the new restructured rates beginning in the third quarter 2003. On a cost per total ASM basis, these costs increased 37.9% from 2002.

Impairment Loss
During the first quarter of 2002, the Company decided to accelerate the retirement of the Midwest Airlines DC-9 fleet in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal on Long-Lived Assets,” whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment as defined by SFAS No. 144. Consequently, in first quarter 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company considers the following as its critical accounting policies and estimates: frequent flyer revenue and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Frequent Flyer Revenue
A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed, straight-line over 32 months, which is the Company’s estimate of when travel will occur. The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company’s frequent flyer program is accrued based on an estimated redemption percentage of 76% applied to actual mileage recorded in members’ accounts over the standard award level. As part of estimating incremental costs, the Company includes the additional costs related to transportation of passengers, over and above costs to transport vacant seats, such as fuel, meals, insurance and ticketing. A change to these cost estimates and the estimated redemption percentage could have a significant impact on the Company’s liability in the period the change is made, as well as in future periods. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2004.

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

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s service, future market conditions and industry competition. Other assumptions include determining the discount rate and future growth rates.

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

The Company has no arrangements of the types described in any of the categories that may have a material current or future effect on the Company’s financial condition, liquidity or results of operations. See Notes 3 and 4 of Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $81.5 million at December 31, 2004, compared with $88.3 million at December 31, 2003. At December 31, 2004, the restricted cash balance was $29.1 million, compared with $26.1 million on December 31, 2003. The change in restricted cash is primarily attributable to an increase in the cash holdback amount related to credit card processing agreement for MasterCard/Visa transactions, which is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. In the third quarter of 2004, the Company did not achieve the monthly covenants stated in the MasterCard/Visa agreement, and the credit card processor increased the holdback amount from 80% to 90% in December 2004, or approximately $23.0 million. Due to a subsequent violation, the credit card processor may opt to increase the holdback amount up to 100%, and the Company and the credit card processor are currently in discussions to determine what, if any, adjustments will be made to the holdback amount. The aggregate amount of the risk exposure of all the processors (other than amounts under holdback) as of January 31, 2005 was approximately $10.7 million. In addition to the holdback amount, the restricted cash balance also includes amounts for insurance and collateral for letters of credit and the fuel collar agreement.

As of December 31, 2004, the Company had a working capital surplus of $30.5 million compared with $39.3 million on December 31, 2003. The reduction in working capital as of December 31, 2004 is primarily related to a decrease in unrestricted cash and an increase in air traffic liability, partially offset by an increase in inventories and restricted cash.

Operating Activities
Net cash used in operations for the year ended December 31, 2004 totaled $5.1 million. Cash used by operations at December 31, 2004 primarily reflects the $43.1 million net loss incurred during the year. This was partially offset by the effects of credits used related to the acquisition of Boeing 717 aircraft. Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of December 31, 2004, the amount of unused credit memos totaled $3.3 million and is recorded as Other Assets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The income statement benefit of these credit memos is being recognized over the term of the leases. Credits available for aircraft lease payments were, for the most part, used up during the first quarter of 2004.

Investing Activities
Net cash provided by investing activities totaled $12.9 million compared with $3.6 million for the year ended December 31, 2003. The change primarily relates to the increase in capital expenditures in 2003 relating to the build-up of spare parts and other equipment in anticipation of the introduction of the Boeing 717 program. The change was also caused by decreases in aircraft purchase deposits and pre-delivery progress payments related to future deliveries of Boeing 717 aircraft that were offset by a decrease in purchase deposits that had been returned for the six Boeing 717 deliveries in 2004. Capital spending (net of credits) decreased year-over-year, totaling $5.2 million for the year ended December 31, 2004.

Financing Activities
Net cash used in financing activities during 2004 totaled $14.6 million compared with net cash provided by financing activities in 2003 of $21.4 million. During 2003, the Company netted approximately $31.1 million from the issuance of private placement convertible debt and equity and generated approximately $10.0 million in new capital from the sale/leaseback of the Company headquarters facility. There was no activity for these two items in 2004. This change was partially offset by a $2.7 million increase in the net payments of debt in regard to the progress payments due to the change in timing of the Boeing 717 deliveries.

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. As of December 31, 2004, the Company owed $13.5 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than half completed.

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

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of December 31, 2004, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Plan investment strategy is in Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. Funding requirements for the Qualified Plan in 2003 were $0.4 million, which was fully paid in 2004. Estimated 2004 plan year funding requirements for the Qualified Plan are $1.5 million, which will be paid in September 2005.

As discussed in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of its restructuring agreements in 2003. The aggregate principal amount of these notes is $7.5 million. Principal and interest on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. Payments on the Basic Moratorium Notes began in July 2004 for a total of $1.3 million in principal payments as of December 31, 2004.

As a result of the 2003 restructuring of lease and debt agreements, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $24.7 million as of December 31, 2004.

Other Factors Affecting Liquidity
The Company has not paid federal income taxes in the last three years. As of December 31, 2004, the Company had a non-current deferred tax liability of $8.0 million and deferred tax assets aggregating $7.3 million. These amounts included $35.2 million related to net operating losses (“NOLs”) and a valuation allowance of $21.6 million. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records income tax benefits effective with the second quarter of 2004.

At December 31, 2004, the Company had estimated tax NOLs of $74.4 million for federal income tax purposes that will expire through 2023. The Company had also previously recorded estimated state NOLs of $187 million, as well as alternative minimum tax carryforward of $2.4 million. Due to the uncertainty of realizing the NOLs, the Company recorded an additional state valuation allowance of $23.1 million and a federal valuation allowance of $13.1 million in the year ended December 31, 2004.

Contractual Obligations
The following table of material debt and lease commitments at December 31, 2004, summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods set forth below (in thousands):

	Related Cash Outflows
Contractual Obligations	Total	2005	2006 and 2007	2008 and 2009	2010 and After
Long-Term Debt Obligations	$70,209	$6,481	$11,503	$30,037	$22,188
Operating Lease Obligations	832,414	54,228	102,951	97,467	577,768
Capital Lease Obligation	126	37	74	15	0
Other Long-Term Commitments	414,754	6,460	39,338	40,600	328,356

Total	$1,317,503	$67,206	$153,866	$168,119	$928,312

Note: Regarding the Company’s commitments to acquire Boeing 717, the above table reflects, under “Other Long-Term Commitments,” the estimated lease payments the Company expects to pay after delivery of aircraft (which the Company has estimated based on assumptions regarding lease terms, interest rates and other factors), rather than reflecting the purchase price for the aircraft and the related obligation to make progress payments. Similarly, long-term debt in the above table does not include debt for progress payments related to the acquisition of Boeing 717 aircraft. The Embraer regional jet program will require long-term financing on or after delivery, which the Company has not yet arranged, therefore an estimated amount has not been included in the above table. The Company’s aircraft financing is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

2005 and Beyond
The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for 2005 and beyond. Absent adverse factors outside the control of the Company – such as terrorist attacks or heightened fear of terrorist attacks, further substantial deterioration in the current industry revenue environment, significant increases in fuel prices or failure of prices to decrease from fourth quarter 2004 prices – the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2005. Key cash flow items for 2005 and beyond include:

•	The Company anticipates total capital spending to be approximately $15 million for 2005 and approximately $8-10 million annually in 2006 and 2007, excluding aircraft acquisitions, which are expected to be leased. The Company expects most of the spending to be for spare parts for the Boeing 717 program and continued maintenance support of Midwest Airlines MD-80 fleet. Some of the capital spending will be funded using credit memos.
•	The Company’s goal is to be cash flow neutral in 2005 through increases in revenue and the realization of targeted annualized costs savings of $15-20 million from changes in labor productivity, insourcing, outsourcing and other cost reductions.
•	The Company estimates net interest expense of $2.0 million in 2005.

•	The Company expects non-cash expenses arising primarily from depreciation to contribute approximately $17.0 million to annual cash flow in 2005.
•	The Company estimates that defined benefit pension plan contributions will amount to approximately $1.5 million in 2005.
•	Payment of principal and interest on the lender and lessor moratorium note began in the third quarter of 2004, with the principal portion of the payment totaling approximately $1.3 million for the year. Principal due under the note for 2005 and 2006 will total approximately $2.5 million each year, ending with principal payments totaling $1.2 million in 2007.

New Accounting Pronouncement
In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and believes it will not have a material effect on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include commodity price risk (i.e., aircraft fuel prices) and interest rate risk. The Company’s operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company periodically manages the price risk of fuel primarily by purchasing fuel hedge collars that establish floor and ceiling prices. Those options are recorded at their fair market value, and the changes in fair market value are recorded in the consolidated statement of operations in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” For 2004, aircraft fuel and oil and associated taxes (including the effect of any of the Company’s options) represented 24% of the Company’s total operating expenses. Based on the Company’s fiscal 2004 fuel consumption of approximately 80 million gallons, a one-cent change in the average annual price per gallon of aircraft fuel would increase the Company’s fuel expense by approximately $0.8 million. As of December 31, 2004, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2005. The collars for first quarter 2005 cover approximately 25% of the total estimated fuel consumption with an average floor price of $1.37 per gallon and average ceiling price of $1.60 per gallon, which includes into-plane costs. There are collars in place that cover 18.0%, 13.6% and 9.2% of the estimated fuel consumption for the second, third and fourth quarters of 2005, respectively. Ceiling prices are currently at $1.39, $1.40 and $1.40 per gallon, and floor prices are set at $1.19, $1.20 and $1.20 per gallon for the second, third and fourth quarter of 2005, respectively.

As of December 31, 2004, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003 and the Company believes that all debt appropriately reflects the current fair value at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Page 34 Page 35 Page 36 Page 37 Page 38 Page 39	Independent Auditors' Report
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Midwest Air Group, Inc.
Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Midwest Air Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Midwest Air Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Deloitte & Touche LLP

Milwaukee, WI
February 16, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2004	2003	2002
Operating revenues:
Passenger service	$354,201	$327,947	$378,044
Cargo	5,001	4,460	5,663
Other	56,044	51,541	43,267

Total operating revenues	415,246	383,948	426,974

Operating expenses:
Salaries, wages and benefits	142,747	140,114	156,656
Aircraft fuel and oil	108,391	81,120	78,681
Commissions	10,385	11,434	18,465
Dining services	7,470	8,047	19,635
Station rental, landing and other fees	39,375	36,463	37,653
Aircraft maintenance materials and repairs	42,578	32,042	40,963
Depreciation and amortization	17,309	20,910	21,165
Aircraft rentals	40,323	32,621	25,273
Impairment loss	--	--	29,911
Other	51,920	51,661	52,830

Total operating expenses	460,498	414,412	481,232

Operating loss	(45,252)	(30,464)	(54,258)

Other (expense) income:
Interest income	1,874	1,002	1,233
Interest expense	(3,794)	(2,387)	(2,951)
Other, net	(13)	11,423	39,741

Total other (expense) income	(1,933)	10,038	38,023

Loss before income tax credit	(47,185)	(20,426)	(16,235)
Income tax credit	(4,053)	(7,148)	(5,683)

Net loss	$(43,132)	$(13,278)	$(10,552)

Loss per common share - basic:	$(2.47)	$(0.85)	$(0.72)
Loss per common share - diluted:	$(2.47)	$(0.85)	$(0.72)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

MIDWEST AIR GROUP, INC.
AS OF DECEMBER 31, 2004 AND 2003
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$81,492	$88,267
Accounts receivable, less allowance for
doubtful accounts of $129 in 2004 and $100 in 2003	4,555	4,273
Inventories	9,036	7,546
Prepaid expenses	10,468	9,076
Restricted cash	29,134	26,056
Deferred income taxes	7,324	8,662

Total current assets	142,009	143,880

Property and equipment, net	181,863	192,805
Aircraft purchase deposits and pre-delivery progress payments	21,621	37,714
Other assets, net	15,236	21,840

Total assets	$360,729	$396,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,345	$4,882
Income taxes payable	78	6,838
Current maturities of long-term debt	3,185	1,743
Air traffic liability	46,136	39,759
Unearned revenue	13,956	14,285
Accrued liabilities:
Vacation pay	6,940	5,851
Other	33,897	31,257

Total current liabilities	111,537	104,615

Long-term debt	50,478	53,642
Long-term debt on pre-delivery progress payments	14,096	27,244
Deferred income taxes	7,977	13,359
Accrued pension and other postretirement benefits	19,523	15,473
Deferred frequent flyer partner revenue	6,960	7,047
Deferred revenue	50,698	39,834
Other noncurrent liabilities	18,081	10,708

Total liabilities	279,350	271,922

Commitments and contingencies (Notes 4 and 8)
Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
18,178,398 shares issued in 2004 and 18,108,959 shares issued in 2003	182	181
Additional paid-in capital	46,063	45,171
Treasury stock, at cost; 707,576 shares in 2004 and 707,120 shares in 2003	(15,580)	(15,578)
Retained earnings	51,633	94,765
Cumulative other comprehensive loss	(919)	(222)

Total shareholders' equity	81,379	124,317

Total liabilities and shareholders' equity	$360,729	$396,239

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(DOLLARS IN THOUSANDS)

	2004	2003	2002
Operating activities:
Net loss	$(43,132)	$(13,278)	$(10,552)
Items not involving the use of cash:
Depreciation and amortization	17,309	20,910	21,165
Deferred income taxes	(4,044)	(10,483)	1,640
Impairment loss	--	--	29,911
Other, net	6,676	28,769	(10,550)
Changes in operating assets and liabilities:
Accounts receivable	(578)	6,180	10,084
Inventories	11	940	318
Prepaid expenses	(1,681)	1,364	(2,124)
Restricted cash	(3,078)	(10,989)	(15,067)
Other assets	(1,917)	(239)	414
Accounts payable	2,463	(1,820)	(10,462)
Deferred frequent flyer partner revenue	(971)	(1,886)	381
Accrued liabilities	(3,604)	293	2,437
Unearned revenue	555	(8,737)	10,756
Accrued pension	4,128	2,527	2,356
Air traffic liability	6,377	1,059	(4,509)
Other non-current liabilities	7,841	1,724	1,271

Net cash (used in) provided by operating activities	(13,645)	16,334	27,469

Investing activities:
Capital expenditures	(5,153)	(12,846)	(6,744)
Aircraft purchase deposits and pre-delivery progress payments	(4,392)	(21,528)	(47,997)
Return of purchase deposits and pre-delivery progress payments	20,405	36,371	--
Proceeds from sale of property and equipment	848	2,078	1,610
Other, net	1,181	(483)	(2,742)

Net cash provided by (used in) investing activities	12,889	3,592	(55,873)

Financing activities:
Proceeds from convertible debt issuance, net	--	23,536	--
Proceeds from pre-delivery progress payments	3,877	19,816	36,938
Proceeds from sale/leaseback transaction, net	--	10,063	--
Proceeds received from private equity placement, net	--	7,532	20,470
Payment of debt associated with progress payments	(16,948)	(30,208)	--
Payment on note payable	--	(5,500)	(32,500)
Other, net	7,052	1,604	(1,929)

Net cash (used in) provided by financing activities	(6,019)	26,843	22,979

Net (decrease) increase in cash and cash equivalents	(6,775)	46,769	(5,425)
Cash and cash equivalents, beginning of period	88,267	41,498	46,923

Cash and cash equivalents, end of period	$81,492	$88,267	$41,498

Supplemental non-cash activities:
Non-cash incentives	$8,966	$28,699	$1,500
Aircraft sale/leaseback	--	7,058	--
Moratorium note payable to lenders	--	7,283	--
Stock warrants to lenders	--	4,772	--
Supplemental cash flow information:
Cash paid (received) for:
Income taxes*	$5,021	$(9,042)	$(9,933)
Interest	3,212	1,393	3,268
Supplemental schedule of investing activities:
Accrued capital expenditures	$340	$745	$2,014

* Included in taxes paid are amounts paid to Kimberly-Clark in accordance with the Tax Agreement totaling $0 in 2004, 2003 and 2002.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(DOLLARS IN THOUSANDS)

	Common Stock, $.01 par value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Cumulative Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances at December 31, 2001	$145	$11,702	$(15,706)	$118,595	--	$114,736
Comprehensive loss:
Net loss	--	--	--	(10,552)	--	(10,552)
Other comprehensive income – fuel hedges	--	--	--	--	389	389

Total comprehensive loss	--	--	--	--	--	(10,163)
Issuance of 1,675,000 shares of common stock
for private equity placement (net of issuance
costs of $1,456)	17	20,453	--	--	--	20,470
Other	--	22	62	--	--	84

Balances at December 31, 2002	162	32,177	(15,644)	108,043	389	125,127
Comprehensive loss:
Net loss	--	--	--	(13,278)	--	(13,278)
Other comprehensive loss:
Fuel hedge	--	--	--	--	(389)
Additional minimum pension liability	--	--	--	--	(222)	(611)

Total comprehensive loss	--	--	--	--	--	(13,889)
Issuance of common stock upon exercise
of stock options and related tax benefits	--	4	--	--	--	4
Issuance of 965,318 stock options	--	756	--	--	--	756
Issuance of 1,571,467 stock warrants	--	4,772	--	--	--	4,772
Issuance of 1,882,353 shares of common stock
for private equity placement (net of issuance
costs of $468)	19	7,513	--	--	--	7,532
Other	--	(51)	66	--	--	15

Balances at December 31, 2003	181	45,171	(15,578)	94,765	(222)	124,317
Comprehensive loss:
Net loss	--	--	--	(43,132)	--	(43,132)
Other comprehensive loss:
Fuel hedge	--	--	--	--	(775)
Additional minimum pension liability	--	--	--	--	78	(697)

Total comprehensive loss	--	--	--	--	--	(43,829)
Issuance of common stock upon exercise
of stock options and related tax benefits	1	112	--	--	--	113
Issuance of 271,323 stock options	--	578	--	--	--	578
Issuance of 40,400 shares of common stock
for conversion of debt	--	202	--	--	--	202
Other	--	--	(2)	--	--	(2)

Balances at December 31, 2004	$182	$46,063	$(15,580)	$51,633	$(919)	$81,379

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDWEST AIR GROUP, INC.
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Midwest Air Group, Inc. has two separate operating entities, Midwest Airlines, Inc. (“Midwest Airlines”), and Skyway Airlines, Inc., a wholly owned subsidiary of Midwest Airlines, doing business as Midwest Connect (“Midwest Connect”). Midwest Airlines, a wholly owned subsidiary of the Company, is a U.S. air carrier providing scheduled passenger service to destinations in the United States. Midwest Airlines also provides aircraft charter, air cargo and other airline services. Midwest Connect provides regional scheduled passenger service to cities primarily in the Midwest.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Midwest Air Group, Inc. (the “Company”) and its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies of the Company conform to the accounting principles generally accepted in the United States of America. Amounts reflected in the consolidated financial statements or the notes relate to continuing operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Life
Aircraft and related equipment Other equipment Office furniture and equipment Building Building and leasehold improvements	10 to 20 years 5 to 8 years 5 to 20 years 40 years Lesser of 20 years or remaining life of building or lease

Restricted Cash
Restricted cash pertains primarily to cash that is due the Company for advance credit card ticket purchases, which under the terms of the agreement with the credit card processor is held by the credit card processor until travel takes place; this restricted cash earns a market rate of interest and is held primarily at one financial institution. Other restricted cash pertains to deposits related to, among other things, worker’s compensation policies and the bond-financed maintenance facilities.

Other Assets
Other assets consist primarily of airport leasehold rights, capitalized software and credit memos from aircraft suppliers associated with the delivery of each Boeing 717 aircraft.

Impairment of Long-Lived Assets
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The amount of any impairment is based on the fair market value of the related asset.

During first quarter 2002, the Company decided to accelerate the retirement of the DC-9 fleet of Midwest Airlines in anticipation of accelerated deliveries of Boeing 717 aircraft. In connection with this decision, the Company performed evaluations to determine whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in an impairment. Consequently, in the first quarter of 2002, the cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $29.9 million (pre-tax) impairment loss, and the remaining depreciable lives of such assets were adjusted for the new retirement schedule. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

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

Advertising Expense
Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $6.5 million, $5.7 million and $7.6 million, respectively.

Concentrations of Risk
Certain of the Company’s employees are covered under various collective bargaining agreements. The Midwest Airlines pilot, Midwest Connect pilot and Midwest Airlines flight attendant groups all ratified five-year contracts in August 2003. These contracts represent 11%, 12% and 12%, respectively, of the Company’s employees at December 31, 2004. The Company operates approximately 86% of its flights and earns approximately 86% of its passenger revenue based on Milwaukee-originating or Milwaukee-arriving flights; thus, the Company is impacted by the economy of the Milwaukee area.

Fair Value of Financial Instruments
The Company believes the carrying value of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate. The carrying value of derivative instruments has been marked to market based on the fair value of similar instruments as of the balance sheet date. As of December 31, 2004, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003, and the Company believes that all debt appropriately reflects the current fair value at December 31, 2004.

Maintenance and Repair Costs
Routine maintenance and repair costs for owned and leased aircraft are charged to expense when incurred. The Company expenses airframe maintenance costs as they are incurred.

Substantially all of Midwest Airlines’ and Midwest Connect’s engines are under fleet hour agreements and therefore engine maintenance is expensed straight line over the term of the contract.

Frequent Flyer Program
A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized straight-line over 32 months. The Company believes the method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with miles earned by travel under the Company’s frequent flyer program is accrued based on an estimated redemption percentage of 76% applied to actual mileage recorded in members’ accounts that have accumulated miles equal to or greater than the standard travel award. The incremental cost includes the cost of fuel, commissary, reservations and insurance. The incremental cost does not include a contribution to overhead, aircraft cost or profit. The ultimate cost will depend on the actual redemption of frequent flyer miles and may be greater or less than amounts accrued at December 31, 2004.

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

Derivative Instruments and Hedging Activities
The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The value of any options is determined using estimates of fair market value provided by major financial institutions. All changes in the fair value of the derivative instruments that are considered effective under FAS 133 are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense.

The Company periodically utilizes collar structures or options to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company’s financial risk management policy. This policy was adopted by the Company to document the Company’s philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The collars establish ceiling prices for anticipated jet fuel purchases and serve as hedges of those purchases. During 2004, the Company recorded $0.8 million as a liability for future fuel prices that may fall outside of the collar based on anticipated cash flows from the fuel hedge collars. This amount will be reclassed to the income statement as an offset to fuel expense in 2005.

Stock Options
The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”and its related interpretations; accordingly, no compensation cost has been reflected for the 1995 stock option plan in the consolidated financial statements. Compensation expense was recognized for the difference between the market value and exercise price as of grant date for options issued under the 2003 All-Employee Stock Option Plan.

Had compensation costs for the Company’s stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been greater, as indicated in the pro forma amounts below (in thousands, except per share amounts):

	2004	2003	2002
Net loss:
As reported	$(43,132)	$(13,278)	$(10,552)
Add: Total stock-based employee
compensation expense recognized,
net of related tax effect	592	492	--
Deduct: Total stock-based employee
compensation expense determined
under fair value based methods,
net of related tax effect	(1,916)	(2,679)	(2,150)

Pro forma	$(44,456)	$(15,465)	$(12,702)

Net loss per share - basic:
As reported	$(2.47)	$(0.85)	$(0.72)
Pro forma	$(2.55)	$(0.98)	$(0.86)
Net loss per share - diluted:
As reported	$(2.47)	$(0.85)	$(0.72)
Pro forma	$(2.55)	$(0.98)	$(0.86)

Based on these assumptions, the weighted average fair value of options granted in each of the last three years where the exercise price was equal to the fair market value of the stock on the grant date are: $2.56 in 2004, $2.11 in 2003 and $9.32 in 2002.

Based on these assumptions, the weighted average fair value of options granted in each of the last three years where the exercise price was less than the fair market value of the stock on the grant date are: $1.74 in 2004, $2.89 in 2003 and not applicable in 2002.

For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected volatility	53.4%	55.3%	40.0%
Risk-free interest rate	3.6%	3.8%	3.4%
Forfeiture rate	1.5%	1.5%	1.4%
Dividend rate	0.0%	0.0%	0.0%
Expected life in years	7.5	7.8	8.2

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

New Accounting Pronouncements
In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company will adopt the standard as of the effective date and believes it will not have a material effect on the financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

As of December 31, 2004 and 2003, property and equipment consisted of the following (in thousands):

	2004	2003
Flight equipment	$221,310	$256,434
Other equipment	15,556	15,511
Buildings and improvements	13,125	12,995
Office furniture and equipment	20,218	19,927
Construction in progress	1,701	3,568

	271,910	308,435
Less accumulated depreciation	(90,047)	(115,630)

Property and equipment, net	$181,863	$192,805

The Company has recorded capitalized interest of $1.2 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively.

NOTE 3. LEASES

The Company leases aircraft, terminal space, office space and hangar space. Future minimum lease payments required under operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004 were as follows (in thousands):

Year ended December 31,
2005	54,228
2006	52,481
2007	50,470
2008	48,880
2009	48,586
2010 and thereafter	577,768

As of December 31, 2004, Midwest Airlines had 22 jet aircraft in service financed by operating leases. These leases have expiration dates ranging from 2007 through 2024 and generally can be renewed, based on the fair market value at the end of the lease term, for one to four years. Most of the leases include purchase options at or near the end of the lease term at fair market value.

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of December 31, 2004, the amount of unused credit memos totaled $3.3 million and is recorded as Other Assets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the leases.

As of December 31, 2004, Midwest Connect’s 12 turboprop aircraft were financed under operating leases with an initial lease term of 12 years and expiration dates of 2008 and 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value. A lessor of five of the aircraft sold its interest to another party in December 2004. The terms associated with the new leases were substantially the same as the original leases, except that the new agreement required a deposit of $2.3 million, which is classified as a security deposit in other assets on the balance sheet. This deposit is fully refundable at the end of the lease if the Company meets its obligations.

In the fourth quarter of 1999, the Company entered into lease agreements to finance the acquisition of five Fairchild 328JETs. The leases run for a term of 16.5 years, with expiration of all leases occurring in 2016. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value

On April 23, 2001, the Company completed a $6.3 million financing of a new maintenance facility for Midwest Connect located at General Mitchell International Airport. Occupancy of the new maintenance facility began in February 2002. The facility is financed by 32-year, tax-exempt, variable-rate demand industrial development revenue bonds issued by the City of Milwaukee. To ensure the tax-exempt status, Milwaukee County is the owner of the facility and guarantor of principal and interest payments. Interest payments made to bondholders and amortization of principal are recorded as rent expense.

In October 1998, Midwest Airlines moved into a newly constructed maintenance facility that is owned by Milwaukee County and located at General Mitchell International Airport. To finance the $7.9 million project, the City of Milwaukee issued variable-rate demand industrial development revenue bonds. The Company’s variable rent payments are based on the current interest rate of the City of Milwaukee’s outstanding tax-exempt bonds over the 32-year lease term. Milwaukee County is the owner and guarantor of principal and interest payments.

Rent expense for all operating leases, excluding landing fees, was $58.5 million, $47.9 million and $40.7 million for 2004, 2003 and 2002, respectively.

During 2004, the Company recorded $1.0 million (pre-tax) of aircraft lease expense for three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during the year, and the restructuring of five Beech 1900D leases. These non-cash expenses were included in the aircraft rentals line of the Company’s statements of operations. The expense reflects future obligations for these aircraft following their out-of-service dates.

NOTE 4. FINANCING AGREEMENTS

Credit Card Holdback
The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the third quarter of 2004, the Company did not achieve the monthly covenants stated in the agreement, and the credit card processor increased the holdback amount from 80% to 90% in December 2004. In the fourth quarter of 2004, the Company again did not achieve the quarterly covenant. The Company and credit card processor are currently in discussions to determine what, if any, adjustments will be made to the holdback amount as the credit card processor has the right to request up to a 100% holdback as a result of the covenant violation. As of December 31, 2004, the retained cash amount was 90% of the credit card processor’s risk exposure, or approximately $23.0 million.

The Company also has agreements with American Express, Diners Club and Discover. Of these credit card processors, only American Express had retained cash related to credit card processing, totaling $1.0 million. If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all the processors (other than amounts under holdback) as of January 31, 2005 was approximately $10.7 million.

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

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines entered into the loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing. As of December 31, 2004, Midwest Airlines owed $13.5 million under the loan agreement. Under a financing commitment between Midwest Airlines and Boeing Capital Corporation (“BCC”), at each aircraft delivery BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and then leases the aircraft to Midwest Airlines. At that time, BCC reimburses Midwest Airlines in full for the pre-delivery progress payments Midwest Airlines has made. To the extent Midwest Airlines originally funded such payments through KfW, Midwest Airlines uses the amounts reimbursed to repay the related debt to KfW. To the extent Midwest Airlines originally funded such payments with operating cash, the amounts reimbursed represent available cash. The loan balance above reflects the net effect of pre-delivery progress payments and delivery reimbursements as of December 31, 2004. Interest accrues from the date of borrowing to the aircraft delivery date, and is included in the final purchase price as capitalized interest. The interest rate on borrowings under the agreement is LIBOR plus 195 basis points. This debt has been classified as long-term in the accompanying condensed consolidated balance sheet. There are no financial covenants associated with this debt obligation.

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

In connection with the final restructuring agreements with the aircraft lessors and lenders in 2003, the Company’s subsidiaries delivered subordinated promissory notes (the “Basic Moratorium Notes”) to the lessors and lenders. Each of the Basic Moratorium Notes was delivered pursuant to an agreement to amend the existing lease or financing agreements. Each of the Basic Moratorium Notes constitutes payment in full for regularly scheduled amounts due under such lease and financing agreements that Midwest Airlines or Midwest Connect failed to pay to the lessor(s) or lender(s) during the Company’s payment moratorium from February 28, 2003 through August 30, 2003. The aggregate principal amount of the Basic Moratorium Notes at December 31, 2004 is $7.53 million. Principal and interest (fixed at 10%) on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments, which began in July 2004.

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

Convertible Debt
On September 29, 2003, the Company entered into agreements under which it raised financing of approximately $33 million (net proceeds approximated $31.1 million, after commissions and expenses). The financing included two components: the sale of $25 million in convertible senior secured notes and the sale of 1,882,353 shares of the Company’s common stock having an aggregate purchase price of approximately $8 million. The equity transaction is discussed more fully in Note 6. Most of the Company’s unencumbered assets, including aircraft, spare parts and landing slots, were pledged as security to the convertible note holders. The Company sold the convertible senior secured notes and the common stock in private placements to certain qualified institutional investors and accredited investors.

The convertible senior secured notes bear interest at 6.75% and mature on October 1, 2008. The notes are secured by certain assets of the Company and its subsidiaries in accordance with a Security Agreement and by a Mortgage granted by Midwest Connect. During 2004, approximately $0.2 million of the debt was converted to stock at the option of the note holder. The notes are generally convertible at any time at the option of the note holders into shares of common stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. The note holders may not convert any portion of the outstanding and unpaid principal of the notes to the extent that, after giving effect to such conversion, the note holder (together with such note holder’s affiliates) would beneficially own in excess of 4.99% or 9.99%, as the case may be for the respective note holder, of the number of shares of common stock outstanding immediately after giving effect to such conversion. A note holder may waive the 4.99% limitation with such waiver being effective on the 61st calendar day after the Company receives notice of the waiver.

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

Future maturities of long-term debt on all debt obligations, including the Basic Moratorium Note, debt related to the 328JET aircraft and the convertible notes for the next five years are as follows (in thousands):

Year ended December 31,
2005	$ 3,185
2006	3,222
2007	2,007
2008	25,591
2009	838
2010 and thereafter	18,820

NOTE 5. NET LOSS PER SHARE

Reconciliations of the numerator and denominator of the basic and diluted net loss per share computations are summarized as follows (in thousands, except per share amounts):

	2004	2003	2002
Net Loss Per Share - Basic:
Net loss (numerator)	$(43,132)	$(13,278)	$(10,552)

Weighted average shares outstanding (denominator)	17,431	15,702	14,734

Net loss per share - basic	$(2.47)	$(0.85)	$(0.72)

Net Loss Per Share - Diluted:
Net loss (numerator)	$(43,132)	$(13,278)	$(10,552)

Weighted average shares outstanding (denominator)	17,431	15,702	14,734
Effect of dilutive securities:
Stock options (1)(2)(3)	--	--	--
Convertible debt (4)	--	--	--

Weighted average shares outstanding assuming
dilution (denominator)	17,431	15,702	14,734

Net loss per share - diluted	$(2.47)	$(0.85)	$(0.72)

(1)	Stock options outstanding under the 1995 Stock Option Plan of 34 and 20 were excluded from the calculation for 2004 and 2003 respectively, as their effect was anti-dilutive.
(2)	Stock options outstanding under the 2003 All-Employee Stock Option Plan of 235 and 17, respectively, were excluded from the calculation for 2004 and 2003 respectively, as their effect was anti-dilutive.
(3)	Shares issuable under the 1995 Stock Plan for Outside Directors of 44 and 22 were excluded from the calculation for 2004 and 2003 respectively, as their effect was anti-dilutive.
(4)	Warrants and convertible senior secured notes issued by the Company were excluded from the calculation 2004 and 2003 respectively, as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The warrants expire in August 2013. None of the warrants had been exercised as of December 31, 2004.

NOTE 6. SHAREHOLDERS’ EQUITY

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

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The weighted average fair value of the warrants at the grant date was $2.89. The warrants expire in August 2013. None of the warrants had been exercised as of December 31, 2004. The assumptions used to calculate the fair value of the warrants were comparable to the weighted average assumptions used to calculate the fair value of options issued under the Company’s stock option plans under SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of common stock. An aggregate of 2,548,900 shares of common stock is reserved for issuance under the Plan, of which 128,011 shares are available for future grants at December 31, 2004. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of common stock. An aggregate of 1,551,741 shares of common stock is reserved for issuance under the Plan, of which 322,224 shares are available for future grants as of December 31, 2004. Granted options for non-represented employees become exercisable at the rate of 33?% immediately upon the date of grant, 33?% after the first year and the remaining 33?% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33?% of the options allocated to a represented group become exercisable immediately upon the date of grant. All options granted under this Plan will expire no later than August 21, 2013.

Transactions with respect to the Plans where the exercise price was equal to the market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2001	1,395,800	$21.63
Granted	388,554	18.24
Exercised	--	--
Forfeited	(47,323)	24.24

Options outstanding at December 31, 2002	1,737,031	20.80
Granted	336,700	3.38
Exercised	--	--
Forfeited	(62,459)	16.47

Options outstanding at December 31, 2003	2,011,272	18.02
Granted	349,400	4.15
Exercised	--	--
Forfeited	(130,408)	16.45

Options outstanding at December 31, 2004	2,230,264	15.94

Transactions with respect to the Plans where the exercise price was less than the market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2001	--	$--
Options outstanding at December 31, 2002	--	--
Granted	965,318	2.89
Exercised	(2,075)	2.89
Forfeited	(5,420)	2.89

Options outstanding at December 31, 2003	957,823	2.89
Granted	272,664	2.89
Exercised	(18,123)	2.89
Forfeited	(86,414)	2.89

Options outstanding at December 31, 2004	1,125,950	2.89

Options exercisable with their weighted average exercise price as of December 31, 2004, 2003 and 2002 for options where the exercise price was equal to the market price on the date of grant were: 1,595,145 options at $19.64, 1,309,985 options at $21.58 and 1,025,027 options at $22.08, respectively.

Options exercisable with their weighted average exercise price as of December 31, 2004, 2003 and 2002 for options where the exercise price was less than the market price on the date of grant were: 924,748 options at $2.89, 491,364 options at $2.89 and not applicable for 2002.

The following table summarizes information concerning options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.00-$4.99	1,760,050	8.7 years	$3.21	1,048,838
$5.00-$9.99	143,000	1.2 years	7.87	138,949
$10.00-$14.99	55,700	4.2 years	14.22	55,700
$15.00-$19.99	788,814	5.7 years	17.94	667,756
$20.00-$24.99	196,200	5.1 years	24.49	196,200
$25.00-$29.99	212,400	4.2 years	29.05	212,400
$30.00-$34.99	200,050	3.2 years	30.53	200,050

Options outstanding at
December 31, 2004	3,356,214	6.7 years	$11.56	$2,519,893

NOTE 7. INCOME TAXES

The income tax credit for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	2004	2003	2002
Current (credit) provision:
Federal	$--	$3,335	$(7,323)
State	--	--	--

	--	3,335	(7,323)

Deferred (credit) provision:
Federal	(3,824)	(10,273)	1,640
State	(229)	(210)	--

	(4,053)	(10,483)	1,640

Income tax credit	$(4,053)	$(7,148)	$(5,683)

A reconciliation of income taxes at the U.S. federal statutory tax rate to the effective tax rate follows:

	2004	2003	2002
Credit at statutory U.S. tax rates	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.0)	(2.0)	(2.0)
Valuation allowance
	28.4	2.0	2.0
Other, net	--	--	--

Income tax credit	(8.6)%	(35.0)%	(35.0)%

Deferred tax assets and liabilities resulting from temporary differences comprise the following at December 31 (in thousands):

	2004	2003
Current deferred income tax assets
(liabilities) attributable to:
Frequent flyer	$2,749	$4,695
Accrued liabilities	5,031	4,049
Maintenance expense liability	--	352
Other	(456)	(434)

Net current deferred tax assets	$7,324	$8,662

Noncurrent deferred income tax
(liabilities) assets attributable to:
Excess book basis over tax basis of property	$(42,595)	$(36,037)
Maintenance expense liability	786	793
Frequent flyer	449	2,466
Pension liability	4,521	3,754
Deferred revenue - new aircraft program	8,694	6,463
Federal net operating losses	26,040	3,831
State net operating losses	9,200	5,795
AMT carryforwards	2,370	2,370
Valuation allowance	(21,579)	(5,375)
Other	4,137	2,581

Net noncurrent deferred tax liabilities	$(7,977)	$(13,359)

As of December 31, 2004, the Company has state net operating losses of approximately $187 million, which will begin to expire in 2005. The Company recorded a valuation allowance on the state net operating losses of $3.1 million and $2.7 million in 2004 and 2003, respectively. As of December 31, 2004, the Company has recorded federal net operating losses of $74.4 million, which will begin to expire in 2023. Beginning with the second quarter of 2004, the Company no longer records income tax benefit on losses due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities. The Company recorded a valuation allowance on the federal net operating losses of $13.1 million in 2004.

Income taxes have been settled with the Internal Revenue Service (“IRS”) for all years through 2002. As a result of the completion of the examinations, the Company made a payment of approximately $4.3 million in 2004. The Company believes adequate provision for all outstanding issues has been made for all open years.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

In February 1997, Midwest Airlines agreed to pay $9.25 million over 15 years for the naming rights to the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee that opened in July 1998. As of December 31, 2004, the Company had remaining cash payments on this commitment of $4.1 million.

The Company placed a firm order for 25 new Boeing 717 aircraft, with purchase rights for an additional 25 aircraft. The firm order is valued at $940 million, with a remaining value of approximately $300 million relating to undelivered aircraft as of December 31, 2004. Under an amended purchase agreement, delivery of the aircraft began in February 2003 and was to continue into 2005 at a rate of one aircraft every month. In July 2003, Midwest Airlines announced that it was further amending the delivery schedule for the Boeing 717 aircraft. Midwest Airlines received one aircraft per month through March 2004 and then one per quarter for the remainder of 2004 and 2005. Boeing has announced that it will discontinue manufacturing Boeing 717 aircraft in 2006. The Company is currently in discussions with Boeing regarding the 2006 delivery schedule and the purchase rights for an additional 25 aircraft.

In April 2001, Midwest Connect signed a memorandum of understanding placing firm orders for 20 new Embraer regional jets, with options to purchase 20 additional aircraft. The firm order is valued at $400 million. Midwest Connect plans to use the new Embraer regional jets to expand service in existing and new markets. Midwest Connect believes long-term financing will be difficult to obtain given current industry conditions and Company financial results, and for these reasons, Midwest Connect reached agreement with Embraer to defer acquisition of these aircraft until July 2006. The contract has been amended to reflect this agreement. Midwest Connect will not incur any cost or face claims for breach of contract in relation to the deferral.

As a result of the restructuring of lease and debt agreements described in Note 4, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. The amount of such contingent obligation of the Company is approximately $24.7 million as of December 31, 2004.

The Company is party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company’s consolidated financial statements. The more significant legal proceedings are discussed below.

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

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. The Company reclassified $1.1 million and $1.5 million to the income statement in 2003 and 2002, respectively, as an offset to fuel expense when the fuel hedges from 2002 expired.

During 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of December 31, 2004, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2005. The collars for first quarter 2005 cover approximately 25% of the total estimated fuel consumption with an average floor price of $1.37 per gallon and average ceiling price of $1.60 per gallon, which includes into-plane costs. There are collars in place that cover 18.0%, 13.6% and 9.2% of the estimated fuel consumption for second, third and fourth quarters of 2005, respectively. Ceiling prices are set at $1.39, $1.40 and $1.40 per gallon and floor prices are set at $1.19, $1.20 and $1.20 per gallon for the second, third and fourth quarter of 2005, respectively. In 2004, the Company expensed $0.3 million due to the price of jet fuel falling below the floor price of the collar. As of December 31, 2004, the Company recorded $0.8 million in current other accrued liabilities as a potential liability for future fuel prices that may fall outside of the collar based on the anticipated cash flows from the fuel hedge collars.

NOTE 10. RETIREMENT AND BENEFIT PLANS

Qualified Defined Benefit Plan
In 2004 and 2003, Midwest Airlines had one qualified defined benefit plan: the Pilot’s Supplemental Pension Plan. This plan provides retirement benefits to Midwest Airlines pilots represented by their collective bargaining agreement.

Nonqualified Defined Benefit Plans
Nonqualified defined benefit plans consist of an “Executive Supplemental Plan” and a “Pilots Nonqualified Supplemental Pension Plan.” The Executive Supplemental Plan provides annuity benefits for salary in excess of IRS salary limits that could not be applied in the qualified Salaried Employees’ Retirement Plan. The Salaried Employees’ Plan was terminated as of March 31, 2000, however benefits under the Executive Supplemental Plan remain frozen while the Company evaluates alternatives. The other Midwest Airlines nonqualified defined benefit plan is the Pilots’ Nonqualified Supplemental Pension Plan. This plan provides Midwest Airlines pilots with annuity benefits for salary in excess of IRS salary limits that cannot be covered by the qualified Pilots’ Supplemental Pension Plan.

The Company uses a December 31 measurement date for purposes of calculations of plan assets and obligations and all other related measurements.

The following table sets forth the funded status of the plans as of December 31 (in thousands):

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2004	2003	2004	2003
Change in Benefit Obligation
Net benefit obligation at beginning of year	$17,743	$13,665	$1,060	$897
Service cost	1,167	924	4	2
Interest cost	986	838	66	60
Plan amendments	--	226	--	--
Actuarial loss	915	2,115	202	101
Benefits paid	(41)	(25)	--	--

Net benefit obligation at end of year	$20,770	$17,743	$1,332	$1,060

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2004	2003	2004	2003
Change in Plan Assets
Fair value of assets at beginning of year	$3,383	$1,680	$--	$--
Actual return on plan assets	299	(15)	--	--
Employer contributions	436	1,743	--	--
Gross benefits paid	(41)	(25)	--	--

Fair value of plan assets at end of year	$4,077	$3,383	$--	$--

Funded status at end of year	$(16,693)	$(14,360)	$(1,332)	$(1,060)
Unrecognized net actuarial loss	9,312	8,707	313	118
Unrecognized prior service cost	2,989	3,299	89	99

Accrued benefit liability	$(4,392)	$(2,354)	$(930)	$(843)

Weighted-average assumptions
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	9.00%	n/a	n/a
Rate of compensation increase	6.30%	5.44%	6.30%	4.50%

Amounts recognized in the balance sheet consist of:

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2004	2003	2004	2003
Amounts recognized in the balance sheet
Accrued benefit liability	$(4,392)	$(2,354)	$(930)	$(843)
Additional minimum liability	--	--	(144)	(222)
Intangible asset	--	--	--	--
Accumulated other comprehensive income	--	--	144	222

Net amount recognized at end of year	$(4,392)	$(2,354)	$(930)	$(843)

The accumulated benefit obligation for all defined benefit pension plans was $7.4 million and $5.5 million at December 31, 2004 and 2003, respectively.

	December 31
	2004	2003
Projected benefit obligation	$22,102	$18,803
Accumulated benefit obligation	7,386	5,538
Fair value of plan assets	4,077	3,383

The net periodic benefit cost of defined benefit pension plans for the years ending December 31, 2004, 2003 and 2002, respectively, includes the following (in thousands):

	Midwest Qualified Defined Benefit Plans			Midwest Nonqualified Defined Benefit Plans
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$1,167	$924	$733	$4	$2	$2
Interest cost	986	838	665	66	60	55
Expected return on assets	(319)	(233)	(95)	--	--	--
Amortization of:
Prior service cost	310	310	295	9	9	9
Actuarial loss (gain)	329	199	140	7	(5)	(9)

Total net periodic benefit cost	$2,473	$2,038	$1,738	$86	$66	$57

Assumptions for the above table include a discount rate of 6.00%, 6.75% and 7.25% for 2004, 2003 and 2002, respectively. The rate of compensation increase for all qualified defined benefit plans was 6.30%, 5.44% and 5.44% for 2004, 2003 and 2002. The rate of compensation increase for all nonqualified defined benefit plans was 6.30%, 4.38% and 4.38% for 2004, 2003 and 2002. The expected return on plan assets for all defined benefit plans was 8.00%, 9.00% and 9.00% for 2004, 2003 and 2002.

The Company offers severance arrangements to certain Midwest Airlines pilots. The liability under this plan at December 31, 2004 was $5.1 million.

Postretirement Health Care and Life Insurance Benefits
Midwest Airlines allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally non-contributory for current retirees, and are contributory for most future retirees.

The following table sets forth the status of the plans as of December 31, 2004 and 2003 respectively (in thousands):

	2004	2003
Change in Benefit Obligation
Net benefit obligation at beginning of year	$10,777	$8,381
Service cost	801	750
Interest cost	590	561
Plan amendments	--	--
Actuarial loss	484	1,157
Curtailments	(1,186)	--
Gross benefits paid	(52)	(72)

Net benefit obligation at end of year	$11,414	$10,777

Change in Plan Assets
Fair value of assets at beginning of year	$--	$--
Employer contributions	52	72
Gross benefits paid	(52)	(72)

Fair value of plan assets at end of year	$--	$--

Funded status at end of year	$(11,414)	$(10,777)
Unrecognized net actuarial loss	3,197	3,982
Unrecognized prior service credit	(339)	(461)

Accrued benefit liability recognized at
end of year	$(8,556)	$(7,256)

Weighted-average assumptions
Discount rate	5.75%	6.00%
Rate of compensation increase	4.57%	4.38%

The net periodic benefit cost of postretirement health care and life insurance benefits for the years ending December 31, 2004, 2003 and 2002, respectively includes the following (in thousands):

	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$801	$750	$662
Interest cost	590	561	497
Amortization of:
Prior service costs	(24)	(30)	(30)
Actuarial loss	83	81	70

Total net periodic benefit cost	$1,450	$1,362	$1,199

FAS 88 Charges:
Special termination benefit charge	--	--	--
(credit)
Curtailment charge (credit)	(98)	--	--
Settlement charge (credit)	--	--	--
Total net periodic benefit cost	$1,352	$1,362	$1,199

Assumptions for the above table include a discount rate of 6.00%, 6.75% and 7.25% for 2004, 2003 and 2002, respectively. The rate of compensation increase was 4.57%, 4.38% and 4.38% for 2004, 2003 and 2002. As the Company is in an unfunded position for this plan, there is no expected return on plan assets. A 9.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease 1% per year to 5.00% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the financial statements.

The preset limit on the Company’s annual payment toward retiree healthcare has been reached; all costs above this preset cap are paid by retirees.

Plan Assets

The fair value of plan assets for these plans is $4,076,841 and $3,383,134 at the end of 2004 and 2003, respectively. The expected long-term rate of return on these plan assets was 8.00% and 9.00% in 2004 and 2003, respectively. On a go-forward basis, the expected rate of return will be 8.00%.

The return on plan assets reflects the weighted average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments; this adjustment takes into account consideration from the actuary regarding long-term market conditions and investment management performance.

The asset allocation for the Company’s U.S. pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	for 2005	2004	2003
Equity securities	75%	70%	69%
Fixed income	25%	29%	31%
Cash and cash equivalents	0%	1%	0%
Other	0%	0%	0%

Total	100%	100%	100%

Plan Investment Strategy

The Qualified Plan has a Fiduciary Committee that oversees the investment of the assets of the Plan. The Fiduciary Committee has created an investment policy for the assets of the Plan. The basic investment strategy for plan assets provides that over the investment horizon established in the policy aggregate Plan assets will meet or exceed:

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

The investment goals above are the objectives of the aggregate Plan, and are not meant to be imposed on each investment account (if more than one account is used). The goal of each investment manager, over the investment horizon, shall be to:

•	Meet or exceed the market index, or blended market index, selected and agreed upon by the Plan Fiduciary Committee that most closely corresponds to the style of investment management.
•	Display an overall level of risk in the portfolio that is consistent with the risk associated with the benchmark specified above. Risk will be measured by the standard deviation of quarterly returns.

Specific investment goals and constraints for each investment manager are incorporated as part of the investment policy.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans follows:

Employer Contributions (in thousands)	Pension Benefits	Other Benefits
2005 (expected) to plan trusts	1,472	--
2005 (expected) to plan participants	--	53

Expected future benefit payments for the next five years are as follows (in thousands):

	Pension Benefits	Other Benefits
Year ended December 31,
2005	$82	$157
2006	107	240
2007	197	373
2008	276	556
2009	354	752
2010 and thereafter	3,570	7,280

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

Company contributions under the Retirement Account Plan are limited to the extent required by tax provisions. To the extent contributions to the Retirement Account Plan are limited under tax law, any excess will be paid pursuant to supplemental retirement arrangements. The amounts expensed and reflected in the accompanying consolidated statements of operations were $4.0 million, $3.8 million and $4.2 million, in 2004, 2003 and 2002, respectively.

The Company has two voluntary defined contribution investment plans covering substantially all employees. Under these plans, the Company matches a portion of an employee’s contributions if certain thresholds are met. Amounts expensed and reflected in the accompanying consolidated statements of operations were $0.1 million, $0.1 million and $0.2 million in 2004, 2003 and 2002, respectively. Effective October 1, 2001, Midwest Airlines temporarily suspended matching contributions to its 401(k) program following the events of September 11. In 2002, Midwest Airlines reinstated matching contributions using a targeted profitability measure. Midwest Connect matches 25% of employee contributions up to 10% of an employee’s salary. In addition, Midwest Connect will increase matching contributions above that level if targeted profitability measures are met.

Profit Sharing Plans
The Company has three profit sharing plans: an employee profit sharing plan for substantially all employees of Midwest Airlines, an employee profit sharing plan for substantially all employees of Midwest Connect, and an Annual Incentive Plan for key management employees. Company contributions for all plans are based primarily on achieving specified levels of profitability. The Company expensed $0 under these plans during 2004, 2003 and 2002, respectively. During 2003, the Company announced an income-sharing plan that replaces these plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by the Financial Accounting Standards Board (“FASB”) Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), that allows sponsors to elect to defer recognition of the effects of the Act to await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. In accordance with FSP No. 106-2, the Company has evaluated the effects of the Act and has determined that the federal subsidy would not be material to the Company. Accordingly, the financial statements do not reflect the effects of the Act.

NOTE 11. ACCOUMULATED OTHER COMPREHENSIVE LOSS

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive loss. Comprehensive loss was $43.8 million, $13.9 million and $10.1 million for 2004, 2003 and 2002, respectively. Accumulated other comprehensive loss includes $0.8 million for unrealized losses on fuel collars and $0.1 million (net of tax) for additional minimum pension liability.

NOTE 12. SETTLEMENT OF ARBITRATION

Midwest Connect currently operates 10 32-passenger Fairchild 328JET regional jets. In September 2001, Midwest Connect settled its arbitration with Fairchild Dornier GmbH (“Fairchild”) over the cancellation of the 428JET program. In the first quarter of 2002, the Company recorded as other income $39.5 million (pre-tax) associated with the settlement.

NOTE 13. SEGMENT REPORTING

Midwest Airlines and Midwest Connect constitute the two reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures and marketing strategies. No single customer accounted for more than 10% of revenue. The accounting policies of the reportable segments are the same as those described in Note 1.

As of December 31, 2004, Midwest Airlines offered jet service to 23 cities throughout the United States. As of December 31, 2004, Midwest Airlines operated a fleet of 30 aircraft – 17 Boeing 717s, 11 MD-81/82s and two MD-88s.

Midwest Connect offers point-to-point service in select markets and increases traffic for Midwest Airlines by providing passengers with connecting service to Midwest Airlines flights. As of December 31, 2004, Midwest Connect operated a fleet of 12 Beech 1900D turboprop aircraft and 10 Fairchild 328JETs.

Revenue for passengers who travel on both carriers within a single itinerary is allocated to each entity based on a formula that is dependent on the fare type paid by the passenger. There were 282,184, 207,084 and 182,095 passengers in 2004, 2003 and 2002, respectively, under the aforementioned pricing agreement.

Although Midwest Connect is independent from an operational perspective, Midwest Airlines performs a number of services for Midwest Connect including, but not limited to, aircraft scheduling, pricing, reservations, yield management, advertising and fuel procurement. Midwest Connect is charged a marketing service fee for these services based on a percentage of the revenue for passengers who travel exclusively on Midwest Connect and a fixed per passenger fee for passengers who connect between the carriers. These service charges comprise a majority of the intercompany revenue and expense between the two segments for the years ended December 31, 2004, 2003 and 2002.

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

2004	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$342,979	$77,360	$(5,093)	$415,246
Operating loss	(39,257)	(5,995)	--	(45,252)
Depreciation and amortization expense	12,908	4,401	--	17,309
Interest income	2,090	--	(216)	1,874
Interest expense	3,471	539	(216)	3,794
Loss before income tax credit	(40,651)	(6,534)	--	(47,185)
Income tax credit	(2,655)	(1,398)	--	(4,053)
Net loss	(37,996)	(5,136)	--	(43,132)
Total assets	324,385	55,973	(19,629)	360,729
Capital expenditures (including purchase
deposits on flight equipment)	8,442	1,103	--	9,545

2003	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$319,242	$69,854	$(5,148)	$383,948
Operating loss	(22,799)	(7,665)	--	(30,464)
Depreciation and amortization expense	16,774	4,136	--	20,910
Interest income	1,154	--	(152)	1,002
Interest expense	2,265	274	(152)	2,387
Loss before income tax credit	(12,942)	(7,484)	--	(20,426)
Income tax credit	(4,529)	(2,619)	--	(7,148)
Net loss	(8,413)	(4,865)	--	(13,278)
Total assets	356,498	65,373	(25,632)	396,239
Capital expenditures (including purchase
deposits on flight equipment)	33,750	624	--	34,374

2002	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$359,374	$73,079	$(5,479)	$426,974
Operating loss	(47,529)	(6,729)	--	(54,258)
Depreciation and amortization expense	17,312	3,853	--	21,165
Impairment loss	29,911	--	--	29,911
Interest income	1,346	1	(114)	1,233
Interest expense	2,951	114	(114)	2,951
(Loss) income before income tax (credit)
provision	(48,924)	32,689	--	(16,235)
Income tax (credit) provision	(17,124)	11,441	--	(5,683)
Net (loss) income	(31,800)	21,248	--	(10,552)
Total assets	324,121	68,470	(15,985)	376,606
Capital expenditures (including purchase
deposits on flight equipment)	53,614	1,127	--	54,741

NOTE 14. VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2004	$100	$162	$(133)	$129
Year ended December 31, 2003	$133	$117	$(150)	$100
Year ended December 31, 2002	$149	$141	$(157)	$133
Valuation allowance for deferred tax assets:
Year ended December 31, 2004	$5,375	$16,204	--	$21,579
Year ended December 31, 2003	$2,675	$2,700	--	$5,375
Year ended December 31, 2002	$2,000	$675	--	$2,675
Allowance for obsolete inventory:
Year ended December 31, 2004	$1,283	$463	$(32)	$1,714
Year ended December 31, 2003	$998	$285	--	$1,283
Year ended December 31, 2002	$834	$164	--	$998

NOTE 15. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

(In Thousands, Except Per Share Data)(4)	Three Months Ended
2004	March 31	June 30	September 30	December 31
Operating revenues	$101,310	$106,893	$103,411	$103,632
Operating expenses (1)	111,524	109,794	116,365	122,815
Operating loss	(10,214)	(2,901)	(12,954)	(19,183)
Other expense, net	(4)	(4)	(2)	(3)
Loss before income taxes	(10,811)	(3,464)	(13,439)	(19,471)
(Credit) provision for income taxes	(3,947)	7	(29)	(84)
Net loss	(6,864)	(3,471)	(13,410)	(19,387)
Loss per share - basic:
Net loss	(0.39)	(0.20)	(0.77)	(1.11)
Loss per share - diluted:
Net loss	(0.39)	(0.20)	(0.77)	(1.11)

2003	March 31	June 30	September 30	December 31
Operating revenues	$94,058	$96,898	$94,905	$98,088
Operating expenses (2)	111,980	102,453	100,037	99,942
Operating loss	(17,922)	(5,555)	(5,132)	(1,854)
Other income (expense), net (3)	(1)	11,432	(4)	(5)
(Loss) income before income taxes	(18,107)	5,554	(5,463)	(2,410)
(Credit) provision for income taxes	(6,337)	1,944	(1,912)	(843)
Net (loss) income	(11,770)	3,610	(3,551)	(1,567)
(Loss) income per share - basic:
Net (loss) income	(0.76)	0.23	(0.23)	(0.10)
(Loss) income per share - diluted:
Net (loss) income	(0.76)	0.23	(0.23)	(0.10)

(1)	Operating expenses for the three-month period ended March 31, 2004 include $1,200 associated with the early recognition of lease expense on two DC-9s removed from service prior to the end of the period. Operating expenses for the three-month period ended December 31, 2004 include $3,400 related to engine maintenance contract-related expenses.
(2)	Operating expenses for the three-month period ended June 30, 2003 include $4,600 associated with the early recognition of lease expense on five DC-9s removed from service prior to the end of the period. Operating expenses for the three-month period ended September 30, 2003 include a $4,000 loss recorded on the sale/leaseback of one MD-80 aircraft.
(3)	Other income (expense), net for the three-month period ended June 30, 2003 includes $11,400 of income related to the reimbursement of security costs under the Emergency Wartime Supplemental Appropriations Act.
(4)	Numbers in this table may not be recalculated due to rounding.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board, president and chief executive officer and the Company’s senior vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Attestation Report of the Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Midwest Air Group, Inc.
Milwaukee, WI

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midwest Air Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 16, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, WI
February 16, 2005

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required in this item is set forth under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Report Compliance,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005.

Code of Ethics

The Company has adopted a written code of ethics that applies to its chief executive officer, chief financial officer, controller and all other financial officers and executives performing similar functions. As discussed previously under “Available Information,” a copy of this code of ethics is available on the Company’s Web site. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on its Web site at www.midwestairlines.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this item is set forth under the heading “Executive Compensation,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005, provided, however, that the subsection entitled “Board Compensation Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item (other than the information required by Item 201(d) of Regulation S-K) is set forth under the heading “Stock Ownership of Management and Others,” incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005.

The information with respect to Item 201(d) of Regulation S-K as of December 31, 2004, is as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	4,927,681	$9.38	450,235
Equity compensation plans not
approved by security holders	N.A.	N.A.	56,250
Total	4,927,681	$9.38	506,485

(1)	56,250 shares of Common Stock may be issued under the Midwest Express Holdings, Inc. Annual Incentive Plan (the “Incentive Plan”), which has not been approved by the Company’s shareholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is set forth under the heading “Election of Directors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is set forth under the heading “Independent Auditors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following: Independent Auditors’ Report, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

The information required in Schedule II is incorporated by reference to Note 14 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

(b) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST AIR GROUP, INC.
Registrant
February 18, 2005	By	/s/ TIMOTHY E. HOEKSEMA

Timothy E. Hoeksema
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2005.

/s/ TIMOTHY E. HOEKSEMA	Chairman of the Board of Directors,
Timothy E. Hoeksema	President and Chief Executive Officer
(Principal Executive Officer)
/s/ CURTIS E. SAWYER	Senior Vice President and Chief Financial Officer
Curtis E. Sawyer	(Principal Financial and Accounting Officer)
/s/ JOHN F. BERGSTROM	Director
John F. Bergstrom
/s/ JAMES G. GROSKLAUS	Director
James G. Grosklaus
/s/ ULICE PAYNE, JR	Director
Ulice Payne, Jr
/s/ SAMUEL K. SKINNER	Director
Samuel K. Skinner
/s/ ELIZABETH T. SOLBERG	Director
Elizabeth T. Solberg
/s/ RICHARD H. SONNENTAG	Director
Richard H. Sonnentag
/s/ FREDERICK P. STRATTON, JR	Director
Frederick P. Stratton, Jr
/s/ DAVID H. TREITEL	Director
David H. Treitel

EXHIBIT INDEX

MIDWEST AIR GROUP, INC.
Annual Report on Form 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Exhibit Number	Document Description
(3.1)	Restated Articles of Incorporation as amended through April 8, 2004 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statements on Form S-3 filed April 9, 2004 (File Nos. 333-110639, 333-110900 and 333-111016)).
(3.2)	By-laws of the Company as amended through April 29, 1999 (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(3.3)	Articles of Amendment relating to Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(3.4)	Articles of Amendment relating to increase in authorized shares (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File N0. 1-13934)).
(4.1)	Rights Agreement, dated February 14, 1996, between the Company and U.S. Bank National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed February 15, 1996 (File No. 1-13934)).
(4.2)	Amendment to the Rights Agreement, dated April 19, 1996, between the Company and U.S. Bank National Association as successor in interest to Firstar Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-B filed May 2, 1996 (File No. 1-13934)).
(4.3)	Amendment to Rights Agreement, effective as of September 30, 2002, by and among U.S. Bank, National Association, the Company and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-13934)).
(4.4)	Form of Common Stock Purchase Warrant, dated as of August 19, 2003, issued to the parties named on the signature pages to the related Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 5, 2003 (File No. 1-13934)).
(4.5)	Form of Convertible Senior Secured Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 2003 (File No. 1-13934)).
(10.1)	Lease Agreement between Milwaukee County and Midwest Airlines, dated May 12, 1988 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 33-95212) (the “S-1”)).
(10.2)	Airline Lease, as amended, between Milwaukee County and Midwest Airlines, dated October 1, 1984 (incorporated by reference to Exhibit 10.5 to the S-1).
(10.3)	Omaha Airport Authority Agreement and Lease at Eppley Airfield with Midwest Airlines between the Airport Authority of the City of Omaha and Midwest Airlines (incorporated by reference to Exhibit 10.6 to the S-1).
(10.4)	Airline Lease, as amended, between Milwaukee County and Midwest Connect, dated November 23, 1994 (incorporated by reference to Exhibit 10.7 to the S-1).
(10.5)	Lease Agreement between Milwaukee County and Phillip Morris Incorporated, dated October 7, 1982, to which Midwest Connect has succeeded as lessee (incorporated by reference to Exhibit 10.8 to the S-1).
(10.6)	Tax Allocation and Separation Agreement among Kimberly-Clark Corporation, K-C Nevada, Inc., the Company, Midwest Airlines and Midwest Connect dated September 27, 1995 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.7)	Guarantee Fee Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.8)	Employee Matters Agreement between Kimberly-Clark Corporation and the Company dated September 27, 1995 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-13934)).
(10.9)	Tenth Amendment to Airline Lease between Milwaukee County and Midwest Airlines, dated August 18, 1997 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.10)	Eleventh Amendment to Airline Lease between Milwaukee County and Midwest Airlines, dated December 17, 1997 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

Exhibit Number	Document Description
(10.11)	Twelfth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated April 21, 1998 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-13934)).
(10.12)+	Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest Airlines, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.13)*	Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-44253)). (Further amendment effected on April 25, 2001. See Exhibit (10.24) below).
(10.14)*	Midwest Express Holdings, Inc. 1995 Stock Plan for Outside Directors, as amended through February 20, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.15)*	Annual Incentive Compensation Plan, amended through February 11, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).
(10.16)*	Supplemental Benefits Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.17)*	Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema, Carol N. Skornicka, David C. Reeve, Christopher I. Stone and Curtis Sawyer (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-110639)).
(10.18)*	Form of Key Executive Employment and Severance Agreement between the Company and Dennis J. O'Reilly and certain other officers (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-110639)).
(10.19)	Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).
(10.20)	Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).
(10.21)	Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated February 16, 2000 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13934)).
(10.22)	Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated June 29, 2000 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-13934)).
(10.23)	Sixteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated January 1, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139394)).
(10.24)*	Amendment to Midwest Express Holdings, Inc. 1995 Stock Option Plan, as approved by the Company’s shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of the Company for the Annual Meeting of the Shareholders on April 25, 2002 (File No. 1-3934)).
(10.27)	Eighteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated July 27, 2001 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).
(10.33)+	General Terms Agreement, dated August 13, 2001 (the “August Terms Agreement”), between Rolls-Royce Corporation and Astral Aviation, Inc. (“Astral”) and Side Letter Number One to the August Terms Agreement, dated August 13, 2001, >between Rolls-Royce Corporation and Astral (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).

Exhibit Number	Document Description
(10.34)+	Purchase Agreement DCT-043/01, dated August 13, 2001 (“Embraer Purchase Agreement”), between Embraer – Empresa Brasileira de Aeronautica S.A. (“Embraer”) and Astral; Letter Agreement DCT-044/01, dated August 13, 2001 (“Embraer Letter Agreement”), between Embraer and Astral relating to Embraer Purchase Agreement, including Amendment No. 01 to Embraer Letter Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 01 to Embraer Purchase Agreement, dated September 27, 2001, between Embraer and Astral; Amendment No. 02 to Embraer Purchase Agreement, dated October 19, 2001, between Embraer and Astral; and Amendment No. 03 to Embraer Purchase Agreement, dated March 6, 2002, between Embraer and Astral (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).
(10.35)+	General Terms Agreement, dated April 11, 2002 (the “April Terms Agreement”), between Rolls-Royce Deutschland Ltd & Co KG (“Rolls-Royce”) and Midwest Airlines and Side Letter Agreement Number One to the April Terms Agreement, dated April 12, 2002, between Rolls-Royce and Midwest Airlines (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Qfor the quarter ended June 30, 2002 (File No. 1-13934)).
(10.36)+	Aircraft General Terms Agreement Number AGTA-MWE, dated September 28, 2001 (the “AGTA-MWE Terms Agreement”), among The Boeing Company, and its wholly owned subsidiary McDonnell Douglas Corporation (“McDonnell”), and Midwest Airlines; Letter Agreement (6-1162-RCN-1483) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement (defined below), dated September 28, 2001 (“Letter Agreement No. 1 to AGTA-MWE”), between McDonnell and Midwest Airlines; and Letter Agreement (6-1162-RCN-1484) to the AGTA-MWE Terms Agreement and 717 Purchase Agreement, dated September 28, 2001 (“Letter Agreement No. 2 to AGTA-MWE”), between McDonnell and Midwest Airlines (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Qfor the quarter ended June 30, 2002 (File No. 1-13934)).
(10.37)+	Purchase Agreement Number 2371, dated September 28, 2001 (“717 Purchase Agreement”), between McDonnell and Midwest Airlines; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1481R1) to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Qfor the quarter ended June 30, 2002 (File No. 1-13934)).
(10.40)	Partial Termination, Consent and Cash Collateral Agreement, dated as of October 21, 2003, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-110639)).
(10.41)	Form of Basic Moratorium Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 5, 2003 (File No. 1-13934)).
(10.42)	Midwest Express Holdings, Inc. 2003 All-Employee Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-139344)).
(21)	List of the Company’s subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139344)).
(23)	Consent of Deloitte & Touche LLP, Independent Auditors.
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.
*	A management contract or compensatory plan or arrangement.