Form 10-Q
period 2005-03-31
MIDWEST AIR GROUP INC
filed 2005-05-03
CIK 948845

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     X       No

As of April 19, 2005, there were 17,470,823 shares of Common Stock outstanding.

MIDWEST AIR GROUP, INC.
FORM 10-Q
For the period ended March 31, 2005

INDEX

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24
	PART II - OTHER INFORMATION
Item 6.	Exhibits	25
SIGNATURES		26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Passenger service	$96,550	$83,931
Cargo	1,647	1,063
Other	13,828	16,316

Total operating revenues	112,025	101,310

Operating expenses:
Salaries, wages and benefits	36,547	35,058
Aircraft fuel and oil	35,205	24,547
Commissions	2,924	2,442
Dining services	1,896	1,962
Station rental, landing and other fees	11,376	11,002
Aircraft maintenance materials and repairs	11,286	8,635
Depreciation and amortization	4,155	4,521
Aircraft rentals	11,572	9,855
Other	12,974	13,502

Total operating expenses	127,935	111,524

Operating loss	(15,910)	(10,214)

Other (expense) income:
Interest income	732	350
Interest expense	(899)	(943)
Other, net	--	(4)

Total other expense	(167)	(597)

Loss before income tax credit	(16,077)	(10,811)
Income tax credit	(140)	(3,947)

Net loss	$(15,937)	$(6,864)

Loss per common share – basic	$(0.91)	$(0.39)

Loss per common share – diluted	$(0.91)	$(0.39)

Weighted average shares – basic	17,470,822	17,405,889
Weighted average shares – diluted	17,470,822	17,405,889

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

ASSETS	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$84,708	$81,492
Accounts receivable, net	5,435	4,555
Inventories	9,407	9,036
Prepaid expenses and other assets	15,178	10,468
Restricted cash	36,752	29,134
Deferred income taxes	7,451	7,324

Total current assets	158,931	142,009

Property and equipment, net	180,490	181,863
Aircraft purchase deposits and pre-delivery progress payments	21,391	21,621
Other noncurrent assets, net	13,857	15,236

Total assets	$374,669	$360,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,958	$7,345
Income taxes payable	--	78
Current maturities of long-term debt	3,194	3,185
Air traffic liability	55,029	46,136
Unearned revenue	14,332	13,956
Accrued liabilities	50,384	40,837

Total current liabilities	134,897	111,537

Long-term debt	49,676	50,478
Long-term debt on pre-delivery progress payments	14,192	14,096
Deferred income taxes	7,964	7,977
Accrued pension and other postretirement benefits	20,583	19,523
Deferred frequent flyer partner revenue	6,834	6,960
Deferred revenue	52,716	50,698
Other noncurrent liabilities	18,675	18,081

Total liabilities	305,537	279,350

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value; 50,000,000 shares authorized,
18,178,398 and 18,178,398 shares issued at March 31, 2005
and December 31, 2004, respectively	182	182
Additional paid-in capital	46,099	46,063
Treasury stock, at cost	(15,580)	(15,580)
Retained earnings	35,696	51,633
Cumulative other comprehensive income (loss)	2,735	(919)

Total shareholders' equity	69,132	81,379

Total liabilities and shareholders' equity	$374,669	$360,729

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(15,937)	$(6,864)
Items not involving the use of cash:
Depreciation and amortization	4,155	4,521
Deferred income taxes	(140)	(2,820)
Other, net	181	5,877

Changes in operating assets and liabilities:
Accounts receivable	(880)	(1,542)
Inventories	(4)	(113)
Prepaid expenses and other assets	(1,698)	(627)
Restricted cash	(7,618)	(1,422)
Other noncurrent assets	85	604
Accounts payable	4,613	815
Deferred frequent flyer partner revenue	(287)	(540)
Accrued liabilities	10,276	606
Unearned revenue	537	584
Accrued pension	880	1,013
Air traffic liability	8,893	4,837
Other noncurrent liabilities	1,049	1,535

Net cash provided by operating activities	4,105	6,464

Investing activities:
Capital expenditures, net of non-cash incentives	(2,036)	(452)
Aircraft purchase deposits and pre-delivery progress payments	(3,264)	--
Return of purchase deposits and pre-delivery progress payments	3,474	10,108
Other, net	13	1,571

Net cash (used in) provided by investing activities	(1,813)	11,227

Financing activities:
Proceeds from pre-delivery progress payments	3,003	--
Payment of debt associated with progress payments	(2,886)	(8,396)
Other, net	807	3,773

Net cash provided by (used in) financing activities	924	(4,623)

Net increase in cash and cash equivalents	3,216	13,068
Cash and cash equivalents, beginning of period	81,492	88,267

Cash and cash equivalents, end of period	$84,708	$101,335

Supplemental non-cash activities:
Non-cash incentives	$1,518	$4,456
Supplemental cash flow information:
Cash paid for:
Income taxes	$134	$10
Interest	571	317

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.‘s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

Certain prior year consolidated financial statement items and related note disclosures have been reclassed to conform to the current year’s presentation.

The Company is party to litigation incidental to its business. Management believes that no existing litigation is likely to have a material adverse effect on the Company’s consolidated financial statements.

2.	Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect, constitute the operating segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Financial information for the three-month periods ended March 31, 2005 and 2004, for the two segments, Midwest Airlines and Skyway Airlines, follows (in thousands).

Three Months Ended March 31, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$93,904	$19,328	($1,207)	$112,025
Loss before income tax credit	(11,426)	(4,651)	--	(16,077)
Income tax credit	--	(140)	--	(140)
Net loss	(11,426)	(4,511)	--	(15,937)

Three Months Ended March 31, 2004

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$85,738	$16,651	($1,079)	$101,310
Loss before income tax credit	(7,562)	(3,249)	--	(10,811)
Income tax credit	(2,647)	(1,300)	--	(3,947)
Net loss	(4,915)	(1,949)	--	(6,864)

3.	Derivative Instruments and Hedging Activities

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. The Company does not purchase or hold any derivative financial instruments for trading purposes.

During 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of March 31, 2005, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2005. The collars for second quarter 2005 cover approximately 25% of the total estimated fuel consumption with an average ceiling price of $1.44 per gallon and an average floor price of $1.24 per gallon, which includes into-plane costs. As of March 31, 2005, there are collars in place that cover 21% and 17% of the estimated fuel consumption for the third and fourth quarters of 2005, respectively, and 5% of first quarter 2006. Ceiling prices are set on average at $1.47 and $1.49 per gallon, and floor prices are set on average at $1.28 and $1.30 per gallon for the third and fourth quarters of 2005, respectively. For first quarter 2006, the average ceiling price is $1.70 and the average floor price is $1.51. In first quarter 2005, the Company expensed a net amount of $0.1 million due to the price of jet fuel falling below the floor prices of some of the collars. As of March 31, 2005, the Company recorded $3.0 million in prepaid expenses and other assets for future fuel prices that may fall outside of the collar based on the anticipated cash flows from the fuel hedge collars with an offset to other comprehensive loss.

4.	Asset Dispositions

In first quarter 2004, the Company recorded $1.2 million (pre-tax) of aircraft lease expense for two leased DC-9 aircraft removed from Midwest Airlines service during the quarter.

5.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of the fiscal year beginning after June 15, 2005 and will apply to all awards granted, modified, cancelled or repurchased after the effective date as well as the unvested portion of prior awards. On April 14, 2005, the SEC postponed adoption of SFAS No. 123R. The Company will adopt the standard effective January 1, 2006 and believes it will not have a material effect on the financial statements.

6.	Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of March 31, 2005, unused credit memos totaled $2.4 million, compared with $5.8 million at March 31, 2004 and are recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases, whereas the related credit memo asset is being depleted as purchases are made.

7.	Shareholders’ Equity

At March 31, 2005, the Company had two stock-based employee compensation plans and one stock plan for outside directors, which are described more fully in Note 6 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan in the condensed consolidated financial statements in this filing. Compensation expense was recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan. See Note 5 for additional information.

Had compensation costs for the Company’s stock option plans been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share for the three-month periods ended March 31, 2005 and 2004 would have been greater, as indicated in the proforma amounts below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(15,937)	$(6,864)
Add: Total stock-based employee
compensation expense recognized, net of related tax
effect	36	70
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods, net of related tax effect	(293)	(288)

Pro forma	$(16,194)	$(7,082)

Net loss per share - basic:
As reported	$(0.91)	$(0.39)
Pro forma	$(0.93)	$(0.41)
Net loss per share - diluted:
As reported	$(0.91)	$(0.39)
Pro forma	$(0.93)	$(0.41)

The following table is a reconciliation of the weighted average shares outstanding for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Weighted average shares outstanding	17,471	17,406
Effect of dilutive securities:
Stock options (1)(2)	--	--
Warrants (3)	--	--
Convertible debt (3)	--	--
Shares issuable under the 1995 Stock Plan
for Outside Directors (4)	--	--

Weighted average shares outstanding assuming
dilution	17,471	17,406

(1)	Stock options outstanding under the 1995 Stock Option Plan of 0 and 40 were excluded from the calculation for the three months ended March 31, 2005 and 2004, respectively, as their effect was anti-dilutive.
(2)	Stock options outstanding under the 2003 All-Employee Stock Option Plan of 0 and 189 were excluded from the calculation for the three months ended March 31, 2005 and 2004, respectively, as their effect was anti-dilutive.
(3)	Warrants and convertible senior secured notes issued by the Company were excluded from the calculation for the three months ended March 31, 2005 and 2004, respectively, as their effect was anti-dilutive.
(4)	Shares issuable under the 1995 Stock Plan for Outside Directors of 47 and 35 were excluded from the calculation for the three months ended March 31, 2005 and 2004, respectively, as their effect was anti-dilutive.

In connection with the final restructuring agreements with certain aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The warrants expire in August 2013. None of the warrants had been exercised as of March 31, 2005.

8.	Income Taxes

Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records federal income tax benefit on losses effective as of the second quarter of 2004. The effective tax rate decreased to 0.9% for the three-month period ended March 31, 2005 due to recording only state tax benefit. As of March 31, 2005, the Company has recorded federal net operating losses of $31.7 million, which will begin to expire in 2023 and approximately $9.6 million in state net operating losses, which will begin to expire in 2005. Due to the uncertainty of realizing the net operating losses, as of March 31, 2005, the Company has recorded a valuation allowance of $18.7 million on the federal net operating losses and $8.9 million on the state net operating losses.

9.	Comprehensive Loss

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive loss. For the three months ended March 31, 2005 and 2004, comprehensive loss was $12.3 million and $6.8 million, respectively. The difference between the net loss and comprehensive loss for the three months ended March 31, 2005 and 2004 is due to the required accounting for the Company’s changes in additional minimum pension liabilities and unrealized gains or losses on derivative financial instruments.

10.	Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2005, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2006. This extension includes a provision that eliminates the financial covenants previously required of the Company and allows the credit card processor to increase (up to 100%) or decrease the holdback percentage at any time. During first quarter 2005, the holdback amount was 90% of the credit card processor’s risk. As of March 31, 2005, the restricted cash amount was approximately $31.2 million.

The Company also has agreements with American Express, Diners Club and Discover. Of these credit card processors, only American Express had retained cash related to credit card processing, totaling $1.0 million (resulting in an aggregate of $32.2 million in restricted cash for MasterCard/Visa and American Express). If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all the credit card processors (less amounts currently under holdback) as of March 31, 2005 was approximately $11.4 million.

11.	Retirement and Benefit Plans

The net periodic benefit cost of benefit pension plans for the three-month periods ending March 31, 2005 and 2004, respectively, includes the following (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$363	$325	$109	$251
Interest cost	338	301	98	176
Expected return on assets	(94)	(90)	--	--
Amortization of:
Prior service cost	80	80	(98)	(8)
Actuarial loss	133	116	45	43
Plan amendment	--	--	(83)	--

Total net periodic benefit cost	$820	$732	$71	$462

In first quarter 2005, the Company amended the Postretirement Welfare Plan (the “Plan”). The amendment reduced the ongoing annual expense by $1.1 million. The Company will amortize the effect of the amendment to the Plan on the recorded liability over the estimated remaining service period for the affected employees.

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.5 million to its qualified pension plan in September 2005. As of March 31, 2005, no contributions have been made.

12.	Subsequent Events

At the Company’s annual meeting on April 20, 2005, shareholders approved the Midwest Air Group, Inc. 2005 Equity Incentive Plan and the Midwest Air Group, Inc. 2005 Non-Employee Director Stock Plan. Under the 2005 Equity Incentive Plan, awards can be granted in the form of stock options, stock appreciation rights and restricted stock. Only shares of stock can be issued under the 2005 Non-Employee Director Stock Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

(Dollars in millions)	Three Months Ended March 31,
	2005	2004	Net Change
Total Operating Revenue	$112.0	$101.3	$10.7
Total Operating Expenses	$127.9	$111.5	$16.4
Operating Loss	$(15.9)	$(10.2)	$(5.7)
Net Loss	$(15.9)	$(6.9)	$(9.0)

In first quarter 2005 compared with first quarter 2004, revenue increased 10.6% on a 7.0 percentage point increase in load factor and a 20.7% increase in passenger traffic. The increase in revenue is due to increased passenger traffic from competitive pricing adjustments, and schedule and service enhancements announced in the first quarter of 2005. Unit costs (cost per available seat mile) increased 8.7% primarily due to a 35.8% unit cost increase in fuel. Even with the significant increase in revenue, higher-than-expected fuel prices and continuing overall poor revenue yield, caused in part by excess industry capacity, prevented the Company from returning to profitability.

Costs were negatively impacted by two significant transactions in the first quarter of 2005. Midwest Airlines recorded a $0.7 million liability for severance payments for outplaced workers. Due to the settlement of the Dornier Aviation (North America) Inc. Liquidating Trust (“DANA”) litigation, Midwest Connect recorded expenses of $0.9 million, which reflects the settlement amount. First quarter 2004 results include $1.2 million from costs related to the disposition of DC-9 aircraft.

Midwest Airlines revenue improved 9.5%, or $8.2 million, in first quarter 2005 compared with first quarter 2004. In the first quarter of 2005, total revenue per available seat mile increased 4.2% – the combination of a 6.9 percentage point increase in load factor and a 4.3% decrease in revenue yield. The increase in revenue was due to increased passenger traffic from competitive fare pricing changes; however, the increase in passenger revenue was partially offset by a decline in charter revenue due to the cancellation of the National Hockey League 2004-2005 season. Unit costs increased 8.2% in first quarter 2005 compared with first quarter 2004, primarily due to an increase in fuel prices from an average of $1.17 per gallon in first quarter 2004 to an average of $1.59 per gallon in first quarter 2005.

Midwest Connect revenue improved 16.1%, or $2.7 million, in first quarter 2005 compared with first quarter 2004. In the first quarter of 2005, total revenue per available seat mile increased 5.0% – the combination of an 8.5 percentage point increase in load factor and a 10.6% decrease in revenue yield. Also, passenger traffic increased more than 29%. Unit costs at Midwest Connect increased 7.9%, primarily due to the increase in fuel prices and the DANA litigation settlement.

Fuel prices were substantially higher than expected during the first quarter of 2005, with price increases occurring throughout the quarter and continuing into the second quarter. Fuel consumption totaled approximately 22.0 million gallons in the first quarter of 2005, an increase from the 20.9 million gallons used during the first three months of 2004, primarily due to a 7.7% increase in scheduled service operations (one take-off and landing); however, the increase was partially offset by the Company’s use of a greater number of more fuel-efficient Boeing 717 aircraft. Each penny change in fuel price currently results in a change of approximately $220,000 to quarterly operating results.

The Company continues to adjust to changes in competition and industry pricing initiatives, particularly in the Milwaukee market. In the first quarter of 2005, Northwest Airlines announced that by June 2005 it will add additional flights from Milwaukee to Denver, Boston, Kansas City and New York. This is the sixth expansion by Northwest in Milwaukee in the last two years. However, the Company’s share of passenger enplanements in Milwaukee as of March 2005 increased 4.1 percentage points year over year, to 42.8%. The Company intends to vigorously compete in the changing environment by offering what it believes are superior airline services at competitive fares.

During the first quarter of 2005, the Company placed into service one Boeing 717 aircraft. The Company plans to place three additional Boeing 717 aircraft into service in 2005.

During the first quarter of 2005, the Company’s unrestricted cash position increased $3.2 million to $84.7 million, primarily due to seasonal fluctuations in the business and implementation of cost-saving and cash management initiatives.

Looking forward, several initiatives will be implemented in 2005 to help the Company achieve its strategic plan. These initiatives include a redesigned dining services program and onboard video entertainment, the consolidation of Midwest Airlines and Midwest Connect ground handling services in Milwaukee, and schedule and service enhancements. These initiatives should contribute positively to helping the Company to reach its goal to be cash flow neutral in 2005.

Subsequent sections contain a more detailed discussion of revenue and cost comparisons for the first quarter.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended March 31,
	2005	2004
Midwest Airlines Operations
Origin & Destination Passengers	661,750	553,208
Revenue Passenger Miles (000s)	701,295	584,077
Scheduled Service Available Seat Miles (000s)	995,302	917,782
Total Available Seat Miles (000s)	1,016,953	967,319
Load Factor (%)	70.5%	63.6%
Revenue Yield	$0.1111	$0.1161
Revenue per Scheduled Service ASM (1)	$0.0827	$0.0774
Total Cost per Total ASM	$0.1038	$0.0959
Average Passenger Trip Length (miles)	1,060	1,056
Number of Flights	10,107	9,507
Into-plane Fuel Cost per Gallon	$1.59	$1.17
Full-time Equivalent Employees at End of Period	1,898	1,983
Aircraft in Service at End of Period	31	29
Midwest Connect Operations
Origin & Destination Passengers	186,734	150,911
Revenue Passenger Miles (000s)	54,408	42,036
Scheduled Service Available Seat Miles (000s)	94,097	85,303
Total Available Seat Miles (000s)	94,343	85,303
Load Factor (%)	57.8%	49.3%
Revenue Yield	$0.3423	$0.3829
Revenue per Scheduled Service ASM (1)	$0.2036	$0.1945
Total Cost per Total ASM	$0.2503	$0.2320
Average Passenger Trip Length (miles)	291	279
Number of Flights	14,662	13,498
Into-plane Fuel Cost per Gallon	$1.63	$1.20
Full-time Equivalent Employees at End of Period	774	646
Aircraft in Service at End of Period	22	24

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

	Three Months Ended March 31,
	2005		2004
	Per Total ASM	% of Revenue	Per Total ASM	% of Revenue
Operating Revenues:
Passenger Service	$0.087	86.2%	$0.080	82.8%
Cargo	0.001	1.5%	0.001	1.1%
Other	0.012	12.3%	0.015	16.1%

Total Operating Revenues	$0.101	100.0%	$0.096	100.0%

Operating Expenses:
Salaries, Wages and Benefits	$0.033	32.6%	$0.033	34.6%
Aircraft Fuel and Oil	0.032	31.4%	0.023	24.2%
Commissions	0.003	2.6%	0.002	2.4%
Dining Services	0.002	1.7%	0.002	2.0%
Station Rental, Landing, Other Fees	0.010	10.2%	0.011	10.9%
Aircraft Maintenance, Materials and Repairs	0.010	10.1%	0.008	8.5%
Depreciation and Amortization	0.004	3.7%	0.004	4.5%
Aircraft Rentals	0.010	10.3%	0.010	9.7%
Other	0.012	11.6%	0.013	13.3%

Total Operating Expenses	$0.115	114.2%	$0.106	110.1%

Total ASMs (000s)	1,111,296		1,052,622

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Three Months Ended March 31, 2005 Compared With
Three Months Ended March 31, 2004

Operating Revenues

Company operating revenues totaled $112.0 million in first quarter 2005, a $10.7 million, or 10.6%, increase from first quarter 2004. Passenger revenues accounted for 86.2% of total revenues and increased $12.6 million, or 15.0%, from first quarter 2004 to $96.6 million. The increase is attributable to a 20.7% increase in passenger volume, as measured by scheduled service revenue passenger miles, as well as a 7.0 percentage point increase in load factor. The increase was partially offset by a 4.7% decrease in revenue yield. The decrease in revenue yield was due primarily to competitive fare adjustments made during the first quarter of 2005 to stimulate traffic.

Midwest Airlines passenger revenue increased $10.1 million, or 14.9%, from 2004 to $77.9 million. The increase was primarily the result of a 20.1% increase in passenger volume, as measured by scheduled service revenue passenger miles. The increase in volume was partially offset by a decrease in revenue yield of 4.3% due to the factors described above. Load factor increased from 63.6% in 2004 to 70.5% in 2005. Capacity, as measured by scheduled service ASMs, increased 8.4%, primarily due to a 6.3% increase in the number of segments (one take-off and landing).

Midwest Connect passenger revenue increased $2.5 million, or 15.7%, from first quarter 2004 to $18.6 million. Passenger volume increased 29.4% in first quarter 2005 compared with the same period in 2004, but this increase was partially offset by a 10.6% decrease in revenue yield due to the factors described above. Load factor increased 8.5 percentage points during this same period. Unit costs at Midwest Connect increased 7.9%, primarily due to the increase in fuel prices and the DANA litigation settlement.

Revenue from cargo, charter and other services decreased $1.9 million in first quarter 2005. Revenue from charter sales accounted for the majority of the change and decreased 53.1% versus first quarter 2004, primarily due to the cancellation of the National Hockey League 2004-2005 season. The decrease was partially offset by an increase in other transport, non-transport and mail revenue.

Operating Expenses

First quarter 2005 operating expenses increased $16.4 million, or 14.7%, from first quarter 2004. The majority of the increase was due to total aircraft fuel and oil increasing $10.7 million, or 43.4%, to $35.2 million for the first quarter of 2005. Additionally, operating expenses increased due to a $2.7 million increase in aircraft maintenance material and repair costs resulting from a $1.3 million increase in engine costs related to the addition of four Boeing 717 aircraft, as well as a 7.7% increase in scheduled service operations, and an increase in purchased maintenance costs due to the increase in scheduled service operations and an increase in repair costs. Total operating costs per total ASM (unit costs) increased 8.7% to 11.5¢ in first quarter 2005.

Salaries, wages and benefits increased $1.5 million, or 4.2%, from first quarter 2004 to $36.5 million. The labor cost increase is primarily due to an increase in wage and fringe benefit rates ($1.4 million), as well as severance accruals for outplaced workers ($0.7 million), which were partially offset by a decrease in head count ($0.7 million). On a cost per total ASM basis, labor costs decreased 1.3% to 3.3¢ in 2005.

Aircraft fuel, oil and associated taxes increased $10.7 million, or 43.4%, from first quarter 2004 to $35.2 million. Into-plane fuel prices increased 35.7% in first quarter 2005, averaging $1.59 per gallon versus $1.18 per gallon in first quarter 2004, and resulted in a $9.3 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result with actual 2005 expense). Fuel consumption increases resulted in a $1.4 million (pre-tax) unfavorable impact in the quarter (calculated by applying 2004 prices to the actual change in gallons consumed in 2005 relative to 2004), primarily as a result of an increase in the number of block hours (the time between aircraft gate departure and aircraft gate arrival).

Commissions for travel agents and commissions related to credit card transactions increased $0.5 million, or 19.8%, from first quarter 2004 to $2.9 million. The majority of the increase was due to a 20.7% increase in passenger traffic and an increase in credit card commissions. Commissions as a percentage of passenger revenue increased from 2.9% in first quarter 2004 to 3.0% in first quarter 2005.

Station rentals and landing fees increased $0.4 million, or 3.4% from first quarter 2004 to $11.4 million. The increase is primarily due to an increase in ground handling and landing fees ($0.3 million) and trip interruption expenses ($0.1 million).

Aircraft maintenance material and repair costs increased $2.7 million, or 30.7% from first quarter 2004 to $11.3 million. The increase is primarily due to a $1.3 million increase in engine costs related to the addition of four Boeing 717 aircraft, as well as a 7.7% increase in scheduled service operations. Additionally, purchased maintenance increased $1.0 million due to the increase in scheduled service operations and an increase in repair costs.

Depreciation and amortization decreased $0.4 million, or 8.1%, from first quarter 2004 to $4.2 million. On a cost per total ASM basis, these costs decreased 12.9%. Depreciation was lower as the owned DC-9 fleet was essentially replaced quarter over quarter with leased Boeing 717 aircraft.

Aircraft rental costs increased $1.7 million, or 17.4%, from first quarter 2004 to $11.6 million. These costs increased $2.9 million related to the addition of four leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter. Included in the first quarter 2004 balance is $1.2 million associated with the disposition of DC-9 aircraft. On a cost per total ASM basis, these costs increased 11.2%.

Other operating expenses decreased $0.5 million, or 3.9%, from first quarter 2004 to $13.0 million. The cost decreases were primarily due to a decrease in charter expenses as a result of the cancellation of the National Hockey League 2004-2005 season ($0.8 million) and a reduction in advertising expenses ($0.5 million), which were partially offset by an increase in legal costs ($0.8 million), including the DANA litigation settlement amount. On a cost per total ASM basis, other operating expenses decreased 9.0%.

Credit for Income Taxes

Income tax credit for first quarter 2005 was $0.1 million, a $3.8 million decrease from the 2004 credit of $3.9 million. The effective tax rates for the first quarters of 2005 and 2004 were 0.9% and 36.5%, respectively. Due to accumulated losses, the Company discontinued recording federal income tax benefit on losses beginning with second quarter 2004.

Net Loss

Net loss for first quarter 2005 was $15.9 million, an increase of $9.1 million from the first quarter 2004 net loss.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $84.7 million at March 31, 2005, compared with $81.5 million at December 31, 2004. At March 31, 2005, the restricted cash balance was $36.8 million, compared with $29.1 million on December 31, 2004. The restricted cash balance primarily consists of holdback amounts, insurance deposits and collateral for letters of credit. The change in restricted cash is primarily due to an increase in volume related to the credit card processing agreement for MasterCard/Visa transactions.

The increase of $3.2 million in the unrestricted cash balance from December 31, 2004 to March 31, 2005 reflects seasonal fluctuations in the business and the realization of savings from cost-saving and cash management initiatives. The increase was partially offset by an increase in the amount of cash held back by the processor of MasterCard/Visa transactions due to an increase in volume. As noted in Note 10 to the condensed consolidated financial statements, the credit card processor can increase (up to 100%) or decrease the holdback amount at any time.

As of March 31, 2005, the Company had a working capital surplus of $24.0 million compared with a $30.5 million surplus on December 31, 2004. The reduction in working capital as of March 31, 2005 is primarily related to an increase in air traffic liability (liability for airline tickets purchased but not yet used), as well as an increase in accounts payable and various other accrued liabilities due to cash management strategies.

Operating Activities

Net cash provided by operations for the three months ended March 31, 2005 totaled $4.1 million. This is primarily related to the change in accounts payable, accrued liabilities, restricted cash and air traffic liability. The change also reflects the effects of credits related to the acquisition of Boeing 717 aircraft. Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of March 31, 2005, unused credit memos totaled $2.4 million and are recorded as Other Assets in the condensed consolidated balance sheet. For the most part, credits available for aircraft lease payments have been used up and, in the future, the Company expects it will make lease payments primarily from cash flows from operations. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft, and will continue to use the credits as needed to pay for applicable services. The income statement benefit of these credit memos is being recognized over the term of the leases.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 totaled $1.8 million. This is primarily due to a decrease in aircraft purchase deposits that had been returned for the one Boeing 717 delivery in 2005, which was offset by an increase in aircraft purchase deposits and pre-delivery progress payments related to future deliveries of Boeing 717 aircraft and an increase in capital expenditures. Capital spending totaled $2.6 million for the quarter; however, non-cash incentives were used for a portion of such spending, with a cash outlay of $2.0 million for the quarter ended March 31, 2005. Capital expenditures consisted primarily of costs associated with the acquisition of additional spare parts for the Boeing 717 fleet and dining services equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 was $0.9 million, primarily related to the return of progress payments to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with one Boeing 717 aircraft delivered to the Company during 2005. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). The change from 2004 is also due to a reduction in the remaining lease obligation for the DC-9 aircraft retirements in accordance with the agreement terms.

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to Boeing for the Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with KfW with the assistance of Rolls-Royce. Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of March 31, 2005, the Company owed $13.6 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is nearly completed.

With the KfW loan agreement and a commitment from Boeing Capital Corporation (“BCC”) to finance Boeing 717 aircraft, the Company believes it has requisite financing for the remaining firm aircraft deliveries under the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that it will be unable to meet the conditions.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of March 31, 2005, the Qualified Plan assets were invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. The aggregate principal amount of these notes is $7.5 million. Principal and interest (fixed at 10%) on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. As of March 31, 2005, the Company owed $5.6 million under the Basic Moratorium Notes.

As a result of the restructuring of the lease and debt agreements, the Company significantly reduced its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $27.7 million as of March 31, 2005. This contingent obligation terminates in July 2006.

2005 and Beyond

The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2005 and beyond. Absent adverse factors outside the control of the Company – such as terrorist attacks or fear of terrorist attacks, further substantial deterioration in the industry revenue environment from first quarter 2005 revenue environment, or the failure of fuel prices to decline from first quarter 2005 prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2005. Key cash flow items for 2005 and beyond include:

•	The Company anticipates total capital spending to be approximately $15.0 million for 2005 and $8-10 million annually in 2006 and 2007, excluding aircraft acquisitions that the Company expects to lease. The Company expects most of the spending to be for spare parts for the Boeing 717 program and continued maintenance support of the Midwest Airlines and Skyway fleets. A portion of the capital spending will be funded using credit memos.

•	The Company’s goal is to be cash flow neutral in 2005 through increases in revenue and through the realization of targeted annualized costs savings of $15-20 million compared with 2004 from changes in labor productivity, insourcing, outsourcing and other cost reductions. The Company expects that initiatives already announced and implemented should yield approximately $10 million in annualized savings. The Company realized some of these savings in the first quarter of 2005, but expects to realize most of these savings in the remaining three quarters of 2005.
•	The Company estimates net interest expense at $1.0 million in 2005.
•	The Company expects non-cash expenses arising primarily from depreciation to contribute $17.0 million to annual cash flow in 2005.
•	The Company estimates that defined benefit pension plan contributions to be paid in September 2005 will amount to approximately $1.5 million.
•	Principal payments due on the lender and lessor moratorium notes for 2005 and 2006 will total approximately $2.5 million each year, ending with principal payments totaling $1.2 million in 2007.
•	The Company has various covenants in its loan agreements as discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes all covenants will be complied with during 2005 unless significant unforeseen events occur.

Forward-Looking Statements

This Form 10-Q filing, particularly the “Pending Developments” section below and the “Overview” and “2005 and Beyond” sections above, contain forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the “Risk Factors” section of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

•	the Company's ability to generate sufficient cash flows to meet obligations on a timely basis;
•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
•	increases in fuel costs or the failure of fuel costs to decline;
•	the Company's ability to benefit from premium pricing;
•	the Company's ability to differentiate its product from competing products;
•	the Company's ability to effectively compete;
•	uncertainties related to acquisition of aircraft;
•	uncertainties related to general economic factors;
•	uncertainties concerning the Company's ability to attract and retain people in key positions;
•	scheduling developments;
•	industry conditions;
•	labor relations;
•	government regulations, including increased costs for compliance with new or enhanced government regulations;

•	increases in insurance costs;
•	aircraft maintenance and refurbishment schedules;
•	potential delays related to acquired aircraft;
•	interest rate fluctuations;
•	increased costs for security-related measures;
•	potential aircraft incidents and other events beyond the Company's control, including traffic congestion and weather conditions;
•	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations; and
•	resolution of matters relating to a Wisconsin ad valorem property tax exemption.

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

Pending Developments

Property Tax Exemption – On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The State of Wisconsin has appealed the ruling. The Company has intervened in the case and joined in the appeal. The appellate court has certified the case to the Wisconsin Supreme Court and the case has been accepted. The Company believes the appeal will be successful and has not recorded any reserve with respect to this matter.

Litigation – In December 2003, Dornier Aviation (North America) Inc. Liquidating Trust filed litigation against Skyway, disputing the validity of $3.5 million of credit memorandums used by the Company to purchase aircraft parts and services. The credit memorandums obtained by the Company were associated with the acquisition of the Fairchild 328JET aircraft and through subsequent resolution of Dornier’s cancellation of the 428JET program. In the first quarter of 2005, the Company engaged in mediation and agreed to settle the matter by paying Dornier Aviation (North America) $850,000, which was paid in April 2005.

Regional Services Alliance – In April 2004, Skyway announced that it is in discussions with Delta Air Lines to operate Delta Connection’s Fairchild 328JET fleet. The discussions are a step toward expansion of Skyway’s business model to operate aircraft for airlines in addition to Midwest Airlines. To date, Skyway, while operating as Midwest Connect, has provided connections to Midwest Airlines and point-to-point service in select Midwestern markets. The Company assumes no obligation, and disclaims any obligation, to update the status of these discussions until the parties reach an agreement or terminate their discussions.

Change to New York Stock Exchange Listing Standards – The Company’s common stock is listed on the New York Stock Exchange. If the Company does not comply with the listing standards of the New York Stock Exchange, then the Exchange may initiate the delisting process. The risk of delisting is greater if the New York Stock Exchange adopts a proposal to modify its listing standards to increase the dollar thresholds for the average total market capitalization and the average shareholders’ equity that a listed company is required to maintain. Delisting could materially reduce the liquidity of the Company’s common stock and could result in a corresponding material reduction in the price of the Company’s common stock. The lack of liquidity could make it more difficult for the Company to raise capital in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

At April 30, 2005, 25% of second and third quarter 2005 estimated fuel consumption is hedged at a ceiling price ranging from $1.44 to $1.51 per gallon and a floor price ranging from $1.24 to $1.32 per gallon, which includes into-plane costs. The purpose of these hedges is to provide protection from rapidly escalating prices. Additionally, there are hedges in place for fourth quarter 2005 for approximately 22% and first quarter 2006 for approximately 10% of total expected fuel usage.

As of April 30, 2005, all the Company’s fuel collar agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit the Company’s exposure to a single counterparty.

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

Midwest Air Group, Inc.
Date: May 3, 2005	By /s/ Timothy E. Hoeksema
Timothy E. Hoeksema
Chairman of the Board, President and
Chief Executive Officer
Date: May 3, 2005	By /s/ Curtis E. Sawyer
Curtis E. Sawyer
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
MIDWEST AIR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit No.	Description

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.