Form 10-Q
period 2005-06-30
MIDWEST AIR GROUP INC
filed 2005-07-28
CIK 948845

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from		to

Commission file number	1-13934

MIDWEST AIR GROUP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1828757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes  ☑    No  ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☑    No  ☐
As of July 21, 2005, there were 17,493,534 shares of Common Stock outstanding.

MIDWEST AIR GROUP, INC.
FORM 10-Q
For the period ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenues:
Passenger service	$116,220	$92,313	$212,770	$176,244
Cargo	1,477	1,233	3,124	2,296
Other	13,864	13,347	27,692	29,663

Total operating revenues	131,561	106,893	243,586	208,203

Operating expenses:
Salaries, wages and benefits	36,473	35,061	73,020	70,119
Aircraft fuel and oil	40,555	24,547	75,760	49,094
Commissions	3,482	2,671	6,406	5,113
Dining services	3,042	1,847	4,938	3,809
Station rental, landing and other fees	10,373	9,567	21,749	20,569
Aircraft maintenance materials and repairs	13,431	10,101	24,717	18,736
Depreciation and amortization	4,078	4,346	8,233	8,867
Aircraft rentals	12,987	9,434	24,559	19,289
Other	15,326	12,220	28,300	25,722

Total operating expenses	139,747	109,794	267,682	221,318

Operating loss	(8,186)	(2,901)	(24,096)	(13,115)

Other income (expense):
Interest income	902	387	1,634	737
Interest expense	(892)	(946)	(1,791)	(1,889)
Other, net	—	(4)	—	(8)

Total other income (expense)	10	(563)	(157)	(1,160)

Loss before income tax provision (credit)	(8,176)	(3,464)	(24,253)	(14,275)
Income tax provision (credit)	—	7	(140)	(3,940)

Net loss	$(8,176)	$(3,471)	$(24,113)	$(10,335)

Loss per common share – basic	$(0.47)	$(0.20)	$(1.38)	$(0.59)

Loss per common share – diluted	$(0.47)	$(0.20)	$(1.38)	$(0.59)

Weighted average shares – basic	17,489,377	17,417,911	17,480,151	17,411,900
Weighted average shares – diluted	17,489,377	17,417,911	17,480,151	17,411,900
See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$84,735	$81,492
Accounts receivable, net	5,783	4,555
Inventories	9,334	9,036
Prepaid expenses and other assets	16,018	10,468
Restricted cash	44,421	29,134
Deferred income taxes	6,695	7,324

Total current assets	166,986	142,009

Property and equipment, net	180,054	181,863
Aircraft purchase deposits and pre-delivery progress payments	20,908	21,621
Other noncurrent assets, net	10,455	15,236

Total assets	$378,403	$360,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,436	$7,345
Income taxes payable	—	78
Current maturities of long-term debt	3,203	3,185
Air traffic liability	65,310	46,136
Unearned revenue	13,818	13,956
Accrued liabilities	51,625	40,837

Total current liabilities	146,392	111,537

Long-term debt	48,834	50,478
Long-term debt on pre-delivery progress payments	14,303	14,096
Deferred income taxes	8,820	7,977
Accrued pension and other postretirement benefits	21,684	19,523
Deferred frequent flyer partner revenue	6,884	6,960
Deferred revenue, credits & gains	54,715	50,698
Other noncurrent liabilities	16,414	18,081

Total liabilities	318,046	279,350

Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized, 18,388,110 and 18,178,398 shares issued at June 30, 2005 and December 31, 2004, respectively	184	182
Additional paid-in capital	46,539	46,063
Treasury stock, at cost	(15,580)	(15,580)
Retained earnings	27,520	51,633
Cumulative other comprehensive income (loss)	2,015	(919)
Unearned compensation restricted stock	(321)	—

Total shareholders’ equity	60,357	81,379

Total liabilities and shareholders’ equity	$378,403	$360,729

     See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(24,113)	$(10,335)
Items not involving the use of cash:
Depreciation and amortization	8,233	8,867
Deferred income taxes	1,472	(2,096)
Other, net	1,501	6,354

Changes in operating assets and liabilities:
Accounts receivable	(2,142)	(1,244)
Inventories	344	20
Prepaid expenses and other assets	(3,230)	(703)
Other noncurrent assets	1,252	297
Accounts payable	5,091	466
Deferred frequent flyer partner revenue	(179)	(756)
Accrued liabilities	11,430	(2,838)
Unearned revenue	(35)	250
Accrued pension	1,981	2,502
Air traffic liability	19,174	925
Other noncurrent liabilities	(776)	2,793

Net cash provided by operating activities	20,003	4,502

Investing activities:
Capital expenditures, net of non-cash incentives	(5,702)	(1,631)
Aircraft purchase deposits and pre-delivery progress payments	(6,292)	—
Return of purchase deposits and pre-delivery progress payments	6,965	13,512
Restricted cash	(15,287)	1,812
Other, net	1,702	2,548

Net cash (used in) provided by investing activities	(18,614)	16,241

Financing activities:
Proceeds from pre-delivery progress payments	6,031	—
Payment of debt associated with progress payments	(5,785)	(11,223)
Other, net	1,608	5,442

Net cash provided by (used in) financing activities	1,854	(5,781)

Net increase in cash and cash equivalents	3,243	14,962
Cash and cash equivalents, beginning of period	81,492	88,267

Cash and cash equivalents, end of period	$84,735	$103,229

Supplemental non-cash activities:
Non-cash incentives	$3,042	$5,947

Supplemental cash flow information:
Cash paid for:
Income taxes	$13	$13
Interest	908	631
See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Business and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2005 and 2004 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

Certain prior year consolidated financial statement items and related note disclosures have been reclassed to conform to the current year’s presentation.

The Company is party to litigation incidental to its business. Management believes that no existing litigation is likely to have a materially adverse effect on the Company’s consolidated financial statements.

2.	Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect, constitute the reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Financial information for the three- and six-month periods ended June 30, 2005 and 2004, for the two segments, Midwest Airlines and Skyway, follows (in thousands).

Segment Information
Three Months Ended June 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$109,959	$24,000	($2,398)	$131,561
Loss before income tax provision	(7,789)	(387)	—	(8,176)
Income tax provision	—	—	—	—
Net loss	(7,789)	(387)	—	(8,176)
Three Months Ended June 30, 2004

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$88,447	$19,781	($1,335)	$106,893
(Loss) income before income tax provision	(3,681)	217	—	(3,464)
Income tax provision	—	7	—	7
Net (loss) income	(3,681)	210	—	(3,471)
Six Months Ended June 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$203,863	$43,328	($3,605)	$243,586
Loss before income tax credit	($19,215)	($5,038)	—	(24,253)
Income tax credit	—	($140)	—	(140)
Net loss	($19,215)	($4,898)	—	(24,113)
Six Months Ended June 30, 2004

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$174,185	$36,432	($2,414)	$208,203
Loss before income tax credit	(11,243)	(3,032)	—	(14,275)
Income tax credit	(2,647)	(1,293)	—	(3,940)
Net loss	(8,596)	(1,739)	—	(10,335)

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
During the fourth quarter of 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of June 30, 2005, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2005. The collars for third and fourth quarters 2005 cover approximately 25% of the total estimated fuel consumption for each quarter with average ceiling prices of $1.51 and $1.56 per gallon and average floor prices of $1.32 and $1.38 per gallon, based on Gulf Coast Mean pricing and do not include into plane costs that have historically been approximately $0.20. As of June 30, 2005, there are collars in place that cover 17.5% and 5.0% of the estimated fuel consumption for first and second quarters 2006. Ceiling prices are set on average at $1.74 and $1.84 per gallon, and floor prices are set on average at $1.57 and $1.67 per gallon for the first and second quarters of 2006, respectively. In second quarter 2005, the Company recorded $0.8 million as an offset to fuel expense due to the price of jet fuel purchased being above the fuel hedge collars. As of June 30, 2005, the Company recorded $2.3 million in prepaid expenses and other assets for unrealized gains related to collar options, with an offset to other comprehensive loss.
4. Asset Dispositions
Year-to-date 2004 results include $1.2 million (pre-tax) in lease expense on three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during this period.
5. New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of the fiscal year beginning after June 15, 2005 and will apply to all awards granted, modified, cancelled or repurchased after the effective date as well as the unvested portion of prior awards. On April 14, 2005, the SEC postponed adoption of SFAS No. 123R. The Company will adopt the standard effective January 1, 2006 and believes it will not have a material effect on its financial statements.

6. Non-Cash Incentives
Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of June 30, 2005, the amount of unused credit memos totaled $1.1 million compared with $4.7 million at June 30, 2004 and is recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services and payments. The benefit of these credit memos is being recognized over the term of the related leases, whereas the related credit memo asset is being depleted as purchases are made.
7. Shareholders’ Equity
At June 30, 2005, the Company had three stock-based employee compensation plans and two stock plans for outside directors, which are described more fully in Note 6 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in the Proxy Statement for the Annual Meeting of Shareholders held on April 20, 2005. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan or the 2005 Equity Incentive Plan in the unaudited condensed consolidated financial statements in this filing. Compensation expense was recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan.
Had compensation costs for the Company’s stock option plans been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share for the three- and six-month periods ended June 30, 2005 and 2004 would have been reduced or increased, as the case may be, to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(8,176)	$(3,471)	$(24,113)	$(10,335)
Add: Total stock-based employee compensation expense recognized	36	116	72	186
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(161)	(336)	(439)	(624)

Pro forma	$(8,301)	$(3,691)	$(24,495)	$(10,773)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss per share — basic:
As reported	$(0.47)	$(0.20)	$(1.38)	$(0.59)
Pro forma	$(0.47)	$(0.21)	$(1.40)	$(0.62)
Net loss per share — diluted:
As reported	$(0.47)	$(0.20)	$(1.38)	$(0.59)
Pro forma	$(0.47)	$(0.21)	$(1.40)	$(0.62)
The following table is a reconciliation of the weighted average shares outstanding for the three- and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares outstanding	17,489	17,418	17,480	17,412
Effect of dilutive securities:
Stock options (1)(2)(3)	—	—	—	—
Warrants (4)	—	—	—	—
Convertible debt (4)	—	—	—	—
Shares issuable under the Stock Plans for Outside Directors (5)	—	—	—	—

Weighted average shares outstanding assuming dilution	17,489	17,418	17,480	17,412
(1)	Stock options outstanding under the 1995 Stock Option Plan of 0 and 44 were excluded from the calculation for the three months ended June 30, 2005 and 2004, respectively, as their effect was anti-dilutive. Stock options outstanding under the 1995 Stock Option Plan of 0 and 41 were excluded from the calculations for the six months ended June 30, 2005 and 2004, respectively, as their effect was anti-dilutive.
(2)	Stock options outstanding under the 2003 All-Employee Stock Option Plan of 0 and 190 were excluded from the calculation for the three and six months ended June 30, 2005 and 2004, respectively, as their effect was anti-dilutive.
(3)	Stock options outstanding under the 2005 Equity Incentive Plan of 148 and 75 were excluded from the calculation for the three and six months ended June 30, 2005, respectively, as their effect was anti-dilutive.
(4)	Warrants and convertible senior secured notes issued by the Company were excluded from calculation for the three and six months ended June 30, 2005 and 2004, as their effect was anti-dilutive. These represent 1,571,467 shares of the Company’s common stock at an exercise price of $4.72.
(5)	Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 60 and 36 were excluded from the calculation for the three months ended June 30, 2005 and 2004, respectively, as their effect was anti-dilutive. Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 63 and 36 were excluded from the calculations for the six months ended June 30, 2005 and 2004, respectively, as their effect was anti-dilutive.
In connection with the final restructuring agreements with the aircraft lessors and lenders in 2003, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The warrants expire in August 2013. None of the warrants had been exercised as of June 30, 2005.
8. Income Taxes
Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of second quarter 2005. The effective tax rate decreased to 0% and 0.6% for the three- and six-month periods ended June 30, 2005 due to recording only state tax benefit in the first quarter of 2005. As of June 30, 2005, the Company has a future federal tax benefit of $35.3 million, which will begin to expire in 2023 and approximately $10.2 million in state tax benefit, which will begin to expire in 2005. Due to the uncertainty of realizing the benefit of the net operating losses, as of June 30, 2005, the Company has recorded a valuation allowance of $22.4 million on the federal tax benefit and $9.5 million on the state tax benefit.
9. Comprehensive Loss
The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive loss. Comprehensive loss was $8.9 million and $21.2 million for the three- and six-month periods ended June 30, 2005, and $3.5 million and $10.3 million for the three- and six-month periods ended June 30, 2004, respectively. The difference between the net loss and comprehensive loss for the three-and six-month periods ended June 30, 2005 and 2004 is due to the required accounting for the Company’s changes in additional minimum pension liabilities and unrealized gains or losses on derivative financial instruments.
10. Financing Agreements
The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2005, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2006. This extension includes a provision that eliminates the financial covenants previously required of the Company and allows the credit card processor to change the holdback percentage at any time up to 100%. In December 2004, the holdback amount was increased from 80% to 90% of the credit card processor’s risk that represents a $4.3 million increase of the holdback amount. As of June 30, 2005, the restricted cash amount associated with this holdback by MasterCard/Visa was approximately $39.0 million.
The Company also has agreements with American Express, Diners Club and Discover. As of June 30, 2005, American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $40.0 million in restricted cash for MasterCard/Visa and American Express). If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all processors (less amounts currently under holdback) as of June 30, 2005 was approximately $10.3 million.

11. Retirement and Benefit Plans
The pension and postretirement medical costs for the three- and six-month periods ended June 30, 2005 and 2004, respectively, includes the following (in thousands):

		Pension Benefits				Other Benefits
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$363	$325	$726	$650	$109	$251	$218	$502
Interest cost	338	302	676	603	98	177	196	353
Expected return on assets	(94)	(90)	(188)	(180)	—	—	—	—
Amortization of:
Prior service cost (credit)	80	80	160	160	(98)	(7)	(196)	(15)
Actuarial loss	133	115	266	231	45	44	90	87
Plan amendment	—	—	—	—	(83)	—	(167)	—

Total bet periodic benefit cost	$820	$732	$1640	$1,464	$71	$465	$141	$927
In first quarter 2005, the Company amended the Postretirement Welfare Plan (the “Plan”). The amendment reduced the ongoing annual expense by $1.1 million. The Company will amortize the effect of the plan amendment on the recorded liability over the estimated remaining service period for the affected employees.
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.5 million to its qualified pension plan in September 2005. As of June 30, 2005, no contributions have been made.
12. Reclassification
The Company has reclassified the cash flows related to its restricted cash from Operating Activities to Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004. The net cash provided by operating activities increased by $15.3 million to $20.0 million and net cash used by investing activities decreased by $15.3 million to $18.6 million for the six months ended June 30, 2005. The net cash provided by operating activities decreased by $1.8 million to $4.5 million and net cash provided by investing activities increased by $1.8 million to $16.2 million for the six months ended June 30, 2004.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Overview

(Dollars in millions)	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Net Change	2005	2004	Net Change
Total Operating Revenue	$131.6	$106.9	$24.7	$243.6	$208.2	$35.4
Total Operating Expenses	$139.7	$109.8	$29.9	$267.7	$221.3	$46.4
Operating Loss	$(8.2)	$(2.9)	$(5.3)	$(24.1)	$(13.1)	$(11.0)
Net Loss	$(8.2)	$(3.5)	$(4.7)	$(24.1)	$(10.3)	$(13.8)
During second quarter 2005, total Company revenue increased $24.7 million or 23.1%, with a 31.2% increase in passenger traffic (measured in revenue passenger miles “RPMs”) on 16.5% more available seat miles (“ASMs”). This resulted in a 6.9 percentage point increase in load factor compared with second quarter 2004. The revenue growth and load factor performance are due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements - including frequency increases and aircraft upgrades that started in the first quarter 2005 and continued in the second quarter. The impact of the increase in load factor was partially offset by a 4.0% decrease in revenue yield, to $0.1370, from $0.1427 in the second quarter of 2004. This yield decline reflects the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive, thereby increasing total revenue and revenue per available seat mile (“RASM”).
Total operating expenses increased $29.9 million or 27.3%. Fuel expense represented $16.0 million, or 53.5%, of the increase. Fuel consumption increased 17.7% from 19.8 million gallons to 23.3 million gallons compared to the same prior year period due to the addition of four Boeing 717 aircraft and increased utilization of the existing fleet. Aircraft maintenance materials and repairs increased $3.3 million due to increased block hours (the time between aircraft gate departure and aircraft gate arrival) and a $2.2 million accrual for excess engine overhauls under the Company’s contract for MD-80 engine repair. Aircraft rentals increased $3.6 million with the addition of the four Boeing 717 aircraft. In addition, the Company wrote off $0.8 million of capitalized lease arranger and legal expenses during second quarter 2005. These costs were incurred as part of a purchase agreement for regional jets. Due to changes in industry conditions, they no longer represent a realizable benefit.
Unit costs (cost per available seat mile “CASM”) for the Company increased 9.3% from $0.1101 in second quarter 2004 to $0.1203 in second quarter 2005, primarily due to a 40.4% unit cost increase in fuel. CASM excluding fuel, which is a non-GAAP measure we believe may be useful to some users of our financial statements, was $0.0854 for second quarter 2005 compared with $0.0855 for second quarter 2004. See page 16.
In the second quarter, Midwest Airlines introduced Best Care Cuisine, an in-house buy-onboard dining program. Previously, buy-onboard meals were provided by a vendor that recognized the revenue and the direct meal cost. Under the new program, Midwest Airlines recognized $0.8 million of revenue and $0.9 million of cost of sales in the second quarter.
During the second quarter of 2005, the Company placed into service one Boeing 717 aircraft. The Company has agreed to a revised delivery schedule with Boeing and now plans to place three additional Boeing 717 aircraft into service in 2005, bringing to five the total number of Boeing 717 deliveries in 2005. The final three deliveries of Boeing 717s will take place in the first half of 2006, increasing the fleet to 25.
During 2005, the Company’s unrestricted cash increased $3.2 million to $84.7 million, primarily due to seasonal fluctuations in the business and continued cost-saving and cash management initiatives. The Company’s goal is to be cash flow neutral in 2005 through increases in revenue and to realize targeted annualized costs savings of $15-20 million compared with 2004 from changes in labor productivity, insourcing, outsourcing and other cost reductions. The Company expects that initiatives already announced and implemented should yield approximately $12 million in annualized savings. The Company realized some of these savings in the first and second quarters of 2005, but expects to realize most of these savings in the remaining two quarters of 2005.
Subsequent sections contain a more detailed discussion of revenue and cost comparisons for the second quarter.

Operating Statistics
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Midwest Airlines Operations
Origin & Destination Passengers	757,471	578,547	1,419,221	1,131,755
Revenue Passenger Miles (000s)	787,011	595,860	1,488,306	1,179,937
Scheduled Service Available Seat Miles (000s)	1,054,049	877,531	2,049,351	1,795,313
Total Available Seat Miles (000s)	1,065,745	908,496	2,082,699	1,875,815
Load Factor (%)	74.7%	67.9%	72.6%	65.7%
Revenue Yield	$0.1190	$0.1227	$0.1153	$0.1194
Revenue per Scheduled Service ASM (1)	$0.0938	$0.0871	$0.0884	$0.0821
Total Cost per Total ASM	$0.1108	$0.1009	$0.1074	$0.0984
Total Cost per Total ASM (ex-fuel cost) (2)	$0.0782	$0.0780	$0.0763	$0.0760
Average Passenger Trip Length (miles)	1,039	1,030	1,049	1,043
Number of Flights	11,349	9,194	21,456	18,701
Into-plane Fuel Cost per Gallon	$1.73	$1.23	$1.66	$1.20
Full-time Equivalent Employees at End of Period	1,813	2,008	1,813	2,008
Aircraft in Service at End of Period	32	28	32	28

Midwest Connect Operations
Origin & Destination Passengers	210,677	169,822	397,411	320,733
Revenue Passenger Miles (000s)	61,625	51,002	116,033	93,037
Scheduled Service Available Seat Miles (000s)	95,625	88,725	189,721	174,027
Total Available Seat Miles (000s)	95,646	88,725	189,989	174,027
Load Factor (%)	64.4%	57.5%	61.2%	53.5%
Revenue Yield	$0.3668	$0.3770	$0.3553	$0.3796
Revenue per Scheduled Service ASM (1)	$0.2422	$0.2222	$0.2231	$0.2086
Total Cost per Total ASM	$0.2510	$0.2192	$0.2506	$0.2255
Total Cost per Total ASM (ex-fuel cost) (2)	$0.1913	$0.1768	$0.1932	$0.1839
Average Passenger Trip Length (miles)	293	300	292	290
Number of Flights	15,097	13,846	29,759	27,344
Into-plane Fuel Cost per Gallon	$1.81	$1.27	$1.72	$1.24
Full-time Equivalent Employees at End of Period	962	723	962	723
Aircraft in Service at End of Period	22	22	22	22

Midwest Air Group
Revenue Passenger Miles (000s)	848,635	646,862	1,604,339	1,272,974
Scheduled Service Available Seat Miles (000s)	1,149,674	966,255	2,239,072	1,969,341
Total Available Seat Miles (000s)	1,161,391	997,220	2,272,688	2,049,842
Load Factor (%)	73.8%	66.9%	71.7%	64.6%
Revenue Yield	$0.1370	$0.1427	$0.1326	$0.1385
Revenue per Scheduled Service ASM (1)	$0.1061	$0.0995	$0.0998	$0.0933
Total Cost per Total ASM	$0.1203	$0.1101	$0.1178	$0.1080
Total Cost per Total ASM (ex-fuel cost) (2)	$0.0854	$0.0855	$0.0844	$0.0840
Number of Flights	26,446	23,040	51,215	46,045
Into-plane Fuel Cost per Gallon	$1.74	$1.24	$1.67	$1.21
Full-time Equivalent Employees at End of Period	2,775	2,731	2,775	2,731
Aircraft in Service at End of Period	54	50	54	50

(1)	Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.

(2)	Non-GAAP measurement. See non-GAAP disclosures on page 16.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Per Total	% of	Per Total	% of	Per Total	% of	Per Total	% of
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue
Operating Revenues:
Passenger service	$0.100	88.3%	$0.093	86.4%	$0.094	87.3%	$0.086	84.7%
Cargo	0.001	1.1%	0.001	1.1%	0.001	1.3%	0.001	1.1%
Other	0.012	10.5%	0.013	12.5%	0.012	11.4%	0.015	14.2%

Total Operating Revenues	$0.113	100.0%	$0.107	100.0%	$0.107	100.0%	$0.102	100.0%

Operating Expenses:
Salaries, wages and benefits	$0.031	27.7%	$0.035	32.8%	$0.032	30.0%	$0.034	33.7%
Aircraft fuel and oil	0.035	30.8%	0.025	23.0%	0.033	31.1%	0.024	23.6%
Commissions	0.003	2.6%	0.003	2.5%	0.003	2.6%	0.003	2.4%
Dining services	0.003	2.3%	0.002	1.7%	0.002	2.0%	0.002	1.8%
Station rental, landing, other fees	0.009	7.9%	0.010	9.0%	0.010	8.9%	0.010	9.9%
Aircraft maint., materials and repairs	0.012	10.2%	0.010	9.4%	0.011	10.1%	0.009	9.0%
Depreciation and amortization	0.004	3.1%	0.004	4.1%	0.004	3.4%	0.004	4.3%
Aircraft rentals	0.011	9.9%	0.009	8.8%	0.011	10.1%	0.009	9.3%
Other	0.013	11.6%	0.012	11.4%	0.012	11.6%	0.013	12.3%

Total Operating Expenses	$0.120	106.2%	$0.110	102.7%	$0.118	109.9%	$0.108	106.3%

Total ASMs (000s)	1,161,391		997,221		2,272,688		2,049,842
Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Non-GAAP Disclosures
The Company is providing disclosure of the reconciliation of reported non-GAAP financial measures to its most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide the Company with the ability to measure and monitor performance both with and without the cost of aircraft fuel. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond the Company’s control, it is the Company’s view that the measurement and monitoring of performance without the volatility of fuel is important.
The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$118,137	$91,681	$223,670	$184,495
ASMs (000)	1,065,745	908,496	2,082,699	1,875,815
CASM	$0.1108	$0.1009	$0.1074	$0.0984

Total GAAP operating expenses ($000)	$118,137	$91,681	$223,670	$184,495
Less: aircraft fuel ($000)	$34,839	$20,787	$64,849	$41,866

Operating expenses excluding fuel ($000)	$83,298	$70,894	$158,821	$142,629
ASMs (000)	1,065,745	908,496	2,082,699	1,875,815
CASM excluding fuel	$0.0782	$0.0780	$0.0763	$0.0760

Midwest Connect Operations
Total GAAP operating expenses ($000)	$24,009	$19,449	$47,618	$39,237
ASMs (000)	95,646	88,725	189,989	174,027
CASM	$0.2510	$0.2192	$0.2506	$0.2255

Total GAAP operating expenses ($000)	$24,009	$19,449	$47,618	$39,237
Less: aircraft fuel ($000)	$5,715	$3,760	$10,910	$7,228

Operating expenses excluding fuel ($000)	$18,293	$15,689	$36,708	$32,009
ASMs (000)	95,646	88,725	189,989	174,027
CASM excluding fuel	$0.1913	$0.1768	$0.1932	$0.1839

Midwest Air Group
Total GAAP operating expenses ($000)	$139,747	$109,794	$267,682	$221,318
ASMs (000)	1,161,391	997,220	2,272,687	2,049,842
CASM	$0.1203	$0.1101	$0.1178	$0.1080

Total GAAP operating expenses ($000)	$139,747	$109,794	$267,682	$221,318
Less: aircraft fuel ($000)	$40,555	$24,547	$75,760	$49,094

Operating expenses excluding fuel ($000)	$99,192	$85,247	$191,922	$172,224
ASMs (000)	1,161,391	997,220	2,272,687	2,049,842
CASM excluding fuel	$0.0854	$0.0855	$0.0844	$0.0840

Numbers in this table may not be recalculated due to rounding.

Three Months Ended June 30, 2005
Compared With Three Months Ended June 30, 2004
Operating Revenues
Company operating revenues totaled $131.6 million in second quarter 2005, an increase of $24.7 million, or 23.1%, from second quarter 2004. Passenger revenues accounted for 88.3% of total revenues and increased $23.9 million, or 25.9%, from second quarter 2004 to $116.2 million. The increase is attributable to a 6.9 percentage point increase in load factor that was partially offset by a 4.0% decrease in passenger revenue yield, resulting in a 5.7% increase in RASM. This yield decline reflects the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive, thereby increasing RASM.
Midwest Airlines total operating revenue increased $21.5 million, or 24.3%, to $110 million from second quarter 2004. Load factor increased 6.8 percentage points from 67.9% to 74.7%, which was partially offset by a 3.0% decrease in revenue yield due to the factors described above, resulting in a 6.0% increase in RASM. Total capacity, as measured by scheduled service ASMs, increased 20.1%, primarily due to a 23.4% increase in the number of segments (one take-off and landing). The increase in total capacity resulted from the addition of four Boeing 717 aircraft and increased utilization of the existing fleet.
Midwest Connect total operating revenue increased $4.2 million, or 21.3%, to $24.0 million from second quarter 2004. Passenger traffic, as measured by scheduled service RPMs, increased 20.8% in second quarter compared with the same period in 2004. Load factor increased 6.9 percentage points from 57.5% to 64.4% during the period. This increase was partially offset by a 2.7% decrease in revenue yield due to factors described above.
Revenue from cargo and other services increased $0.8 million in second quarter 2005. Revenue increased due to buy-onboard meals ($0.8 million), ticket change fees ($0.5 million), mail handling ($0.2 million) and parts sales ($0.3 million). These increases were offset by a decline in charter revenue of $1.2 million.
Operating Expenses
Second quarter 2005 operating expenses totaled $139.7 million, an increase of $30.0 million, or 27.3%, from second quarter 2004. The majority of the increase was due to aircraft fuel and oil expense increasing $16.0 million, or 65.2%, to $40.6 million. Additionally, operating expenses increased due to a $3.3 million increase in aircraft maintenance material and repair costs, including the $2.2 million charge for the MD-80 engine overhaul costs. These costs are associated with a 14.8% increase in scheduled service operations. CASM increased 9.3% to $0.1203 in second quarter 2005.
Salaries, wages and benefits increased $1.4 million, or 4.0%, to $36.5 million in second quarter 2005. The labor increase was primarily due to $1.2 million of additional flight crew pay on a 14.0% increase in block hours. On a cost per ASM basis, labor costs decreased 10.7% from $0.035 to $0.031.

Aircraft fuel and oil and associated taxes increased $16.0 million, or 65.2%, to $40.6 million from second quarter 2004. Into-plane fuel prices increased 40.4% in second quarter 2005, averaging $1.73 per gallon versus $1.23 per gallon in second quarter 2004, and resulted in a $11.7 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result to actual 2005 expense). The fuel consumption increase resulted in a $4.3 million (pre-tax) unfavorable impact in the quarter (calculated by applying 2004 prices to the actual change in gallons consumed in 2005 relative to 2004), primarily as a result of an increase in the number of flights.
Commissions for travel agents and commissions related to credit card transactions increased $0.8 million, or 30.3%, to $3.5 million from second quarter 2004. The majority of the increase was due to the 31.2% increase in passenger traffic and an increase in the credit card commission rate for transactions. Commissions as a percentage of passenger revenue increased from 2.9% in second quarter 2004 to 3.0% in second quarter 2005.
Dining services costs increased $1.2 million, or 64.8%, to $3.0 million from second quarter 2004. The majority of the increase was due to meal costs ($0.6) and commissary supplies and equipment ($0.3), resulting from bringing the new buy-onboard dining service            in-house in the second quarter. The cost increase was partially offset by a $0.9 million increase in revenue from the buy-onboard dining service and onboard video entertainment introduced in the second quarter. Total dining services costs per passenger, inclusive of revenue, decreased from $2.47 in second quarter 2004 to $2.25 for second quarter 2005.
Station rental, landing and other fees increased $0.8 million, or 8.4%, to $10.4 million from second quarter 2004. The increase was primarily due to the increase in flights resulting in higher costs for landing fees ($0.6 million) and ground handling ($0.5 million), offset by decreases in facility rent ($0.3 million).
Aircraft maintenance materials and repairs increased $3.3 million, or 33.0%, to $13.4 million from second quarter 2004. The increase was primarily due to a $2.2 million charge for the MD-80 engine overhaul costs. Additionally, purchased maintenance costs increased $1.3 million due to outsourcing MD-80 airframe overhauls. Previously, this work was performed by Midwest and most of the related cost was in salaries, wages and benefits in 2004.
Depreciation and amortization decreased $0.3 million, or 6.2%, to $4.1 million from second quarter 2004. On a cost per ASM basis, these costs decreased 19.4%. Depreciation was lower as the owned DC-9 fleet was replaced with leased Boeing 717 aircraft.
Aircraft rental costs increased $3.6 million, or 37.7%, from second quarter 2004 to $13.0 million, primarily due to $3.4 million of rental expense related to the addition of four leased Boeing 717 aircraft to the Midwest Airlines fleet, quarter over quarter. On a cost per ASM basis, aircraft rental costs increased 18.2%.

Other operating expenses increased $3.1 million, or 25.4%, to $15.3 million from second quarter 2004. Cost increases were primarily due to increases in advertising costs ($1.1 million), write off of capitalized lease arranger and legal expenses ($0.8 million), property taxes ($0.8 million) and booking fees ($0.7 million). These increases were partially offset by reductions in legal services ($0.3 million). On a cost per ASM basis, other operating expenses decreased 9.3%.
Provision for Income Taxes
There was no provision for income taxes for the second quarter of 2005, a decrease of $0.01 million compared with second quarter 2004. The effective tax rates for the second quarters of 2005 and 2004 were 0% and 0.2%, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of second quarter 2005.
Net Loss
Net loss for second quarter 2005 was $8.2 million, an increase of $4.7 million from the second quarter 2004 net loss of $3.5 million.
Six Months Ended June 30, 2005
Compared With Six Months Ended June 30, 2004
Operating Revenues
Company operating revenues totaled $243.6 million for the six months ended June 30, 2005, a $35.4 million, or 17.0%, increase from the first six months of 2004. Passenger revenues accounted for 87.4% of total revenues and increased $36.5 million, or 20.7%, to $212.8 million from 2004. The increase was attributable to a 26.0% increase in passenger traffic, as measured by RPMs, partially offset by a 4.2% decrease in revenue yield. This yield decline reflects the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive, thereby increasing RASM. Load factor increased 7.1 percentage points from 64.6% in 2004 to 71.7% in 2005.
Midwest Airlines passenger revenue increased $30.6 million, or 21.7%, from 2004 to $171.5 million in 2005. This increase was primarily the result of a 26.1% increase in passenger traffic, as measured by RPMs, partially offset by a 3.5% decrease in revenue yield. Load factor increased to 72.6% in 2005 from 65.7% in 2004. Capacity, as measured by scheduled service ASMs, increased 14.2% due to a 14.7% increase in the number of segments.
Midwest Connect passenger revenue increased $5.9 million, or 16.7%, from 2004 to $41.2 million in 2005. Passenger traffic increased 24.7% year to date compared with the same period in 2004, but this increase was partially offset by a 6.4% decrease in revenue yield. Load factor increased 7.7 percentage points to 61.2% from 53.5% in the same period.

The Company’s revenue from cargo and other services decreased $1.1 million, or 3.6%, from 2004 to $30.8 million in 2005. The decrease was primarily due to the reduced number of charter flights as a result of the cancellation of the National Hockey League 2004-2005 season.
Operating Expenses
Company operating expenses increased $46.4 million, or 20.9%, from 2004 to $267.7 million in 2005. The increase was due to higher fuel costs ($26.7 million); aircraft maintenance, material, and repairs ($6.0 million); and aircraft rentals ($5.3 million). The increase was partially offset by a reduction in depreciation and amortization expense ($0.6 million). The Company’s cost per ASM increased 9.1%.
Salaries, wages and benefits increased $2.9 million, or 4.1%, from 2004 to $73.0 million in 2005. The labor increase was primarily due to $2.0 million in additional flight crew pay on a 10.1% increase in block hours, and severance for outplaced workers ($0.7 million). On a cost per ASM basis, labor costs decreased from $0.034 in 2004 to $0.032 in 2005.
Aircraft fuel and oil and associated taxes increased $26.7 million, or 54.3%, from 2004 to $75.8 million in 2005. Into-plane fuel prices increased 38.4% in 2005, averaging $1.67 per gallon in 2005 versus $1.21 per gallon in 2004, resulting in a $21.0 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result to actual 2005 expense). The fuel consumption increase resulted in a $5.6 million (pre-tax) unfavorable impact (calculated by applying 2004 prices to the actual reduction in gallons consumed in 2005 relative to 2004), primarily as the result of adding four Boeing 717 aircraft and increasing utilization of the existing fleet.
Commissions for travel agents and commissions related to credit card transactions increased $1.3 million, or 25.3%, from 2004 to $6.4 million. On a cost per ASM basis, commissions increased 13.0% from 2004. The increase was primarily due to a 26.0% increase in passenger traffic. Commissions, as a percentage of passenger revenue, increased from 2.9% in 2004 to 3.0% in 2005.
Dining service costs increased $1.1 million, or 29.6%, from 2004 to $4.9 million in 2005. The majority of the increase was due to meal costs ($0.5) and commissary supplies and equipment ($0.2), the result of bringing the new buy-onboard dining services in-house in the second quarter. The cost increase was partially offset by a $0.9 million increase in revenue from the buy-onboard dining services and onboard video entertainment introduced in the second quarter. Total dining services cost per passenger, inclusive of revenue, decreased from $2.62 year to date in 2004 to $2.24 in 2005.
Station rental, landing and other fees increased $1.2 million, or 5.7%, from 2004 to $21.7 million in 2005. The increase was primarily due to the increase in flights, resulting in higher costs for landing fees ($0.8 million), ground handling ($0.7 million) and interrupted trip expense ($0.2 million). This was partially offset by a $0.2 million decrease in facility rent.

Aircraft maintenance materials and repairs increased $6.0 million, or 31.9%, from 2004 to $24.7 million. The increase was primarily due to an increase of $4.3 million for engine overhaul-related costs. This expense includes a $2.2 million accrual for excess engine overhauls under the Company’s contract for MD-80 engine repair. Additionally, purchased maintenance costs increased $2.3 million due to outsourcing the MD-80 airframe overhauls. Previously, this work was performed by Midwest and most of the related cost was in salaries, wages and benefits in 2004.
Depreciation and amortization decreased $0.6 million, or 7.2%, from 2004 to $8.2 million in 2005. On a cost per ASM basis, these costs decreased 16.3%. Depreciation was lower as the owned DC-9 aircraft were replaced with leased Boeing 717 aircraft.
Aircraft rental costs increased $5.3 million, or 27.3%, from 2004 to $24.6 million in 2005. These costs increased $6.3 million due to the addition of four leased Boeing 717 aircraft to the Midwest Airlines fleet in the first half of 2005 compared with the first half of 2004. The increase in costs was partially offset by decreased costs for DC-9 leases ($1.5 million). On a cost per ASM basis, these costs increased 14.8%.
Other operating expenses increased $2.6 million, or 10.0%, from 2004 to $28.3 million in 2005. The increase was primarily due to cost increases in booking fees ($1.1 million) due to higher passenger volume, the write-off of capitalized lease arranger and legal expenses ($0.8 million), advertising ($0.7 million) and communication expenses ($0.6 million). These increases were partially offset by a decrease of $1.1 million in charter and special markets costs due to the cancellation of the National Hockey League 2004-2005 season. On a cost per ASM basis, other operating expenses decreased 0.8%.
Other Income (Expense)
Other expense decreased $1.0 million from 2004 to $0.2 million in 2005 due to higher interest income.
Credit for Income Taxes
Income tax credit for the first six months of 2005 was ($0.1) million, a decrease of $3.8 million from 2004. The effective tax rate for the first six months of 2005 and 2004 was 0.6% and 27.6%, respectively.
Net Loss
Net loss for the first six months of 2005 was ($24.1) million, an increase of $13.8 million from the 2004 net loss of ($10.3) million.

Liquidity and Capital Resources
The Company’s unrestricted cash and cash equivalents totaled $84.7 million at June 30, 2005, compared with $81.5 million at December 31, 2004. At June 30, 2005, the restricted cash balance was $44.4 million, compared with $29.1 million at December 31, 2004. The restricted cash balance primarily consists of credit card holdback amounts, insurance deposits and collateral for letters of credit. The change in restricted cash is primarily due to an increase in the volume of transactions under the credit card processing agreement for MasterCard/Visa transactions.
The $3.2 million increase in the unrestricted cash balance from December 31, 2004 to June 30, 2005 reflects seasonal fluctuations in the business and the realization of savings from cost saving and cash management initiatives. The increase was partially offset by the increase in cash held back by the MasterCard/Visa processor due to the increase in transaction volume. As noted in Note 10 to the condensed consolidated financial statements, the credit card processor can at any time increase (up to 100%) or decrease the holdback amount.
As of June 30, 2005, the Company had a working capital surplus of $20.6 million compared with a $30.5 million surplus as of December 31, 2004. The change in working capital is primarily related to increases in accounts payable and accrued liabilities, partially due to cash management strategies.
Operating Activities
Net cash provided by operations for the six months ended June 30, 2005 totaled $20.0 million. This is primarily related to the change in accounts payable, accrued liabilities and air traffic liability. The change also reflects the effects of credits related to the acquisition of Boeing 717 aircraft.
Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, partial aircraft lease payments, and engine maintenance agreements. As of June 30, 2005, the amount of unused credit memos totaled $1.1 million and is recorded as other noncurrent assets in the unaudited condensed consolidated balance sheet.
In the future, the Company expects to make lease payments primarily from cash flows from operations. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2005 totaled $18.6 million compared with $14.4 million provided by investing activities for the year ended December 31, 2004. This change is primarily due to an increase in restricted cash, aircraft purchase deposits and pre-delivery progress payments related to future deliveries of Boeing 717 aircraft, which was offset by a decrease in aircraft purchase deposits that had been returned for the two Boeing 717 deliveries in 2005. Capital spending totaled $6.9 million; however, credits were used for a portion of such spending, resulting in a net cash outlay of $5.7 million for the six months ended June 30, 2005. Capital expenditures consisted primarily of costs associated with the acquisition of additional spare parts for the Boeing 717 fleet, purchase of a spare MD-80 engine and equipment, and leasehold improvements for the in-house dining services program.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2004 was $1.9 million, which was primarily related to the return of progress payments to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with two Boeing 717 aircraft delivered to the Company during 2005. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).
In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to Boeing for the Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with KfW with the assistance of Rolls-Royce. Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of June 30, 2005, the Company owed $13.7 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than half completed.
With the KfW loan agreement and a commitment from Boeing Capital Corporation (“BCC”) to finance the Boeing 717 aircraft, the Company believes it has requisite financing for the remaining aircraft deliveries under the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that it will be unable to meet the conditions.
The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments, and 20% of investment gains (losses) during the five prior years. As of June 30, 2005, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. The aggregate principal amount of these notes is $7.5 million. Principal and interest (fixed at 10%) on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. As of June 30, 2005, the Company owed $5.0 million under the Basic Moratorium Notes.
As a result of the restructuring of the lease and debt agreements, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $30.8 million as of June 30, 2005. This contingent obligation terminates in July 2006.
2005 and Beyond
The current weak revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2005 and beyond. Absent adverse factors outside the control of the Company — such as terrorist attacks or fear of terrorist attacks, further substantial deterioration in the industry revenue environment from the second quarter 2005 revenue environment, or the failure of fuel prices to decline from second quarter 2005 prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2005.
Key cash flow items for 2005 and beyond include:
•	The Company anticipates total capital spending to be approximately $10.0 million for 2005 and $8-10 million annually in 2006 and 2007, excluding aircraft acquisitions that the Company expects to lease. The Company expects most of the spending to be for spare parts for the Boeing 717 program and continued maintenance support of the Midwest Airlines and Skyway fleets. A portion of the capital spending will be funded using credit memos.
•	The Company’s goal is to be cash flow neutral in 2005 through increases in revenue and to realize targeted annualized costs savings of $15-20 million compared with 2004 from changes in labor productivity, insourcing, outsourcing and other cost reductions. The Company expects that initiatives already announced and implemented should yield approximately $12 million in annualized savings. The Company realized some of these savings in the first and second quarters of 2005, but expects to realize most of these savings in the remaining two quarters of 2005.
•	The Company estimates net interest expense of $0.1 million in 2005.
•	The Company expects non-cash expenses arising primarily from depreciation to contribute approximately $17.0 million to annual cash flow in 2005.
•	The Company estimates that defined benefit pension plan contributions to be paid in September 2005 will amount to approximately $1.5 million.

•	Principal payments due on the lender and lessor moratorium notes for 2005 and 2006 will total approximately $2.5 million each year, ending with principal payments totaling $1.2 million in 2007.
•	The Company has various covenants in its loan agreements as discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes all covenants will be complied with during 2005 unless significant unforeseen events occur.
Forward-Looking Statements
This Form 10-Q filing, particularly the “Pending Developments” section below and the “Overview” and “2005 and Beyond” sections above, contain forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the “Risk Factors” section of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:
•	the Company’s ability to generate sufficient cash flows to meet obligations on a timely basis;
•	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
•	increases in fuel costs or the failure of fuel costs to decline;
•	the Company’s ability to benefit from premium pricing;
•	the Company’s ability to differentiate its product from competing products;
•	the Company’s ability to effectively compete;
•	uncertainties related to acquisition of aircraft;
•	uncertainties related to general economic factors;
•	uncertainties concerning the Company’s ability to attract and retain people in key positions;
•	scheduling developments;
•	industry conditions;
•	labor relations;
•	government regulations, including increased costs for compliance with new or enhanced government regulations;
•	increases in insurance costs;
•	aircraft maintenance and refurbishment schedules;
•	potential delays related to acquired aircraft;
•	interest rate fluctuations;
•	increased costs for security-related measures;
•	potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions;
•	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations; and

•	A resolution of matters relating to a Wisconsin ad valorem property tax exemption.
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
Pending Developments
Property Tax Exemption - On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The State of Wisconsin has appealed the ruling. The Company has intervened in the case and joined in the appeal. The appellate court has certified the case to the Wisconsin Supreme Court and the case has been accepted. The Company believes the appeal will be successful and has not recorded any reserve with respect to this matter.
Change to New York Stock Exchange Listing Standards - The Company’s common stock is listed on the New York Stock Exchange (“NYSE”). The NYSE has adopted modifications to its listing standards to increase the dollar thresholds for the average total market capitalization and the average shareholders’ equity that a listed company is required to maintain.
The modifications adopted by the NYSE were approved by the Securities and Exchange Commission in June 2005. The NYSE has informed the Company that a review of its current financial condition indicates that it does not meet the modified criteria due to total market capitalization being less than $75 million over a 30 trading-day period and stockholder’s equity being less than $75 million. The Company expects to receive formal notification from the NYSE in early August 2005 that it does not comply with the aforementioned standards. The Company would then be required to respond within 45 days with a business plan that demonstrates compliance with the listing standards within 18 months of receipt of that notice. The Company expects to submit a business plan to the NYSE within the 45-day period and is also evaluating applying for listing on alternative exchanges.
Delisting, without a satisfactory alternative, could materially reduce the liquidity of the Company’s common stock and could result in a corresponding material reduction in the price of the Company’s common stock. The lack of liquidity could make it more difficult for the Company to raise capital in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
At July 19, 2005, 25% of third and fourth quarter 2005 estimated fuel consumption is hedged at ceiling prices of $1.51 and $1.56 per gallon and floor prices of $1.32 and $1.38 per gallon, respectively, based on Gulf Coast Mean pricing and do not include into plane costs that have historically been approximately $0.20. The purpose of these hedges is to provide protection from rapidly escalating prices. Additionally, there are hedges in place for first quarter 2006 for approximately 20.0%, for second quarter 2006 for approximately 7.5% and for third quarter 2006 for 2.5% of total expected fuel usage.
As of July 19, 2005, all the Company’s fuel collar agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit the Company’s exposure to a single counterparty.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders held on April 20, 2005, the following individuals were elected to the Board of Directors:

	Authority Granted	Authority Withheld
Timothy E. Hoeksema	15,296,636	1,722,463
Ulice Payne, Jr.	15,294,918	1,724,181
David H. Treitel	15,316,980	1,702,119
The terms of office for the following directors continued after the Company’s Annual Meeting:
John F. Bergstrom, Samuel K. Skinner, Elizabeth T. Solberg, Richard Sonnentag and Frederick P. Stratton, Jr.
On April 20, 2005, shareholders of the Company voted to adopt the Midwest Air Group, Inc. 2005 Equity Incentive Plan. 7,388,179 shares were voted FOR this plan; 3,012,182 shares were voted AGAINST this plan; and 65,625 ABSTAINED, with 6,553,113 broker non-votes.
On April 20, 2005, shareholders of the Company voted to adopt the Midwest Air Group, Inc. 2005 Non-Employee Director Stock Plan. 7,285,605 shares were voted FOR this plan; 3,079,161 shares were voted AGAINST this plan; and 95,676 ABSTAINED, with 6,558,657 broker non-votes.

Item 6. Exhibits

(10.1)	Midwest Air Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the notice of Annual Meeting and Proxy statement of Midwest Air Group for the Annual Meeting of the shareholders on April 20, 2005 (File No. 1-13934)).
(10.2)	Midwest Air Group, Inc. 2005 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to the notice of Annual Meeting and Proxy statement of Midwest Air Group for the Annual Meeting of the shareholders on April 20, 2005 (File No. 1-13934)).
(10.3)	2005 Director Compensation Summary (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed April 26, 2005 of Midwest Air Group (File No. 1-13934)).
(10.4)	Form of Restricted Stock Grant Letter (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed April 26, 2005 of Midwest Air Group (File No. 1-13934)).
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Air Group, Inc.
Date: July 28, 2005	By	/s/ Timothy E. Hoeksema
Timothy E. Hoeksema
Chairman of the Board, President and Chief Executive Officer

Date: July 28, 2005	By	/s/ Curtis E. Sawyer
Curtis E. Sawyer
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
MIDWEST AIR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

Exhibit No.	Description
(10.1)	Midwest Air Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Appendix A to the notice of Annual Meeting and Proxy statement of Midwest Air Group for the Annual Meeting of the shareholders on April 20, 2005 (File No. 1-13934)).
(10.2)	Midwest Air Group, Inc. 2005 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to the notice of Annual Meeting and Proxy statement of Midwest Air Group for the Annual Meeting of the shareholders on April 20, 2005 (File No. 1-13934)).
(10.3)	2005 Director Compensation Summary (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed April 26, 2005 of Midwest Air Group (File No. 1-13934)).
(10.4)	Form of Restricted Stock Grant Letter (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed April 26, 2005 of Midwest Air Group (File No. 1-13934)).
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.