Form 10-Q
period 2005-09-30
MIDWEST AIR GROUP INC
filed 2005-10-27
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes	X	No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of October 20, 2005 there were 17,525,734 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended September 30, 2005

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenues:
Passenger service	$121,602	$89,686	$334,373	$265,930
Cargo	1,368	1,177	4,492	3,473
Other	13,666	12,548	41,358	42,211
Total operating revenues	136,636	103,411	380,223	311,614

Operating expenses:
Salaries, wages and benefits	36,750	36,145	109,770	106,264
Aircraft fuel and oil	48,090	28,438	123,850	77,532
Commissions	3,684	2,635	10,090	7,748
Dining services	2,496	1,835	7,434	5,644
Station rental, landing and other fees	11,295	9,211	33,044	29,780
Aircraft maintenance materials and repairs	13,964	10,263	38,681	28,999
Depreciation and amortization	4,122	4,212	12,355	13,079
Aircraft rentals	13,037	10,201	37,596	29,490
Impairment Loss	15,622	-	15,622	-
Other	14,693	13,425	42,993	39,147
Total operating expenses	163,753	116,365	431,435	337,683
Operating loss	(27,117)	(12,954)	(51,212)	(26,069)

Other income (expense):
Interest income	1,073	496	2,707	1,233
Interest expense	(881)	(979)	(2,673)	(2,868)
Other, net	0	(2)	(0)	(10)
Total other income (expense)	192	(485)	34	(1,645)

Loss before income tax provision (credit)	(26,925)	(13,439)	(51,178)	(27,714)
Income tax provision (credit)	-	(29)	(140)	(3,969)
Net loss	$(26,925)	$(13,410)	$(51,038)	$(23,745)

Loss per common share – basic	$(1.54)	$(0.77)	$(2.92)	$(1.36)
Loss per common share – diluted	$(1.54)	$(0.77)	$(2.92)	$(1.36)

Weighted average shares – basic	17,508,695	17,431,684	17,489,809	17,418,543
Weighted average shares – diluted	17,508,695	17,431,684	17,489,809	17,418,543

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLDIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$76,244	$81,492
Accounts receivable, net	7,585	4,555
Inventories	9,782	9,036
Prepaid expenses and other assets	21,152	10,468
Restricted cash	48,870	29,134
Deferred income taxes	6,335	7,324
Total current assets	169,968	142,009

Property and equipment, net	161,931	181,863
Aircraft purchase deposits and pre-delivery progress payments	19,771	21,621
Other noncurrent assets, net	10,771	15,236
Total assets	$362,441	$360,729

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,476	$7,345
Income taxes payable	-	78
Current maturities of long-term debt	3,213	3,185
Air traffic liability	70,131	46,136
Unearned revenue	13,484	13,956
Accrued Fuel Purchases	8,130	2,937
Accrued liabilities	45,533	37,900
Total current liabilities	152,967	111,537

Long-term debt	47,866	50,478
Long-term debt on pre-delivery progress payments	13,776	14,096
Deferred income taxes	8,460	7,977
Accrued pension and other postretirement benefits	21,048	19,523
Deferred frequent flyer partner revenue	6,995	6,960
Deferred revenue, credits & gains	56,706	50,698
Other noncurrent liabilities	16,755	18,081
Total liabilities	324,573	279,350

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
18,388,111 and 18,178,398 shares issued at September 30, 2005
and December 31, 2004, respectively	184	182
Additional paid-in capital	46,736	46,063
Treasury stock, at cost	(15,580)	(15,580)
Retained earnings	595	51,633
Cumulative other comprehensive income (loss)	6,214	(919)
Unearned compensation restricted stock	(281)	-
Total shareholders' equity	37,868	81,379
Total liabilities and shareholders' equity	$362,441	$360,729

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(51,038)	$(23,745)
Items not involving the use of cash:
Depreciation and amortization	12,355	13,079
Deferred income taxes	(287)	(4,136)
Impairment loss	15,622	-
Other, net	1,775	6,763

Changes in operating assets and liabilities:
Accounts receivable	(3,945)	(189)
Inventories	185	(108)
Prepaid expenses and other assets	(4,165)	(1,552)
Other noncurrent assets	764	382
Accounts payable	5,131	222
Deferred frequent flyer partner revenue	(66)	(942)
Accrued liabilities	13,637	(2,712)
Unearned revenue	(371)	489
Accrued pension	1,345	3,578
Air traffic liability	23,995	6,837
Other noncurrent liabilities	1,630	11,933
Net cash provided by (used in) operating activities	16,567	9,899

Investing activities:
Capital expenditures	(7,091)	(3,516)
Aircraft purchase deposits and pre-delivery progress payments	(8,729)	(1,157)
Return of purchase deposits and pre-delivery progress payments	10,487	16,945
Restricted cash	(19,736)	(2,365)
Other, net	1,086	2,076
Net cash (used in) provided by investing activities	(23,983)	11,983

Financing activities:
Proceeds from pre-delivery progress payments	8,468	900
Payment of debt associated with progress payments	(8,710)	(14,074)
Other, net	2,410	(703)
Net cash provided by (used in) financing activities	2,168	(13,877)

Net increase (decrease) in cash and cash equivalents	(5,248)	8,005
Cash and cash equivalents, beginning of period	81,492	88,267
Cash and cash equivalents, end of period	$76,244	$96,272

Supplemental non-cash activities:
Non-cash incentives	$4,574	$7,451

Supplemental cash flow information:
Cash paid (received) for:
Income taxes	$242	$4,304
Interest	2,152	1,924

Midwest Air Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2005 and 2004 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

The Company is party to litigation incidental to its business. Management believes that no existing litigation is likely to have a materially adverse effect on the Company’s consolidated financial statements.

2.   Impairment Loss

During third quarter 2005, the Company decided to retire two MD-81 aircraft from the Midwest Airlines fleet. As a result of this decision, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company performed evaluations to determine whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. The Company determined that the estimated probability-weighted future cash flow would be less than their carrying amount, resulting in impairment as defined by SFAS No. 144. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date of the decision, resulting in a $15.6 million (pre-tax) impairment loss. In determining the fair market value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

3.   Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect, constitute the reportable segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Financial information for the three- and nine-month periods ended September 30, 2005 and 2004, for the two segments, Midwest Airlines and Skyway, follows (in thousands).

Segment Information

Three Months Ended September 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$114,106	$25,613	($3,083)	$136,636
Loss before income tax provision	(25,961)	(964)	-	(26,925)
Income tax provision	-	-	-	-
Net loss	(25,961)	(964)	-	(26,925)

Three Months Ended September 30, 2004

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$83,895	$20,887	($1,371)	$103,411
(Loss) income before income tax provision	(12,475)	(964)	-	(13,439)
Income tax provision	-	(29)	-	(29)
Net (loss) income	(12,475)	(935)	-	(13,410)

Nine Months Ended September 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$317,970	$68,941	($6,688)	$380,223
Loss before income tax credit	($45,176)	($6,002)	-	(51,178)
Income tax credit	-	($140)	-	(140)
Net loss	($45,176)	($5,862)	-	(51,038)

Nine Months Ended September 30, 2004

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$258,080	$57,319	($3,785)	$311,614
Loss before income tax credit	(23,718)	(3,996)	-	(27,714)
Income tax credit	(2,647)	(1,322)	-	(3,969)
Net loss	(21,071)	(2,674)	-	(23,745)

Note: Numbers and totals in this table may not be recalculated due to rounding.

4.   Derivative Instruments and Hedging Activities

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

During the fourth quarter of 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of September 30, 2005, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2005. The collars for fourth quarter 2005 cover approximately 22% of the expected total estimated fuel consumption with average ceiling prices of $1.56 per gallon and average floor prices of $1.38 per gallon, based on Gulf Coast Mean pricing and do not include into-plane costs, which have historically been approximately $0.20 per gallon. As of September 30, 2005, there are collars in place that cover 22.2%, 11.2% and 6.9% of the total estimated fuel consumption for the first, second and third quarters of 2006. Ceiling prices are set on average at $1.82, $1.94 and $2.01 per gallon, and floor prices are set on average at $1.66, $1.78 and $1.86 per gallon for the first, second and third quarters of 2006, respectively. In the third quarter of 2005, the Company recorded $2.3 million as an offset to fuel expense due to the price of jet fuel purchased being above the fuel hedge collars. As of September 30, 2005, the Company recorded $6.5 million in prepaid expenses and other assets for unrealized gains related to collar options, with an offset to other comprehensive income/(loss); this asset is expected to reverse in the next 12 months.

5.   Asset Dispositions

Year-to-date 2004 results include $1.2 million (pre-tax) in lease expense on three leased DC-9 aircraft and two leased Beech 1900D aircraft removed from service during this period.

6.    New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of the fiscal year beginning after January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after the effective date as well as the unvested portion of prior awards. The Company believes it will not have a material effect on its financial statements.

7.    Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of September 30, 2005, the amount of unused credit memos totaled $0.6 million compared with $3.6 million at September 30, 2004 and is recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services and payments. The benefit of these credit memos is being recognized over the term of the related leases, whereas the related credit memo asset is being depleted as purchases are made.

8.    Shareholders’ Equity

At September 30, 2005, the Company had three stock-based employee compensation plans and two stock plans for outside directors, which are described more fully in Note 6 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in the Proxy Statement for the Annual Meeting of Shareholders held on April 20, 2005. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan or the 2005 Equity Incentive Plan in the unaudited condensed consolidated financial statements in this filing. Compensation expense was recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan.

Had compensation costs for the Company’s stock option plans been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share for the three- and nine-month periods ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss:
As reported	$ (26,925)	$ (13,410)	$ (51,038)	$ (23,745)
Add: Total stock-based employee compensation expense recognized	36	279	108	465
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(526)	(576)	(980)	(1,200)
Pro forma	$ (27,415)	$ (13,707)	$ (51,910)	$ (24,480)
Net loss per share – basic:
As reported Pro forma	$ (1.54) $ (1.57)	$ (0.77) $ (0.79)	$ (2.92) $ (2.97)	$ (1.36) $ (1.41)
Net loss per share – diluted:
As reported Pro forma	$ (1.54) $ (1.57)	$ (0.77) $ (0.79)	$ (2.92) $ (2.97)	$ (1.36) $ (1.41)

The following table is a reconciliation of the weighted average shares outstanding for the three- and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares outstanding	17,509	17,432	17,490	17,419
Effect of dilutive securities:
Stock options (1)	-	-	-	-
Warrants (2)	-	-	-	-
Convertible debt (2)	-	-	-	-
Shares issuable under the Stock Plans for Outside Directors (3)	-	-	-	-
Weighted average shares outstanding assuming dilution	17,509	17,432	17,490	17,419

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 3,304 shares and 1,927 shares of the Company’s stock for the three month periods ended September 30, 2005, and September 30, 2004, were excluded from the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.  Options to purchase 3,167 shares and 1,867 shares of the Company’s stock for the nine month periods ended September 30, 2005, and September 30, 2004, were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common stock for the respective periods and the effect on earnings per share would be anti-dilutive.

(2)

Warrants and convertible senior secured notes issued by the Company were excluded from calculation for the three and nine months ended September 30, 2005 and 2004, as their effect was anti-dilutive. These represent 1,571,467 shares of the Company’s common stock at an exercise price of $4.72.

(3)

 Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 64and 39 were excluded from the calculation for the three months ended September 30, 2005 and 2004, respectively, as their effect was anti-dilutive. Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 63 and 40 were excluded from the calculations for the nine months ended September 30, 2005 and 2004, respectively, as their effect was anti-dilutive.

In connection with the final restructuring agreements with the aircraft lessors and lenders in 2003, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s common stock at an exercise price per share of $4.72. The warrants expire in August 2013. None of the warrants had been exercised as of September 30, 2005.

9.    Income Taxes

Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of second quarter 2005. The effective tax rate decreased to 0% and 0.3% for the three- and nine-month periods ended September 30, 2005 due to recording only state tax benefit in the first quarter of 2005. As of September 30, 2005, the Company has a future federal tax benefit of $35.1 million, which will begin to expire in 2023 and approximately $10.4 million in state tax benefit, which will begin to expire in 2005. Due to the uncertainty of realizing the benefit of the net operating losses, as of September 30, 2005, the Company has recorded a valuation allowance of $27.3 million on the federal tax benefit and $9.7 million on the state tax benefit.

10.    Comprehensive Loss

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and changes in minimum pension liabilities in comprehensive loss. Comprehensive loss was $22.7 million and $43.9 million for the three- and nine-month periods ended September 30, 2005, and $13.4 million and $23.7 million for the three- and nine-month periods ended September 30, 2004, respectively. The difference between the net loss and comprehensive loss for the three- and nine-month periods ended September 30, 2005 and 2004 is due to the required accounting for the Company’s changes in additional minimum pension liabilities and unrealized gains or losses on derivative financial instruments.

11.    Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2005, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2006. This extension includes a provision that eliminates the financial covenants previously required of the Company and allows the credit card processor to change the holdback percentage at any time up to 100%. In December 2004, the holdback amount was increased from 80% to 90% of the credit card processor’s risk, which represents a $4.8 million increase of the holdback amount. As of September 30, 2005, the restricted cash amount associated with this holdback by MasterCard/Visa was approximately $43.2 million.

The Company also has agreements with American Express, Diners Club and Discover. As of September 30, 2005, American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $44.2 million in restricted cash for MasterCard/Visa and American Express). If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all processors (less amounts currently under holdback) as of September 30, 2005 was approximately $16.4 million.

12.    Retirement and Benefit Plans

The pension and postretirement medical costs for the three- and nine-month periods ended September 30, 2005 and 2004, respectively, includes the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$292	$325	$1,018	$975	$127	$251	$345	$753
Interest cost	228	301	904	904	87	176	283	529
Expected return on assets	(91)	(90)	(279)	(270)	-	-	-	-
Amortization of:
Prior service cost (credit)	80	80	240	240	(88)	(8)	(284)	(23)
Actuarial loss Plan amendment Total net periodic benefit cost	11 - $520	116 - $732	277 - $2,160	347 - $2,196	21 (83) $64	43 - $462	111 (250) $205	130 - $1,389

In first quarter 2005, the Company amended the Postretirement Welfare Plan (the “Plan”), reducing the ongoing annual expense by $1.1 million. The Company will amortize the effect of the plan amendment on the recorded liability over the estimated remaining service period for the affected employees.

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $1.5 million to its qualified pension plan in September 2005. As of September 30, 2005, a contribution of $1.5 million has been made to the pension plan.

13.    Reclassification

The Company has reclassified the cash flows related to its restricted cash from Operating Activities to Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004. The net cash provided by operating activities increased by $19.7 million to $16.7 million and net cash used by investing activities decreased by $19.7 million to $24.1 million for the nine months ended September 30, 2005. The net cash provided by operating activities increased by $2.4 million to $9.9 million and net cash provided by investing activities decreased by $2.4 million to $12.0 million for the nine months ended September 30, 2004.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

(Dollars in millions)	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Net Change	2005	2004	Net Change
Total Operating Revenue	$ 136.6	$ 103.4	$ 33.2	$ 380.2	$ 311.6	$ 68.6
Total Operating Expenses	$ 163.8	$ 116.4	$ 47.4	$ 431.4	$ 337.7	$ 93.8
Operating Loss	$ (27.2)	$ (13.0)	$ (14.2)	$ (51.2)	$ (26.1)	$(25.1)
Net Loss	$ (26.9)	$ (13.4)	$ (13.5)	$ (51.0)	$ (23.7)	$(27.3)

In the third quarter of 2005, Midwest Air Group continued its strategies of growing revenue and aggressively reducing costs. Revenue passenger miles were at a record level, as load factor has risen through competitive pricing and increased connectivity. Costs have been reduced through outsourcing, insourcing, productivity improvements and other cost reductions. During the quarter two hurricanes, Katrina and Rita, hit the Gulf Coast and caused significant damage to oil refineries and the fuel distribution system, resulting in a significant increase in crude oil prices. In addition, anticipation of the hurricanes and the damage to the crude oil refineries and distribution system resulted in unusual increases in the premium paid for refining crude oil into jet fuel. Although the Company’s fuel hedge program has provided some fuel cost relief, dramatic fuel cost increases have overshadowed the improvements in other areas of the business.

During third quarter 2005, total Company revenue increased $33.2 million or 32.1%, with a 46.6% increase in passenger traffic (measured in revenue passenger miles, or “RPMs”) on 18.8% more available seat miles (“ASMs”). This resulted in a 12.9 percentage point increase in load factor compared with third quarter 2004. The revenue growth and load factor performance are due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements – including frequency increases and aircraft upgrades that started in the first quarter 2005 and continued through the third quarter. The impact of the increase in load factor was partially offset by a 7.5% decrease in revenue yield, to $0.1357, from $0.1467 in the third quarter of 2004. This yield decline is a result of the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive, thereby increasing total revenue and revenue per available seat mile (“RASM”). As a result, RASM increased by 11.3% in the third quarter of 2005 to $0.1113 per ASM compared with $0.1000 in the third quarter of 2004.

Total operating expenses increased $47.4 million, or 40.7%. Fuel expense represented $19.7 million, or 41.5 percentage points of the total increase due to an into-plane fuel price increase of 38.5% in the third quarter 2005. In addition, fuel consumption increased 22.6% from 20.4 million gallons to 25.0 million gallons compared with the same prior year period, due to the addition of four Boeing 717 aircraft and increased utilization of the existing fleet. The reduction in cost basis of two MD-81 jets to fair market value resulted in an impairment loss of $15.6 million, which contributed to 33.0 percentage points of the total operational expense increase. Aircraft maintenance materials and repairs increased $3.7 million due to a 15.9 % increase in block hours (the time between aircraft gate departure and aircraft gate arrival) directly impacting engine overhaul-related expenses, and additional purchased maintenance related to the outsourcing of heavy airframe maintenance. Aircraft rentals increased $2.8 million with the addition of the four Boeing 717 aircraft.

Unit costs (cost per available seat mile “CASM”) for the Company increased 18.5% from $0.1125 in the third quarter of 2004 to $0.1334 in the third quarter of 2005, primarily due to a 38.5% unit cost increase in fuel and the impairment loss, which contributed to 11.3 percentage points of the increase in CASM. A Non-GAAP measurement that may be useful to some users of the financial statements is CASM excluding fuel, which was $0.0942 for third quarter 2005 compared with $0.0850 for third quarter 2004. In third quarter 2005, CASM included $0.0127 of cost for the impairment charge.

During third quarter 2005, the Company placed into service one Boeing 717 aircraft. In addition, the Company plans to place two additional Boeing 717 aircraft into service in 2005, bringing to five the total number of Boeing 717 deliveries in 2005. The final three deliveries of Boeing 717s will take place in the first half of 2006, increasing the fleet to 25.

During 2005, the Company’s unrestricted cash decreased $5.3 million to $76.2 million, primarily due to seasonal fluctuations in the business and the continued increase in the cost of fuel. The Company’s strategy of increasing revenue through competitive pricing and yield management will be a continued focus for the reminder of 2005. The Company identified annual costs savings of $15-20 million compared with 2004 from changes in labor productivity, insourcing, outsourcing and other cost reductions. The Company expects that initiatives already announced and implemented should yield approximately $12.0 million in annualized savings. The Company’s previously announced goal of ending 2005 with an unrestricted cash balance that met or exceeded the year-ending 2004 balance of $81.5 million is unlikely to be met, primarily due to high fuel prices.

Subsequent sections contain a more detailed discussion of revenue and cost comparisons for the third quarter.

Operating Statistics
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Midwest Airlines Operations
Origin & Destination Passengers	811,740	539,566	2,230,961	1,671,321
Scheduled Service Revenue Passenger Miles (000s)	831,361	555,211	2,319,666	1,735,148
Scheduled Service Available Seat Miles (000s)	1,123,959	914,894	3,173,310	2,710,207
Total Available Seat Miles (000s)	1,131,518	938,734	3,214,216	2,814,549
Load Factor (%)	74.0%	60.7%	73.1%	64.0%
Revenue Yield	$0.1181	$0.1249	$0.1163	$0.1212
Revenue per Scheduled Service ASM (1)	$0.0923	$0.0796	$0.0898	$0.0813
Total Cost per Total ASM (3)	$0.1243	$0.1023	$0.1133	$0.0997
Total Cost per Total ASM (ex-fuel cost) (2) (3)	$0.0874	$0.0769	$0.0802	$0.0763
Average Passenger Trip Length (miles)	1,024	1,029	1,040	1,038
Number of Flights	12,383	9,549	33,839	28,250
Into-plane Fuel Cost per Gallon	$1.92	$1.39	$1.75	$1.26
Full-time Equivalent Employees at End of Period	1,893	2,018	1,893	2,018
Aircraft in Service at End of Period	33	29	33	29

Midwest Connect Operations
Origin & Destination Passengers	222,803	181,296	620,214	502,029
Scheduled Service Revenue Passenger Miles (000s)	64,859	56,094	180,892	149,131
Scheduled Service Available Seat Miles (000s)	96,439	95,220	286,160	269,248
Total Available Seat Miles (000s)	96,439	95,228	286,427	269,255
Load Factor (%)	67.3%	58.9%	63.2%	55.4%
Revenue Yield	$0.3606	$0.3626	$0.3572	$0.3732
Revenue per Scheduled Service ASM (1)	$0.2486	$0.2189	$0.2317	$0.2123
Total Cost per Total ASM	$0.2717	$0.2280	$0.2577	$0.2263
Total Cost per Total ASM (ex-fuel cost) (2)	$0.2053	$0.1797	$0.1973	$0.1824
Average Passenger Trip Length (miles)	291	309	292	297
Number of Flights	15,281	14,733	45,040	42,077
Into-plane Fuel Cost per Gallon	$2.02	$1.45	$1.82	$1.31
Full-time Equivalent Employees at End of Period	992	785	992	785
Aircraft in Service at End of Period	22	22	22	22

Midwest Air Group
Revenue Passenger Miles (000s)	896,220	611,305	2,500,559	1,884,279
Scheduled Service Available Seat Miles (000s)	1,200,398	1,010,114	3,459,470	2,979,455
Total Available Seat Miles (000s)	1,227,956	1,033,962	3,500,643	3,083,804
Load Factor (%)	73.4%	60.5%	72.3%	63.2
Revenue Yield	$0.1357	$0.1467	$0.1337	$0.1411
Revenue per Scheduled Service ASM (1)	$0.1047	$0.0928	$0.1015	$0.0931
Total Cost per Total ASM (4)	$0.1334	$0.1125	$0.1232	$0.1095
Total Cost per Total ASM (ex-fuel cost) (2) (4)	$0.0942	$0.0850	$0.0879	$0.0844
Number of Flights	27,664	24,282	78,879	70,327
Into-plane Fuel Cost per Gallon	$1.93	$1.40	$1.76	$1.27
Full-time Equivalent Employees at End of Period	2,885	2,803	2,885	2,803
Aircraft in Service at End of Period	55	51	55	51

(1) Passenger, cargo and other transport-related revenue divided by scheduled service ASMs.
(2) Non-GAAP measurement. See non-GAAP disclosures on page 17.
(3) Includes $0.0138 & $0.0049 of impairment for the three months and nine months ended September 30, 2005.
(4) Includes $0.0127 & $0.0045 of impairment for the three months and nine months ended September 30, 2005.

Note:  All statistics exclude charter operations except the following: Total Available Seat Miles ("ASMs"), Total Cost per Total ASM, Into-plane Fuel Cost, Number of Employees and Aircraft in Service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Per Total	% of	Per Total	% of	Per Total	% of	Per Total	% of
	ASM	Revenue	ASM	Revenue	ASM	Revenue	ASM	Revenue
Operating Revenues:
Passenger service	$0.0990	89.0%	$0.0868	86.7%	$0.0955	87.9%	$0.0862	85.3%
Cargo	0.0011	1.0%	0.0011	1.2%	0.0013	1.2%	0.0011	1.1%
Other	0.0111	10.0%	0.0121	12.1%	0.0118	10.9%	0.0137	13.6%
Total Operating Revenues	$0.1113	100.0%	$0.1000	100.0%	$0.1086	100.0%	$0.1010	100.0%

Operating Expenses:
Salaries, wages and benefits	$0.0299	26.9%	$0.0349	35.0%	$0.0314	28.9%	$0.0345	34.1%
Aircraft fuel and oil	0.0392	35.2%	0.0275	27.5%	0.0354	32.6%	0.0251	24.9%
Commissions	0.0030	2.7%	0.0025	2.5%	0.0029	2.6%	0.0025	2.5%
Dining services	0.0020	1.8%	0.0018	1.8%	0.0021	2.0%	0.0018	1.8%
Station rental, landing, other fees	0.0092	8.3%	0.0089	8.9%	0.0094	8.7%	0.0097	9.6%
Aircraft maint., materials and repairs	0.0114	10.2%	0.0099	9.9%	0.0111	10.2%	0.0094	9.3%
Depreciation and amortization	0.0034	3.0%	0.0041	4.0%	0.0035	3.2%	0.0042	4.2%
Aircraft rentals	0.0106	9.5%	0.0099	9.9%	0.0107	9.9%	0.0096	9.5%
Impairment Loss	0.0127	11.4%	0.0000	0.0%	0.0045	4.1%	0.0000	0.0%
Other	0.0120	10.8%	0.0130	13.0%	0.0123	11.3%	0.0127	12.5%
Total Operating Expenses	$0.1334	119.8%	$0.1125	112.5%	$0.1232	113.5%	$0.1095	108.4%

Total ASMs (000s)	1,227,956		1,033,962		3,500,643		3,083,804

Note: Numbers, percents and totals in this table may not be recalculated due to rounding.

Non-GAAP Disclosures

Pursuant to Item 10 of Regulations S - K, we are providing disclosure of the reconciliation of reported non-GAAP financial measures to our most directly comparable financial measures reported on a GAAP basis.  The non-GAAP financial measures provide us the ability to measure and monitor our performance both with and without the cost of aircraft fuel.  Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond our control, it is our view that the measurement and monitoring of performance without the volatility of fuel is important.

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$140,637	$96,027	$364,307	$280,522
ASMs (000)	1,131,518	938,734	3,214,216	2,814,549
CASM	$0.1243	$0.1023	$0.1133	$0.0997

Total GAAP operating expenses ($000)	$140,637	$96,027	$364,307	$280,522
Less: aircraft fuel ($000)	$41,690	$23,838	$106,539	$65,704

Operating expenses excluding fuel ($000)	$98,948	$72,189	$257,768	$214,818
ASMs (000)	1,131,518	938,734	3,214,216	2,814,549
CASM excluding fuel	$0.0874	$0.0769	$0.0802	$0.0763

Midwest Connect Operations
Total GAAP operating expenses ($000)	$26,198	$21,708	$73,816	$60,946
ASMs (000)	96,439	95,228	286,427	269,255
CASM	$0.2717	$0.2280	$0.2577	$0.2263

Total GAAP operating expenses ($000)	$26,198	$21,708	$73,816	$60,946
Less: aircraft fuel ($000)	$6,401	$4,600	$17,311	$11,828

Operating expenses excluding fuel ($000)	$19,798	$17,108	$56,505	$49,117
ASMs (000)	96,439	95,228	286,427	269,255
CASM excluding fuel	$0.2053	$0.1797	$0.1973	$0.1824

Midwest Air Group
Total GAAP operating expenses ($000)	$163,753	$116,364	$431,435	$337,683
ASMs (000)	1,227,956	1,033,962	3,500,643	3,083,804
CASM	$0.1334	$0.1125	$0.1232	$0.1095

Total GAAP operating expenses ($000)	$163,753	$116,364	$431,435	$337,683
Less: aircraft fuel ($000)	$48,090	$28,439	$123,850	$77,532

Operating expenses excluding fuel ($000)	$115,663	$87,926	$307,585	$260,150
ASMs (000)	1,227,956	1,033,962	3,500,643	3,083,804
CASM excluding fuel	$0.0942	$0.0850	$0.0879	$0.0844

Note: Numbers and totals in this table may not be recalculated due to rounding.

Three Months Ended September 30, 2005

Compared With Three Months Ended September 30, 2004

Operating Revenues

Company operating revenues totaled $136.6 million in third quarter 2005, an increase of $33.2 million, or 32.1%, from third quarter 2004. Passenger revenues accounted for 89.0% of total revenues and increased $31.9 million, or 35.6%, from third quarter 2004 to $121.6 million. The increase is attributable to a 12.9 percentage point increase in load factor that was partially offset by a 7.5% decrease in passenger revenue yield, resulting in an 11.3% increase in RASM. This yield decline is an expected result of the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive, thereby increasing RASM.

Midwest Airlines total operating revenue increased $30.2 million, or 36.0%, to $114.1 million from third quarter 2004. Load factor increased 13.3 percentage points from 60.7% to 74.0%, which was partially offset by a 5.4% decrease in revenue yield due to the factors described above, resulting in a 12.8% increase in RASM. Capacity, as measured by scheduled service ASMs, increased 22.9%, primarily due to a 29.7% increase in the number of segments (one take-off and landing). The increase in segments resulted from the addition of four Boeing 717 aircraft and increased utilization of the existing fleet.

Midwest Connect total operating revenue increased $4.7 million, or 22.6%, to $25.6 million from third quarter 2004. Passenger traffic, as measured by scheduled service RPMs, increased 15.6% in third quarter compared with the same period in 2004. Load factor increased 8.4 percentage points from 58.9% to 67.3% during the period. This increase was partially offset by a 0.6% decrease in revenue yield due to the factors described above.

Revenue from cargo and other services increased $1.3 million in third quarter 2005. Components of the increase include buy-onboard meals and onboard entertainment ($1.0 million), refund, exchange and other ticket fees ($0.8 million), credit card volume rebates ($0.4 million) and other airline fees ($0.1 million). These increases were partially offset by a decline in charter revenue of $1.1 million.

Operating Expenses

Third quarter 2005 operating expenses totaled $163.6 million, an increase of $47.8 million, or 40.7%, from third quarter 2004. The majority of the increase was due to an increase in aircraft fuel and oil expense of  $19.7 million, or 69.1%, to $48.1 million and the impairment loss, which contributed an additional $15.6 million in other expense. Additionally, operating expenses increased due to a $3.7 million increase in aircraft maintenance material and repair costs. These costs are associated with a 13.9% increase in scheduled service segments and a 15.9% increase in block hours. In third quarter 2005, CASM increased by $0.0210 to  $0.1334 or 18.5% and CASM excluding fuel increased by $0.0092 to $0.0942 or 10.8%. CASM in the third quarter of 2005 included $0.0127 due to the impairment charge.

Salaries, wages and benefits increased $0.6 million, or 1.7% to $36.8 million in third quarter 2005. The labor increase was primarily due to $1.8 million of additional flight crew pay on a 15.9% increase in block hours. In addition, marketing and reservations expenses increased $0.7 million due to the increase in passengers. These costs were offset by a $2.1 million decrease in maintenance salaries due to the partial outsourcing of this function. On a cost per ASM basis, labor costs decreased 14.4% from $0.035 to $0.030.

Aircraft fuel and oil and associated taxes increased $19.7 million, or 69.1%, to $48.1 million from third quarter 2004. Into-plane fuel prices increased 38.5% in third quarter 2005, averaging $1.93 per gallon versus $1.40 per gallon in third quarter 2004, and resulted in a $13.4 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result to actual 2005 expense). Fuel expense included hedging, which favorably impacted fuel costs by $2.3 million ($0.09 per gallon) in the quarter. The fuel consumption increase resulted in a $6.4 million (pre-tax) unfavorable impact in the quarter (calculated by applying 2004 prices to the actual change in gallons consumed in 2005 relative to 2004), primarily due to the increase in the number of block hours operated.

Commissions for travel agents and commissions related to credit card transactions increased $1.0 million, or 39.8%, to $3.7 million from third quarter 2004. The majority of the increase was due to the 46.6% increase in passenger traffic and an increase in the credit card commission rate for transactions. Commissions as a percentage of passenger revenue increased from 2.9% in third quarter 2004 to 3.0% in third quarter 2005.

Dining services costs increased $0.7 million, or 36.0%, to $2.5 million from third quarter 2004. The majority of the increase was due to commissary supplies and equipment ($0.5) as a result of bringing the new buy-onboard dining service in-house and onboard entertainment expenses ($0.2).

Station rental, landing and other fees increased $2.1 million, or 22.6%, to $11.3 million from third quarter 2004. The increase was primarily due to the increase in flights resulting in higher costs for landing fees ($0.6 million), ground handling ($0.6 million), rent ($0.3 million) and baggage expense ($0.1 million).

Aircraft maintenance materials and repairs increased $3.7 million, or 36.1%, to $14.0 million from third quarter 2004. The increase was primarily due to MD-80 engine overhaul costs as a result of an increased number of scheduled service segments, increased block hours, and accelerated engine inspections mandated by the Federal Aviation Administration. Additionally, purchased maintenance costs increased $1.6 million due to outsourcing of MD-80 airframe overhauls. Previously, airframe overhauls were performed by Midwest Airlines and most of the related cost was in salaries, wages and benefits.

Depreciation and amortization decreased from $4.2 million in 2004 to $4.1 million in third quarter 2005. On a cost per ASM basis, these costs decreased 17.6%.

Aircraft rental costs increased $2.8 million, or 27.8%, from third quarter 2004 to $13.0 million, primarily due to $2.8 million of rental expense related to the addition of four leased Boeing 717 aircraft to the Midwest Airlines fleet, quarter over quarter. On a cost per ASM basis, aircraft rental costs increased 7.6%.

Other operating expenses increased $1.3 million, or 9.4%, to $14.7 million from third quarter 2004. Cost increases were primarily due to increases in booking fees ($0.8 million) due to increased passenger traffic and advertising ($0.4 million). These increases were partially offset by reductions in legal services ($0.2 million). On a cost per ASM basis, other operating expenses decreased 7.9%.

Provision for Income Taxes

There was no provision for income taxes for the third quarter of 2005, a decrease of $0.01 million compared with third quarter 2004. The effective tax rates for the third quarters of 2005 and 2004 were 0% and 0.2%, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of second quarter 2005.

Net Loss

Net loss for third quarter 2005 was $26.9 million, an increase of $13.5 million from the third quarter 2004 net loss of $13.4 million.

Nine Months Ended September 30, 2005

Compared With Nine Months Ended September 30, 2004

Operating Revenues

Company operating revenues totaled $380.2 million for the nine months ended September 30, 2005, a $68.6 million, or 22.0%, increase from the first nine months of 2004. Passenger revenues accounted for 87.9% of total revenues and increased $68.4 million, or 25.7%, to $334.4 million from 2004. The increase was attributable to a 32.7% increase in passenger traffic, as measured by RPMs, partially offset by a 5.3% decrease in revenue yield. This yield decline is an expected result of the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive, thereby increasing RASM. RASM increased 7.5% as load factor increased 9.1 percentage points from 63.2% in 2004 to 72.3% in 2005.

Midwest Airlines passenger revenue increased $59.5 million, or 28.3%, from 2004 to $269.8 million in 2005. This increase was primarily the result of a 33.7% increase in passenger traffic, as measured by RPMs, partially offset by a 4.0% decrease in revenue yield. Load factor increased to 73.1% in 2005 from 64.0% in 2004. Capacity, as measured by scheduled service ASMs, increased 17.1% due to a 19.8% increase in the number of segments.

Midwest Connect passenger revenue increased $9.0 million, or 16.1%, from 2004 to $64.6 million in 2005. Passenger traffic increased 21.3% year to date compared with the same period in 2004, but this increase was partially offset by a 4.3% decrease in revenue yield. Load factor increased 7.8 percentage points to 63.2% from 55.4% in the same period.

The Company’s revenue from cargo and other services increased $0.2 million, or 0.4%, from 2004 to $45.8 million in 2005. The increase was due to higher mail and freight revenue ($1.0 million), ticket services ($2.0 million), buy-onboard meals and entertainment ($1.9 million), services for other airlines ($0.8 million), and credit card volume rebate ($0.4 million,) which was partially offset by a reduction of $5.9 million in charter revenue due to the reduced number of charter flights including the cancellation of the National Hockey League 2004-2005 season.

Operating Expenses

Company operating expenses increased $93.8 million, or 27.8%, from 2004 to $431.4 million in 2005. The increase was due to higher fuel costs ($46.3 million); asset impairment costs ($15.6 million); aircraft maintenance, material, and repairs ($9.7 million) as a result of a 12.2% increase in the number of segments and 12.1% increase in block hours; and aircraft rentals ($8.1 million). The increase was partially offset by a reduction in depreciation and amortization expense ($0.7 million). In the first nine months of 2005, CASM increased by $0.0137 to  $0.1232 or 12.5% and CASM excluding fuel increased by $0.0035 to  $0.0879 or 4.2%. CASM in the nine-month period included $0.0045 due to the impairment charge.

Salaries, wages and benefits increased $3.5 million, or 3.3%, from 2004 to $109.8 million in 2005. The labor increase was primarily due to $4.6 million in additional flight crew and inflight pay on a 12.1% increase in block hours, as well as an increase of $1.4 million for stations staffing due to the increase of scheduled service segments, as well as,  staffing the commissary for buy-onboard meals ($0.7million) and other general pay increases and staffing ($1.7 million). A reduction of $5.0 million in maintenance labor costs resulted from outsourcing part of the maintenance function. On a cost per ASM basis, labor costs decreased from $0.034 in 2004 to $0.031 in 2005.

Aircraft fuel, oil and associated taxes increased $46.3 million, or 59.7%, from 2004 to $123.9 million in 2005. Into-plane fuel prices increased 38.7% in 2005, averaging $1.76 per gallon in 2005 versus $1.27 per gallon in 2004, resulting in a $34.6 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result to actual 2005 expense). Fuel expense included hedging, which favorably impacted fuel costs by $3.2 million ($0.05 per gallon) in the nine-month period. The fuel consumption increase resulted in an $11.8 million (pre-tax) unfavorable impact (calculated by applying 2004 prices to the actual increase in gallons consumed in 2005 relative to 2004), primarily as the result of adding four Boeing 717 aircraft and increasing utilization of the existing fleet.

Commissions for travel agents and commissions related to credit card transactions increased $2.3 million, or 30.2%, from 2004 to $10.1 million. The increase was primarily due to a 32.7% increase in passenger traffic. Commissions, as a percentage of passenger revenue, increased from 2.9% in 2004 to 3.0% in 2005.

Dining service costs increased $1.8 million, or 31.7%, from 2004 to $7.4 million in 2005. The majority of the increase was due to meal costs ($0.5 million) and commissary supplies and equipment ($0.7), the result of bringing the new buy-onboard dining services in-house in the second quarter.

Station rental, landing and other fees increased $3.3 million, or 11.0%, from 2004 to $33.0 million in 2005. The increase was primarily due to the increase in flights, resulting in higher costs for landing fees ($1.4 million), ground handling ($1.1 million), interrupted trip and baggage expense ($0.3 million), and increased deicing ($0.2 million).

Aircraft maintenance materials and repairs increased $9.7 million, or 33.4%, from 2004 to $38.7 million. The increase was primarily due to an increase of $6.2 million for engine overhaul-related costs. This expense includes $2.8 million for excess engine overhauls under the Company’s contract for MD-80 engine repair. Additionally, purchased engine maintenance programs for MD-80 and Boeing 717 aircraft increased $3.0 million due to a 12.1% increase in block hours. Outsourcing of the MD-80 airframe overhauls resulted in $2.4 million of expense. Previously, Midwest Airlines performed this work and most of the related cost was in salaries, wages and benefits in 2004.

Depreciation and amortization decreased $0.7 million, or 5.5%, from 2004 to $12.4 million in 2005. On a cost per ASM basis, these costs decreased 16.8%. Depreciation was lower due to fully depreciated assets in 2004.

Aircraft rental costs increased $8.1 million, or 27.5%, from 2004 to $37.6 million in 2005. These costs increased $9.1 million due to the addition of four leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. The increase in costs was partially offset by decreased costs for DC-9 leases ($1.5 million). On a cost per ASM basis, these costs increased 12.3%.

Other operating expenses increased $3.8 million, or 9.8%, from 2004 to $43.0 million in 2005. The increase was primarily due to cost increases in booking fees ($1.7 million) resulting from higher passenger volume, the write-off of capitalized lease arranger and legal expenses ($0.8 million), advertising ($1.1 million) and communication expenses ($1.0 million). These increases were partially offset by a decrease of $1.1 million in charter and special markets costs due to the cancellation of the National Hockey League 2004-2005 season. On a cost per ASM basis, other operating expenses decreased 3.3%.

Other Income (Expense)

Other income increased $1.7 million from 2004 due to higher interest income ($1.5 million) and lower interest expense ($0.2 million).

Credit for Income Taxes

Income tax credit for the first nine months of 2005 was ($0.1) million, a decrease of $3.8 million from 2004. The effective tax rate for the first nine months of 2005 and 2004 was 0.3% and 16.7%, respectively.

Net Loss

Net loss for the first nine months of 2005 was ($51.0) million, an increased loss of $27.3 million from the 2004 net loss of ($23.7) million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $76.2 million at September 30, 2005, compared with $81.5 million at December 31, 2004. At September 30, 2005, the restricted cash balance was $48.9 million, compared with $29.1 million at December 31, 2004. The restricted cash balance primarily consists of credit card holdback amounts, insurance deposits and collateral for letters of credit. The change in restricted cash is primarily due to an increase in the volume of transactions under the credit card processing agreement for MasterCard/Visa transactions.

The $5.3 million decrease in the unrestricted cash balance from December 31, 2004 to September 30, 2005 reflects higher fuel prices, seasonal fluctuations in the business and the increase in cash held back by the MasterCard/Visa processor due to an increase in the holdback rate from 80% to 90% As indicated in Note 10 to the condensed consolidated financial statements, the credit card processor can at any time increase (up to 100%) or decrease the holdback amount.

As of September 30, 2005, the Company had a working capital surplus of $17.0 million compared with a $30.5 million surplus as of December 31, 2004. The change in working capital is primarily related to increases in accounts payable and accrued liabilities, partially due to cash management strategies.

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2005 totaled $16.7 million. This is primarily related to the change in accounts payable, accrued liabilities and air traffic liability. The change also reflects the effects of credits related to the lease of Boeing 717 aircraft.

Midwest Airlines has used credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, partial aircraft lease payments, and engine maintenance agreements. As of September 30, 2005, the amount of unused credit memos totaled $0.6 million and is recorded as other noncurrent assets in the unaudited condensed consolidated balance sheet.

In the future, the Company expects to make lease payments primarily from cash flows from operations. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services, materials and lease payments. The benefit of these credit memos is being recognized on the income statement over the term of the related leases.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 totaled $24.1 million compared with $12.0 million provided by investing activities for the year ended December 31, 2004. This change is primarily due to an increase in restricted cash associated with credit card holdbacks, aircraft purchase deposits and pre-delivery progress payments related to future deliveries of Boeing 717 aircraft, which was offset by a decrease in aircraft purchase deposits that had been returned for the three Boeing 717 deliveries in 2005. Capital spending totaled $8.3 million; however, credits were used for a portion of such spending, resulting in a net cash outlay of $7.1 million for the nine months ended September 30, 2005. Capital expenditures consisted primarily of acquisition of the additional spare parts for the Boeing 717 fleet, purchase of an MD-80 engine, and equipment and leasehold improvements for the in-house dining services program.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2004 was $2.2 million, which was primarily related to the return of progress payments previously made to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with two Boeing 717 aircraft delivered to the Company during 2005. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to Boeing for the Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with KfW with the assistance of Rolls-Royce. Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of September 30, 2005, the Company owed $13.2 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward, as the firm aircraft delivery schedule is more than 80% completed.

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

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments, and 20% of investment gains (losses) during the five prior years. As of September 30, 2005, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. The aggregate principal amount of these notes is $7.5 million. Principal and interest (fixed at 10%) on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. As of September 30, 2005, the Company owed $4.4 million under the Basic Moratorium Notes.

As a result of the restructuring of the lease and debt agreements, the Company has significantly lowered its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company is approximately $33.9 million as of September 30, 2005. This contingent obligation terminates in July 2006.

2005 and Beyond

The current weak revenue yield environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2005 and beyond. Absent adverse factors outside the control of the Company – such as terrorist attacks or fear of terrorist attacks, substantial deterioration in the industry revenue environment from the third quarter 2005 revenue environment, or further increases in fuel prices from third quarter 2005 prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2005.

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

•

The Company’s goal is to aggressively reduce costs by targeting annualized costs savings of $15-20 million compared with 2004 from changes in labor productivity, insourcing, outsourcing and other cost reductions. The Company expects that initiatives already announced and implemented should yield approximately $12 million in annualized savings for 2005.

•

The Company estimates net interest income of $0.1 million in 2005.

•

The Company expects non-cash expenses arising primarily from depreciation to contribute approximately $16.0 million to annual cash flow in 2005.

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

Forward-Looking Statements

This Form 10-Q filing, particularly the “Pending Developments” section below and the “Overview” and “2005 and Beyond” sections above, contain forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in the “Risk Factors” section of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

•

the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;

•

uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;

•

increases in fuel costs or the failure of fuel costs to decline;

•

the Company’s inability to benefit from premium pricing;

•

the Company’s inability to differentiate its product from competing products;

•

the Company’s inability to effectively compete;

•

uncertainties related to acquisition of aircraft;

•

uncertainties related to general economic factors;

•

uncertainties concerning the Company’s ability to attract and retain people in key positions;

•

adverse scheduling developments;

•

adverse industry conditions;

•

decline in labor relations;

•

costly government regulations, including increased costs for compliance with new or enhanced government regulations;

•

increases in insurance costs;

•

more frequent aircraft maintenance and refurbishment schedules;

•

potential delays related to acquired aircraft;

•

interest rate fluctuations;

•

increased costs for security-related measures;

•

potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions;

•

terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations; and

•

an adverse  resolution of matters relating to a Wisconsin ad valorem property tax exemption.

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

Change of Listing to The American Stock Exchange – In June 2005, the New York Stock Exchange (“NYSE”) informed the Company that a review of its current financial condition indicated that it did not meet its newly revised standards for continued listing on the exchange. This was due to the Company’s total market capitalization being less than $75 million over a 30 trading-day period and stockholder’s equity being less than $75 million.

The company subsequently submitted a business plan to the NYSE detailing its strategy to meet the new criteria and in addition evaluated listing opportunities on other stock exchanges. As a result of the evaluation process, the Company chose to apply for listing on The American Stock Exchange (“AMEX”) and was approved for listing on the AMEX effective September 23, 2005. It is currently trading on that exchange under the MEH ticker symbol.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

At October 21, 2005, approximately 22% of fourth quarter 2005 estimated fuel consumption is hedged at a ceiling price of $1.56 per gallon and floor price of $1.38 per gallon based on Gulf Coast Mean pricing. These prices do not include into-plane costs that have historically been approximately $0.20 per gallon. The purpose of these hedges is to provide a measure of protection from rapidly escalating prices. Additionally, there are hedges in place for first quarter 2006 for approximately 25%, for second quarter 2006 for approximately 16%, for third quarter 2006 for 12%, and for fourth quarter 2006 for 5% of total expected fuel usage.

As of October 18, 2005, all the Company’s fuel collar agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit the Company’s exposure to a single counterparty.

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

 October 27, 2005

By /s/ Timothy E. Hoeksema

Timothy E. Hoeksema

Chairman of the Board, President and

Chief Executive Officer

Date:

 October 27, 2005

By /s/ Curtis E. Sawyer

Curtis E. Sawyer

Senior Vice President and

Chief Financial Officer

EXHIBIT INDEX

MIDWEST AIR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Exhibit No.	Description
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.