Form 10-K
period 2005-12-31
MIDWEST AIR GROUP INC
filed 2006-02-28
CIK 948845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
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

(Zip code)

414-570-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Common Stock, $.01 par value	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange
(Title of class)	(Names of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:	None
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ______   No     X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ______   No    X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No ______

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer  X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___   No _X__

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $41,809,302. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $2.39 per share, the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2005, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2005 is deemed to be an affiliate.

As of January 31, 2006, there were 17,599,947 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for registrant’s Annual Meeting of Shareholders to be held on April 26, 2006 are incorporated by reference in Part III Items 10, 11, 12, 13 and 14.

MIDWEST AIR GROUP, INC.

FORM 10-K

For the fiscal year ended December 31, 2005

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, particularly the “Pending Developments” section, contains forward-looking statements that may state Midwest Air Group, Inc.’s (the “Company”) or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K and the following:

•

the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;

•

uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;

•

increases in fuel costs or the failure of fuel costs to decline;

•

uncertainties related to jet fuel availability;

•

the Company’s inability to benefit from premium pricing;

•

the Company’s inability to differentiate its product from competing products;

•

the Company’s inability to effectively compete;

•

uncertainties related to competitive actions in the Milwaukee market;

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

ITEM 1. BUSINESS

Background

The Company was reincorporated under the laws of the State of Wisconsin in 1996. It is a holding company and its principal subsidiary is Midwest Airlines, Inc., (“Midwest Airlines”). Midwest Airlines currently operates a passenger jet airline that serves major destinations throughout the United States from Milwaukee, Wisconsin and Kansas City, Missouri.

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

Skyway Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), is a wholly owned subsidiary of Midwest Airlines and serves as the regional airline for the Company. Midwest Connect began operations in 1994 by taking over routes that Mesa Airlines, Inc. (“Mesa”) had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Airlines. Under the agreement, Mesa operated the system from 1989 to 1994 as Skyway Airlines, using Midwest Airlines’ airline code.

On September 27, 1995, the stock of Midwest Airlines was transferred to the Company in connection with the initial public offering (the “Offering”) by Kimberly-Clark of shares of Common Stock of the Company. Following the Offering, Kimberly-Clark retained 20% of the shares of outstanding Common Stock of the Company, which it subsequently sold in a secondary public offering consummated on May 23, 1996. Shares of the Company’s Common Stock are listed on the American Stock exchange under the symbol “MEH.”

Midwest Airlines and Midwest Connect constitute the Company’s operating segments. These operating segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in Note 13 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The Company currently has three principal product offerings: Midwest Airlines Signature Service, Midwest Airlines Saver Service and Midwest Connect regional service. Midwest Airlines Signature Service, which is Midwest Airlines’ traditional product, is a single-class, premium-service passenger jet airline that as of December 31, 2005, operated in 19 cities in the United States. The Company offers its low-fare Midwest Airlines Saver Service in high-volume, leisure-oriented markets and as of December 31, 2005, Saver Service operated in 10 cities. Midwest Connect builds feeder traffic and provides regional scheduled passenger service to cities primarily in the Midwest. The Company’s operating subsidiaries also provide aircraft charter services, transport air freight and mail, and provide other airline services.

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

Route Structure and Scheduling

Midwest Airlines Operations

Midwest Airlines currently has two bases of operations – Milwaukee and Kansas City. As of December 31, 2005, Midwest Airlines served 23 cities and was the largest carrier in Milwaukee, as measured by passenger enplanement data provided by the airport authority for 2005. Midwest Airlines provides nonstop service to most of its destinations from Milwaukee. Twelve other jet airlines serve Milwaukee’s airport. As of December 31, 2005, Midwest Airlines provided nonstop service from Kansas City to 12 cities, and passengers in Kansas City can travel to most other cities throughout the route systems of Midwest Airlines and Midwest Connect via Milwaukee. Thirteen other jet airlines serve Kansas City’s airport.

Midwest Connect Operations

Although Midwest Connect’s operation is independent from Midwest Airlines – including separate pilot, flight attendant, aircraft maintenance and customer service personnel – Midwest Airlines coordinates Midwest Connect’s routes and schedules to complement Midwest Airlines’ service by providing passengers on short-haul, low-density routes the ability to connect to Midwest Airlines flights in Milwaukee without switching carrier systems. As of December 31, 2005, Midwest Connect offered flights to 27 cities.

Codesharing Agreements

In 2005, Midwest Airlines continued a five-year codeshare agreement established in March 2001 with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and select Midwestern cities. Midwest Airlines provided passengers with jet service to Kansas City, and Air Midwest provided passengers with connecting service from Kansas City to seven Midwestern cities. Both the Midwest Airlines and Air Midwest segments are designated in computer reservation systems with Midwest Airlines’ code.

Business Environment

Pressures on the airline industry continued in 2005. While the industry saw an upturn in business travel, it was more than offset by higher fuel prices – contributing to a combined financial loss of $4 billion by the major U.S. airlines in 2005.

These economic pressures came to a head in 2005 with the filing for bankruptcy protection by two legacy carriers, one of which – Northwest Airlines – is the Company’s largest competitor. These carriers began to implement reductions in their domestic capacity, and airline analysts now predict an overall 3% decline in domestic capacity in 2006 from 2005. One impact of these capacity reductions has been an industrywide trend toward higher fares and more stringent restrictions on the lowest fares. Major carriers implemented 11 systemwide fare increases in 2005, up from nine the previous year. Additionally, the lowest fares are increasingly being offered in the online sales environment, which reduces exposure to fees from global distribution systems.

Although the current environment is pointing toward positive changes, airline bankruptcies and volatile fuel prices are expected to continue to provide uncertainty in the industry in 2006.

Aircraft Fuel

Because fuel costs constitute a significant portion of the Company’s operating costs (approximately 30% and 24% for 2005 and 2004, respectively), significant changes in fuel costs can materially affect the Company’s operating results. Fuel prices continue to be susceptible to political events, natural disasters and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near- or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. The Company has entered into short-term option cap agreements in an attempt to reduce its exposure to jet fuel price fluctuations and currently has collars in place for a portion of the fuel usage for all of 2006. During 2005, there was a $5.1 million offset to jet fuel expense due to the price of jet fuel purchased being above the fuel hedge collars. The collars for first quarter 2006 cover approximately 29.6% of the total estimated fuel consumption with an average floor price of $1.71 per gallon and average ceiling price of $1.85 per gallon, based on Gulf Coast Mean pricing, not including into-plane costs which have historically been approximately $0.20 per gallon. There are collars in place that cover 21.1%, 16.8% and 9.9% of the estimated fuel consumption for second, third and fourth quarters of 2006, respectively, as of December 31, 2005.

Customer Service

Overall

Midwest Airlines has consistently been recognized as the best domestic airline by travel publications and frequent flyer surveys, including Travel+Leisure, Condé Nast Traveler and the Zagat Airline Survey. Midwest Airlines caters to business travelers and discerning leisure travelers by providing a travel experience that includes tangible amenities and a higher level of customer service at competitive fares. Tangible amenities include extra legroom for added comfort and baked-onboard chocolate chip cookies on many flights, while passenger-pleasing service is provided by Midwest Airlines employees at each phase of the travel experience.

Saver Service, Signature Service and Midwest Connect

Midwest Airlines offers three products to meet the varying needs of its customers:

•

Midwest Airlines Saver Service provides nonstop, low-fare flights in high-demand leisure markets. As of December 31, 2005, Saver flights flew between Milwaukee and Ft. Lauderdale, Las Vegas, Los Angeles, Orlando, Phoenix, Tampa and seasonally to Ft. Myers, as well as between Kansas City and San Francisco.

•

Midwest Airlines Signature Service is featured on all other Midwest routes. Seating on Signature flights is altered from the standard 2-by-3 coach seating to a roomier 2-by-2 configuration, with wide leather seats for additional passenger comfort. The Boeing 717 aircraft also offer adjustable footrests and head cushions.

•

Midwest Connect provides connecting and point-to-point service primarily between Milwaukee and cities in the upper Midwest, using its fleet of 32-seat Fairchild 328JETs and 19-seat Beech 1900D aircraft.

Both Saver and Signature flights provide passengers with extra legroom for added comfort. Pitch (the distance between seats) averages 33-34", depending on aircraft type – more than the 30" many airlines offer in coach class. The interior width of seat cushions on Midwest Airlines aircraft is generally 18" on Saver flights and 21" on Signature flights, compared with coach seating that is 17-18" wide on many airlines.

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

The number of seats an airline offers in each fare category is also an important factor in pricing. Midwest Airlines monitors the inventory and pricing of available seats with a computer-assisted revenue management system. The system enables Midwest Airlines’ revenue management analysts to examine Midwest Airlines’ and Midwest Connect’s historical demand and increases the analysts’ opportunities to establish the optimal allocation of the number of seats made available for sale at various fares. The analysts then monitor each flight to adjust seat allocations and actual booking levels, with the objective of maximizing revenues by optimizing the number of passengers and the fares paid on future flights.

During 2005 a number of changes were implemented to improve revenue. The Company increased service fees charged for ticket changes on Saver Service flights. The company also increased the age limit for unaccompanied minors, which requires a fee for travel. These fees are either consistent with or less than those charged by most U.S. carriers.

Marketing

Travel Agency Relationships and Ticket Sales

In 2005, the Company sold 54.9% of its passenger revenue through travel agents (including online agencies), compared with 59.6% in 2004.

In 2005, ticket sales through the Midwest Airlines Web site contributed 33.6% of the Company’s revenue, compared with 25.1% in 2004 and 23.7% in 2003 – reflecting the accelerating shift toward this distribution channel.

The Company maintains its own reservations contact center at its headquarters in Oak Creek, Wisconsin. The Company’s reservations contact center provides airline policy and procedural information, flight information and generates revenue through the sale of new reservations. The center also services existing reservations through the processing of ticket exchanges and supports customers using midwestairlines.com through use of e-mail and chat technologies. The contact center supports both Midwest Airlines and Midwest Connect flights using the Sabre computer reservation system. The Company currently has an agreement to use Sabre’s computer reservation system through 2008.

Frequent Flyer Program

The Company operates a frequent flyer program, called Midwest Miles (the “frequent flyer program”), under which mileage credits are earned by flying on Midwest Airlines, Midwest Connect or other participating airlines and by using the services of participating hotels, car rental firms, Juniper Bank (issuer of the Midwest Airlines MasterCard), Midwest Airlines Vacations and other program partners. Members can redeem frequent flyer program miles for travel on Midwest Airlines or Midwest Connect, or other participating airlines. In addition to free air travel, miles can be redeemed at participating hotels, car rental firms and with other program partners. The program is designed to enhance customer loyalty, and thereby retain and increase the business of frequent travelers, by offering incentives for their continued patronage. The frequent flyer program also includes a premier level, Midwest Miles Executive, for members who fly 25 one-way trips or 20,000 miles annually. Midwest Miles Executive offers additional benefits to its members, including mileage bonuses and partner benefits.

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

In 2005, the Company had a marketing agreement with American Airlines that allowed the Company’s frequent flyer program members to earn Midwest Miles on American, American Eagle and AmericanConnection flights, as well as redeem Midwest Miles for award travel on these flights. That marketing agreement will end April 30, 2006. A new marketing agreement with another airline offering similar opportunities for the Company’s frequent flyer program members to earn and redeem miles will replace the previous program.

The Company also offers the Midwest Airlines MasterCard program. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Juniper Bank, which in turn awards the miles to cardholders for purchases made with their credit cards.

As of December 31, 2005, the Company had 2 million members enrolled in its frequent flyer program (compared with 1.8 million at year-end 2004). The Company estimates that as of December 31, 2005, the total number of awards available under the frequent flyer program was 140,000 (compared with 136,000 at year-end 2004), after eliminating those accounts below the minimum award level. Air travel awards redeemed were approximately 77,000 during 2005 and 69,000 during 2004. Free travel awards accounted for approximately 3.8% of the Company’s total revenue passenger miles during 2005. Since the Company controls the number of seats available for free travel on each flight (other than with respect to its choice awards), it does not believe that the use of frequent flyer program awards results in a significant displacement of revenue passengers.

Miles accrued in a member’s account expire unless there is qualifying activity in the frequent flyer program account in a 36-month period. Qualifying activity includes flights on Midwest Airlines and/or Midwest Connect, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive. Mileage in approximately 106,000 accounts expired in 2005.

A portion of the revenue from the sale of frequent flyer miles to program partners is deferred and recognized straight-line over 32 months.

Related Business

The Company also offers ancillary airline services directly to customers, including cargo services and aircraft charters. The cargo business consists of transporting freight, United States Postal Service mail and counter-to-counter packages (Midwest Package Express) on regular passenger flights.

As of December 31, 2005, Midwest Airlines operated two MD-80 series jet aircraft configured specifically for the purpose of providing charter services. The charter division also makes use of other fleet aircraft when available. The primary customers of charter services are professional athletic teams representing the National Hockey League, Major League Baseball and National Basketball Association, Division I college teams in football and basketball, and business groups and tour operators.

The Company also generates revenue from inflight liquor sales; sales of its Best Care Cuisine buy-onboard food; rental of its inflight entertainment system; providing aircraft ground handling, cargo handling and aircraft maintenance services for other airlines; and miscellaneous other services.

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

At the beginning of 2005, Northwest Airlines was the Company’s largest competitor, operating flights on up to 14 nonstop segments served by Midwest or Midwest Connect from Milwaukee. In June 2005, 58% of Milwaukee available seat miles (“ASMs”) and 43% of all ASMs competed directly with Northwest. In the second half of 2005, Northwest abandoned all but four of those routes. By year-end, Northwest’s nonstop service overlapped only 35% of Milwaukee ASMs and 25% of all ASMs. Further Northwest reductions in Milwaukee service have been announced, and the Company expects Northwest will directly compete on only 18% of all ASMs in 2006.

As the Company has expanded, and in particular its leisure services in Kansas City, it has added more direct competition with low-cost carriers (LCCs). At the beginning of 2005, the Company had no routes with direct nonstop competition with Southwest Airlines, the leading carrier in the LCC category. By year-end, nearly 7.5% of ASMs were in direct competition with Southwest Airlines.

Other competitive service changes in Milwaukee and Kansas City during 2005 have been minor. AirTran Airways exited the Milwaukee-Tampa market, and United Airlines exited the Milwaukee-Washington/Dulles market. United also reduced its Denver service by one trip. In response to competitive changes, the Company has added capacity in Milwaukee routes to Boston, Kansas City and New York. During the second half of 2005, the Company focused its route planning strategy on increased frequency to existing destinations, additional connection opportunities and more competitive pricing tactics designed to increase total system revenue. Additionally, San Diego, California was added to the route map. This network focus is continuing in 2006.

The Company has the largest market share of passengers in Milwaukee. During 2005, Midwest Airlines and Midwest Connect collectively carried 46.8% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second-largest share, carried 20.4%. In November 2005, for the first time, the Company attained a market share greater than 50%. In Kansas City, Midwest Airlines carried 7.7% of the passengers during 2005 and ended the year with a 9% share for the month of December, fourth among the mainline carriers serving the airport.

Employees

As of December 31, 2005, Midwest Airlines had 2,102 employees (350 of whom were part-time and 36 of whom were intermittent) and Midwest Connect had 1,182 employees (386 of whom were part-time). The categories of employees were as indicated in the following table:

	Employees as of December 31, 2005
Employee Categories	Midwest Airlines	Midwest Connect
Flight Operations	408	261
Inflight	419	53
Passenger Services	582	761
Maintenance	229	76
Reservations and Marketing	307	-
Accounting and Finance	49	5
Administrative	108	26
Total	2,102	1,182

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

In response to the terrorist attacks of September 11, 2001, Congress enacted the Aviation and Transportation Security Act (“ATSA”) of November 2001. ATSA created the Transportation Security Administration (“TSA”), an agency within the DOT, to oversee, among other things, aviation and airport security. In 2003, TSA was transferred from the DOT to the Department of Homeland Security, however the basic mission and authority of TSA remain unchanged. ATSA provided for the federalization of airport passenger, baggage, cargo, mail, and employee and vendor screening processes. ATSA also enhanced background checks, provided federal air marshals aboard flights, improved flight deck security, enhanced airline crew security training, improved training of security screening personnel and enhanced airport perimeter access control, among other security measures. ATSA also required that all checked baggage be screened by explosive detection systems beginning December 31, 2002. The Company is actively involved in the industry’s efforts to work with TSA to ensure compliance with ATSA. Compliance with ATSA has resulted in increased costs and can result in operational delays and service disruptions. ATSA also imposed a $2.50 per enplanement security fee (subject to a $5.00 one-way trip cap). This fee is collected by air carriers and remitted to the government for payment for enhanced security.

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

The Company also is subject to regulation and/or oversight by federal agencies other than the DOT, TSA and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; the use of radio facilities is regulated by the Federal Communications Commission. In general, the Company is regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment and is subject to regulation and oversight by the Occupational Safety and Health Administration, the Department of Defense and Federal Drug Administration. In addition, the Immigration and Naturalization Service, the U.S. Customs and Border Protection (under the Department of Homeland Security), and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company’s aircraft, passengers and cargo to ensure compliance with U.S. immigration, customs and import laws.

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

The FAA’s slot regulations require the use of each slot at least 80% of the time, measured on a bimonthly basis. Failure to comply with these regulations without a waiver from the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA. In addition, slot regulations provide that the FAA may withdraw slots at any time, without compensation, to meet the DOT’s operational needs (such as providing slots for international or essential air transportation). The Company’s ability to increase its level of operations at these airports is affected by the number of slots available for takeoffs and landings. These slots have been pledged as security to holders of the Company’s convertible senior secured notes (as described in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K).

Essential Air Service Program

The Essential Air Service program (“EAS”) was created following airline deregulation action in 1978. The EAS program, which is administered by the DOT, subsidizes and guarantees a minimum level of air service to small communities that might not otherwise have service. In January 2003, Midwest Connect commenced service to three such cities: Iron Mountain, Ironwood and Manistee, Michigan, and in August 2003, Escanaba, Michigan was added. There is no guarantee the Company will continue to receive subsidies for serving these cities. If funding were terminated for any reason, the Company would not continue to operate in these markets and would find alternate routes for the aircraft currently deployed in these markets. The subsidies for Iron Mountain, Ironwood and Manistee were again awarded to the Company in a 2005 bid process. The Escanaba bid is still pending. The subsidy award is for two years.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.

As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for war risk coverages (which include terrorism and hijacking). In addition, insurance companies have significantly increased the cost of this coverage, as well as aviation insurance in general. Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. As a result of the Terrorism Risk Insurance Act of 2005, the Company received an extension of this coverage through December 31, 2007.

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

Available Information

The Company maintains a Web site at midwestairlines.com. On its Web site, the Company makes available, free of charge, the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company has available on its Web site, free of charge, its (a) code of business conduct; (b) code of ethics for financial leaders, including its chief executive officer and financial officers; (c) corporate governance guidelines; and (d) the charters for the following Committees of the Board of Directors: Audit, Compensation, and Board Affairs and Governance; all of these are also available in print upon written request to the Director of Investor Relations of the Company at 6744 South Howell Avenue, Oak Creek, WI 53154. The Company is not including the information contained on or available through its Web site as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors Related to the Company and to the Commercial Airline Industry

Investors should carefully consider the following risk factors, as well as other information included or incorporated by reference in this Annual Report on Form 10-K. Each of these risk factors could adversely affect the company’s business, operating results and/or financial condition, as well as adversely affect the value of investment in the company’s Common Stock. The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties not presently known or that the Company currently believes to be immaterial may also adversely affect the Company.

Business may be harmed if the Company cannot benefit from premium pricing.

Financially distressed airlines, excess capacity throughout the industry and the growing use of travel substitutes such as audio, video and Web conferencing have affected fares throughout the airline industry. Greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low-cost carriers have reduced pricing power among airlines. At the same time, the increase in pricing transparency resulting from the use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. In addition, the Company competes with carriers that are reorganizing or have reorganized under the protection of Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in Chapter 11 reorganizations have undertaken substantial fare discounting to maintain cash flows and enhance customer loyalty. There can be no assurance that attempts to increase fares will be successful. The Company’s business strategy involves premium yield (revenue per revenue passenger mile) on Signature Service routes, and it is possible that premium pricing in the airline industry will not recover to levels acceptable to the Company. If premium pricing does not recover, then the Company’s business and financial results could suffer.

Customer loyalty may be affected due to diminishing product differentiation.

The Company’s business strategy includes a premium travel experience at fares that cater to business and leisure travelers. The Company seeks to differentiate itself through better customer service throughout the customer’s travel experience. Due to the current state of the airline industry in general, and the Company’s current state, it has been forced to reduce or suspend some of the amenities that helped it achieve differentiation. For example, complimentary inflight meal service has been replaced with buy-onboard dining service. Given these changes, there can be no assurance that customers will perceive any differentiation from other airlines and remain loyal to the Company. Any loss of customers due to diminishing product differentiation could harm business.

Future terrorist attacks could seriously affect the industry.

The terrorist attacks of September 11, 2001 materially affected the airline industry. Since then, security procedures have been increased at airports including more security personnel and more sophisticated screening equipment, which has had a significant impact on the profitability of airlines. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) could negatively affect the Company and the airline industry.

Increased competition could harm business.

Midwest Airlines competes with other air carriers on most routes that it serves. Many of Midwest Airlines’ competitors have elaborate route structures that transport passengers to their hub airports, permitting them to compete in Midwest Airlines’ markets by offering multiple routings. In some markets, Midwest Airlines and Midwest Connect also compete against ground transportation.

With Saver Service, Midwest Airlines has been able to compete with other low-fare carriers in ways that are different from its Signature Service. Among other things, the Company competes more clearly on the basis of fare levels. There is no assurance it will be able to compete successfully on these bases.

There are risks associated with Midwest Airlines’ fleet of Boeing 717 aircraft.

Midwest Airlines currently has a firm order for 25 Boeing 717 aircraft at pre-negotiated prices. Midwest Airlines took delivery of the first Boeing 717 on February 28, 2003, and 21 more through December 2005. The Company plans to take delivery of the remaining three Boeing 717s in the first and second quarters of 2006. Among other risks, the acquisition of these aircraft involves the following:

•

The acquisition significantly affects the Company’s cost structure by adding higher fixed costs because the Boeing 717 aircraft have higher ownership costs (i.e., purchase costs and lease payment expenses) than the DC-9 aircraft they replaced. Midwest Airlines believes that benefits of Boeing 717 aircraft include greater fuel efficiency, lower maintenance costs, improved dispatch reliability, increased aircraft utilization and reduced regulatory compliance costs. Midwest Airlines also believes it will realize higher revenues through increased utilization and because demand for air travel will increase due to it using these aircraft. While Midwest Airlines believes the combined effect of these higher revenues and reduced costs will offset the higher ownership costs, there can be no guarantee that will be the case. Further, it relies on benefits that are variable in nature to offset fixed costs. To date, the Boeing 717 program has realized certain benefits, such as higher fuel efficiency. However, this has been offset by an increase in aircraft rental costs.

•

Due to the number of Boeing 717 aircraft Midwest Airlines intends to have in its fleet, it would be vulnerable if any design defect or mechanical problem becomes associated with the Boeing 717 aircraft or if there is adverse public perception of these aircraft.

•

If there are not markets in which the Company can employ its Boeing 717s, it may have excess aircraft in its fleet.

•

Boeing has announced that it will discontinue manufacturing Boeing 717 jet aircraft in 2006. The Company currently operates 23 Boeing 717s (including an aircraft that was received in February 2006) and has a firm order for two more aircraft. Boeing may not offer the same level of support once the Boeing 717 production is discontinued. This could lead to increased prices on parts or services for the Company.

Increases in fuel costs, or the failure of fuel costs to decrease, could harm business.

Fuel costs constitute a significant portion (approximately 30% for the year ended December 31, 2005) of the Company’s total operating costs. Accordingly, significant increases in fuel costs or the failure of current fuel prices to decrease would harm the Company’s financial condition and results of operations. For the year ended December 31, 2005, a one-cent increase in the price per gallon of fuel increased fuel expenses by approximately $1.0 million. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and changes in supply and demand. Fuel availability is also subject to periods of market surplus and shortage, and is affected by demand for home heating oil, diesel fuel and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, fuel prices will rise, which could result in the curtailment of scheduled service. There can be no assurance that increases in the price of fuel can be offset with higher fares or surcharges.

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

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. For example, on November 19, 2001, the President signed into law the Aviation and Transportation Security Act, which federalizes substantially all aspects of civil aviation security and requires, among other things, the implementation of security measures, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement security fee (subject to a $5.00 one-way trip cap), in addition to a fixed fee of $1.9 million per year for the Company, with authority granted to the Transportation Security Administration (under the Department of Homeland Security) to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Implementation of the requirements of the act resulted in increased costs for passengers and the Company.

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

In addition, the airline industry is highly competitive and particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. The Company currently competes with other airlines on most of its routes. Many of these airlines are larger and have greater financial resources and name recognition, and some have lower operating costs, which may affect the Company’s ability to compete.

The airline industry tends to experience adverse financial results during general economic downturns.

Since a substantial portion of air travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. However, recent improvements in the economy over the past several years have not resulted in improved financial conditions for the airline industry as a whole due to, among other things, excess industry capacity. Any general decline in passenger traffic may harm the Company’s business. Any decline in traffic by business travelers may have a greater impact on the Company than on many of its competitors, because the Company believes a greater percentage of its passengers are business travelers.

Continuing financial uncertainty in the airline industry may make it increasingly difficult to attract and retain personnel.

The airline industry and Company have endured financial losses for the last five years. Like most other carriers, the Company has made numerous changes to pay and benefit practices that have resulted in significant economic sacrifices by employees. Organizational streamlining, while an essential part of enhancing productivity, has likewise increased demands on staff and limited growth opportunities. Uncertainty as to the industry’s or the Company’s long-term prospects is an additional impediment to the career confidence of current staff and future candidates for recruitment. As general improvements in the economy and labor markets surpass those in the airline industry, there is an increasing risk that airlines will have difficulty competing for talent, especially in key roles.

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

The Company’s indebtedness could have adverse consequences, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Aircraft Equipment

As of December 31, 2005, Midwest Airlines had 22 Boeing 717 and 12 McDonnell Douglas jet aircraft in service, including two MD-88, seven MD-81 and three MD-82 aircraft.

Midwest Airlines Aircraft in Service
Type	Seats	Owned	Leased	Total
MD-88	143	0	2	2
MD-81/82	*	7	3	10
Boeing 717	88	0	22	22
Total		7	27	34

*

A portion of the MD-80 series fleet has been reconfigured for Saver Service. As of December 31, 2005, six of the MD-80 series aircraft have been reconfigured with 147 seats. In addition, two of the MD-81 aircraft have been reconfigured to 74 seats and are used primarily for charter flights. The remaining two MD-80 series aircraft are configured for Signature Service, with 116 seats.

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

As of December 31, 2005, Midwest Connect’s fleet consisted of 21 aircraft: 11 Beech 1900D turboprop aircraft and 10 Fairchild 328JET aircraft.

Midwest Connect Aircraft in Service
Type	Seats	Owned	Leased	Total
Beech 1900D	19	0	11	11
328JET	32	5	5	10
Total		5	16	21

As of December 31, 2005, Midwest Connect’s 11 turboprop aircraft were financed under operating leases with lease terms of 12 years; five of the aircraft leases have expiration dates of 2008 and the other leases expire in 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value. A lessor of five of the aircraft sold its interest to another party in December 2004. The terms associated with the new leases were substantially the same as the original lease, except that the new agreement required a deposit of $2.3 million, which is classified as a security deposit in other assets on the balance sheet. This deposit is fully refundable if the Company meets its obligations. In November 2005, one of the five aircraft was sold, resulting in the return of $0.5 million of deposit, bringing the balance to $1.8 million at December 31, 2005.

In 1999, Midwest Connect acquired five 32-passenger Fairchild 328JET aircraft. The five aircraft were financed by operating leases from one financial institution, with all expiration dates occurring in 2016. Four aircraft were placed in service in late 1999; the fifth was placed in service in 2000. Five additional 328JET aircraft were acquired and placed in service during January, April and June 2001, and January and February 2002. These aircraft are currently owned, three of which are financed with debt.

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

Midwest Airlines leases airport facilities (gates, operations space, ticket counter) at each location it operates. In 12 of the 23 cities Midwest Airlines served as of December 31, 2005, gates at the airport were leased directly from the airport authority. In 10 cities, Midwest Airlines has agreements with various airlines to lease available space.

Midwest Connect has secured long-term leases of facilities at General Mitchell International Airport. Midwest Connect currently operates four gates at General Mitchell International Airport in Milwaukee; all gates are leased directly from Milwaukee County. Midwest Connect owns its 10,000-square-foot headquarters building, which is located off airport grounds. This building is pledged as collateral under the convertible senior secured notes.

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

On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The State of Wisconsin has appealed the ruling. The Company has intervened in the case and joined in the appeal. The case was argued in the Wisconsin Supreme Court on December 13, 2005 and a decision is expected by the end of the second quarter of 2006. The Company believes the appeal will be successful and has not recorded any reserve with respect to this matter, though there can be no assurance that the appeal will succeed.

In December 2003, Dornier Aviation (North America) Inc. Liquidating Trust filed litigation against Skyway, disputing the validity of $3.5 million of credit memorandums used by the Company to purchase aircraft parts and services. The credit memorandums obtained by the Company were associated with the acquisition of the Fairchild 328JET aircraft and through subsequent resolution of Dornier’s cancellation of the 428JET program. The case was resolved in 2005 with a compromise settlement of $0.9 million paid by the Company to Dornier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The following table sets forth, for the periods indicated, the high and low price per share of the Company’s Common Stock for the two most recent fiscal years. The Company’s Common Stock is traded on the American Stock Exchange (symbol: MEH).

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
First	$3.01	$2.35	$4.57	$3.80
Second	$2.58	$1.51	$4.90	$3.60
Third	$3.11	$2.08	$4.35	$2.70
Fourth	$5.82	$1.89	$3.70	$2.82

As of December 31, 2005, the Company had 18,473,847 shares issued and 17,577,861 shares outstanding and 866 registered shareholders. The Company has not paid a dividend on its Common Stock since its initial public offering in 1995 and has no intention to pay any dividends on such Common Stock in the foreseeable future. The Company is also subject to a dividend restriction under outstanding indebtedness, which is further discussed in Note 4 of the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial and Operating Data

Midwest Air Group, Inc.

(Dollars in thousands, except per share amounts)

Years Ended	2005	2004	2003	2002	2001

Statement of Operations Data:
Total operating revenues	522,989	415,246	383,948	426,974	457,442
Total operating expenses (1)	588,157	460,498	414,412	481,232	495,486
Operating loss	(65,168)	(45,252)	(30,464)	(54,258)	(38,044)
Other (expense) income, net (2)	142	(1,933)	10,038	38,023	14,364
Net loss	(64,886)	(43,132)	(13,278)	(10,552)	(14,918)

Loss per common share – basic:
Net loss	(3.71)	(2.47)	(0.85)	(0.72)	(1.08)

Loss per common share – diluted:
Net loss	(3.71)	(2.47)	(0.85)	(0.72)	(1.08)

Balance Sheet Data:
Property and equipment, net	158,822	181,863	192,805	224,564	256,506
Total assets	351,344	360,729	396,239	376,606	357,371
Long-term debt (3)	46,880	50,478	53,642	16,903	35,097
Shareholders' equity	17,256	81,379	124,317	125,127	114,736

(1)

Total operating expenses for 2005 include a $15.6 million impairment charge related to early retirement of two MD-81 aircraft.  Total operating expenses for 2003 include $5.0 million associated with the early recognition of lease expense on seven DC-9 aircraft removed from service during the year, and a $4.0 million loss recorded on the sale/leaseback of one MD-80 aircraft. Total operating expenses for 2002 include a $29.9 million impairment charge related to the early retirement of the Company's DC-9 fleet. Total operating expenses for 2001 include an impairment loss of $8.8 million related to the accelerated retirement of eight Midwest Airlines DC-9 aircraft.

(2)

Other income (expense), net for 2003 includes $11.4 million associated with the federal reimbursement of security costs. Other income (expense), net for 2002 includes $39.5 million associated with the Fairchild arbitration settlement over the cancellation of the 428JET program. Other income (expense), net for 2001 includes recognition of $16.3 million related to amounts claimed under the Air Transportation Safety and System Stabilization Act for federal grant money received for losses related to the September 11 terrorist events.

(3)

Long-term debt for 2005, 2004, 2003 and 2002 does not include current maturities and does not include amounts due for progress payments on the Boeing 717 aircraft program, as these obligations are offset by purchase deposits.

Five-Year Financial and Operating Data

Midwest Air Group, Inc.

Years Ended	2005	2004	2003	2002	2001

Selected Operating and Other Data (1):
Midwest Airlines, Inc.
Revenue passenger miles ("RPMs") (000s)	3,121,785	2,296,252	1,968,753	1,966,186	1,973,606
Available seat miles ("ASMs") (000s)	4,417,682	3,685,372	3,036,287	3,255,348	3,270,148
Scheduled service available seat miles (000s) (2)	4,358,678	3,554,656	2,967,844	3,190,943	3,231,872
Passenger load factor	71.6%	64.6	66.3%	61.6%	61.1%
Revenue yield (cents per RPM)	11.9	12.2	13.2	15.5	17.6
Revenue per scheduled service ASM (2)	9.0	8.2	9.2	10.0	11.2
Cost per total ASM (cents per mile)	11.2	10.4	11.3	12.5	13.1
Aircraft in service at year-end (3)	34	30	28	32	35
Average aircraft utilization (hours per day)	9.2	8.6	7.6	7.7	7.9
Number of FTE employees at year-end	1,905	2,057	1,904	2,410	2,348
Skyway Airlines, Inc. d/b/a Midwest Connect
Revenue passenger miles (000s)	242,210	203,895	203,808	193,350	150,819
Available seat miles (000s)	382,251	362,785	382,265	395,839	312,258
Scheduled service available seat miles (000s) (2)	381,983	362,505	382,200	395,591	312,209
Passenger load factor	63.4%	56.2	53.3%	48.9%	48.3%
Revenue yield (cents per RPM)	36.1	36.8	33.3	37.5	44.5
Revenue per scheduled service ASM (2)	23.5	21.3	18.2	18.4	21.5
Cost per total ASM (cents per mile)	27.3	23.0	20.3	20.2	23.2
Aircraft in service at year-end (3)	21	22	24	25	23
Average aircraft utilization (hours per day)	8.0	7.4	6.8	7.3	7.2
Number of FTE employees at year-end	1001	774	603	593	512

(1)	Revenue passenger miles, revenue per ASM, available seat miles, passenger load factor and revenue yield are for scheduled service operations. The other statistics include charter operations.

(2)	Passenger, cargo and other transport-related revenue divided by scheduled service ASM (expressed in cents). Charter revenue is excluded from the calculation.

(3)	Aircraft acquired but not yet placed in service are excluded from the aircraft in service statistics.

Non-GAAP Disclosures

Pursuant to Item 10 of Regulations S-K, the Company is providing disclosure of the reconciliation of reported non-GAAP financial measures to the Company's most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide the Company the ability to measure and monitor its performance both with and without the cost of aircraft fuel. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond the Company's control, it is the Company's view that the measurement and monitoring of performance without the volatility of fuel is important.

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel.

	2005	2004	Change	%

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$495,418	$382,236	$113,181	29.6%
ASMs (000)	4,417,682	3,685,372	732,310	19.9%
CASM	$0.1121	$0.1037	$0.0084	8.1%

Total GAAP operating expenses ($000)	$495,418	$382,236	$113,181	29.6%
Less: aircraft fuel ($000)	$153,859	$91,315	$62,544	68.5%

Operating expenses excluding fuel ($000)	$341,559	$290,921	$50,637	17.4%
ASMs (000)	4,417,682	3,685,372	732,310	19.9%
CASM excluding fuel	$0.0773	$0.0789	($0.0016)	-2.1%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$103,141	$83,355	$19,787	23.7%
ASMs (000)	382,251	362,785	19,465	5.4%
CASM	$0.2698	$0.2298	$0.0401	17.4%

Total GAAP operating expenses ($000)	$103,141	$83,355	$19,787	23.7%
Less: aircraft fuel ($000)	$24,220	$17,076	$7,144	41.8%

Operating expenses excluding fuel ($000)	$78,921	$66,279	$12,643	19.1%
ASMs (000)	382,251	362,785	19,465	5.4%
CASM excluding fuel	$0.2065	$0.1827	$0.0238	13.0%

Midwest Air Group
Total GAAP operating expenses ($000)	$588,157	$460,498	$127,659	27.7%
ASMs (000)	4,799,932	4,048,157	751,776	18.6%
CASM	$0.1225	$0.1138	$0.0088	7.7%

Total GAAP operating expenses ($000)	$588,157	$460,498	$127,659	27.7%
Less: aircraft fuel ($000)	$178,079	$108,391	$69,688	64.3%

Operating expenses excluding fuel ($000)	$410,078	$352,107	$57,972	16.5%
ASMs (000)	4,799,932	4,048,157	751,776	18.6%
CASM excluding fuel	$0.0854	$0.0870	($0.0015)	-1.8%

Note:  Numbers and totals in this table may not be recalculated due to rounding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The past five years have brought unprecedented challenges to the airline industry. Airlines have recorded a combined multi-billion dollar loss for the last five years. High fuel prices, coupled with the effects of the conflicts in the Middle East and increased security measures, have increased operating costs. These pressures, along with excess industry capacity and increased competition from legacy carriers, their regional affiliates and low-cost carriers that have depressed fares, resulted in the Company reporting operating losses for the last five years.

In 2005, the Company focused its strategy on increased frequency to existing destinations, additional connection opportunities and more competitive pricing tactics designed to increase total system revenue. The Company continued its comprehensive review of its operations, processes and significant cost drivers. The Company maintained its fuel-hedging program to reduce the risk associated with the rising fuel prices and outsourced heavy maintenance to better align maintenance operations with the current fleet. Cost reduction and efficiency improvement initiatives will continue through 2006.

Key risks to the Company achieving a return to profitability include the depressed business travel fare environment, continuing competition, the economy, world events and high fuel costs. The Company discusses these and other risks more fully in Item 1A, “Risk Factors” contained in this Annual Report on Form 10-K.

2005 Financial Overview

(Dollars in millions, except per share amounts)	Twelve Months Ended
December 31,
	2005	2004	Net Change
Total Operating Revenue	$ 523.0	$ 415.2	$ 107.8
Total Operating Expenses	$ 588.2	$ 460.5	$ 127.7
Operating Loss	$ (65.2)	$ (45.3)	$ (19.9)
Net Loss	$ (64.9)	$ (43.1)	$ (21.8)
Net Loss per Diluted Share	$ (3.71)	$ (2.47)	$ (1.24)

During 2005, total Company revenue increased $107.8 million, or 25.9%, with a 34.6% increase in passenger traffic (measured in revenue passenger miles, or “RPMs”) on 21.0% more ASMs. This resulted in a 7.2 percentage point increase in load factor compared with 2004. The Company’s capacity increased due to the net addition of three aircraft to the fleet year over year and higher utilization of the existing fleet, which resulted in a 12.8% increase in the number of operations (one take-off and landing). The revenue growth and load factor performance are due to strong customer demand driven by competitive pricing, as well as schedule and service enhancements – including frequency increases and aircraft upgrades throughout 2005. The impact of the increase in load factor was partially offset by a 3.6% decrease in revenue yield, to 13.66¢ from 14.17¢ in 2004. This yield decline is partially a result of the Company’s strategy, implemented in fourth quarter 2004, to increase load factor by being more price competitive, thereby increasing total revenue and revenue per available seat mile (“RASM”). As a result, RASM increased 6.2% in 2005 to 10.90¢ per ASM compared with 10.26¢ in 2004.

The Company’s operating expenses increased by $127.7, million or 27.7%, in 2005. Operating costs for 2005 include a $15.6 million impairment loss due to the reduction in cost basis of two MD-81 jets to fair market value, an $11.1 million, or 27.6%, increase in rental expenses due to the addition of five Boeing 717 aircraft, and a $9.2 million, or 21.7%, increase in maintenance expense due primarily to an increase of $5.2 million for engine overhaul-related costs. This expense includes $3.6 million for excess engine overhauls under the Company’s contract for MD-80 engine repair. Operating expenses also include a $69.7 million, or 64.3%, increase in fuel costs; per-gallon fuel prices averaged $1.86 for the year, up from $1.35 in 2004. Cost changes are further explained in the sections that follow.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues for 2005, 2004 and 2003.

	2005		2004		2003
	Per Total ASM	%	Per Total ASM	%	Per Total ASM	%
Operating revenues:
Passenger service	9.58¢	87.9%	8.75¢	85.3%	9.59¢	85.4%
Cargo	0.13	1.2%	0.13	1.2%	0.13	1.2%
Other	1.19	10.9%	1.38	13.5%	1.51	13.4%
Total operating revenues	10.90	100.0%	10.26	100.0%	11.23	100.0%

Operating expenses:
Salaries, wages and benefits	3.06	28.1%	3.53	34.4%	4.10	36.5%
Aircraft fuel and oil	3.71	34.1%	2.68	26.1%	2.37	21.1%
Commissions	0.29	2.6%	0.26	2.5%	0.33	3.0%
Dining services	0.20	1.8%	0.18	1.8%	0.24	2.1%
Station rental/landing/other	0.96	8.9%	0.97	9.5%	1.07	9.5%
Aircraft maintenance	1.08	9.9%	1.05	10.2%	0.94	8.3%
Depreciation and amortization	0.33	3.1%	0.43	4.2%	0.61	5.4%
Aircraft rentals	1.07	9.8%	1.00	9.7%	0.95	8.5%
Impairment loss	0.33	3.0%	0.00	0.0%	0.00	0.0%
Other	1.22	11.2%	1.28	12.5%	1.51	13.5%
Total operating expenses	12.25¢	112.5%	11.38¢	110.9%	12.12¢	107.9%

Total ASMs (millions)	4,799.9		4,048.2		3,418.6

Note: Numbers in this table may not be recalculated due to rounding.

Year Ended December 31, 2005 Compared With

Year Ended December 31, 2004

Operating Revenues

Company operating revenues totaled $523.0 million in 2005, a $107.7 million, or 25.9%, increase from 2004. Passenger revenues accounted for 87.9% of total revenues and increased $105.4 million, or 29.8%, from 2004 to $459.7 million in 2005.

Midwest Airlines passenger revenue increased $93.2 million, or 33.4%, from 2004 to $372.3 million in 2005. The increase in revenue was primarily due to a 36.0% increase in passenger traffic and a 7.0% increase in load factor from 64.6% to 71.6%. The revenue growth and load factor performance are due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements – including frequency increases and aircraft upgrades that started in first quarter 2005 and continued throughout the year. However, this was partially offset by a 1.9% decrease in revenue yield to 11.93¢ from 12.16¢ in 2004. This yield decline is partly a result of the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive.  As a result, RASM increased 6.8% in 2005 to 9.94¢ per ASM compared with 9.31¢ in 2004.

Midwest Connect passenger revenue increased $12.3 million, or 16.4%, from 2004 to $87.3 million in 2005. Passenger traffic increased 18.8% in 2005 compared with 2004, but this increase was partially offset by a 2.0% decrease in revenue yield. Load factor increased 7.2% to 63.4% from 56.2% in 2004.

The Company’s revenue from cargo and other services increased $2.3 million, or 3.8%, from 2004 to $63.3 million in 2005. The increase was due to higher mail and freight revenue ($1.3 million), ticket services ($2.2 million), buy-onboard meals and entertainment ($3.0 million), and services for other airlines ($0.6 million), which was partially offset by a reduction of $5.2 million in charter revenue primarily due to reduced number of charter flights as a result of the cancellation of the National Hockey League 2004-2005 season.

Operating Expenses

Company operating expenses increased $127.7 million, or 27.7%, from 2004 to $588.2 million in 2005. The increase was primarily due to higher fuel costs ($69.7 million); asset impairment loss ($15.6 million); aircraft maintenance, material, and repairs ($9.2 million) resulting from a 12.8% increase in the number of flight segments and a 14.6% increase in block hours; and aircraft rentals ($11.1 million). In 2005, cost per available seat mile (“CASM”) increased by 8.8¢ to 12.25¢, or 7.7%. A Non-GAAP measurement that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 0.15¢ to 8.54¢, or 1.8%. CASM in 2005 included 0.33¢ of impairment loss. See Item 6. Selected Financial Data, Selected Non-Gaap Disclosures.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $4.3 million, or 3.0%, from 2004 to $147.0 million in 2005. The labor increase was primarily due to $6.5 million in additional flight crew and inflight pay on a 14.6% increase in block hours, an increase of $1.9 million for station staffing due to the increase of scheduled service segments, as well as insourcing the commissary operations for buy-onboard meal service ($1.1 million), and other general pay increases and staffing ($1.0 million). A reduction of $6.2 million in maintenance labor costs resulted from outsourcing the heavy maintenance function for MD-80 aircraft. On a CASM basis, labor costs decreased from 3.53¢ in 2004 to 3.06¢ in 2005.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes increased $69.7 million, or 64.3%, from 2004 to $178.1 million in 2005. Into-plane fuel prices increased 37.7% in 2005, averaging $1.86 per gallon in 2005 versus $1.35 per gallon in 2004, resulting in a $48.8 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result to actual 2005 expense). Fuel expense includes hedging, which favorably impacted fuel costs by $5.1 million ($0.06 per gallon) in 2005. The fuel consumption increase resulted in a $20.9 million (pre-tax) unfavorable impact (calculated by applying 2004 prices to the actual increase in gallons consumed in 2005 relative to 2004), primarily as the result of adding five Boeing 717 aircraft and increased utilization of the existing fleet.

Commissions

Travel agent commissions and commissions related to credit card transactions increased $3.4 million, or 32.7%, from 2004 to $13.8 million in 2005. The increase was primarily due to a 34.6% increase in passenger traffic, coupled with an increase in the effective commission rate for credit cards from 2.9% in 2004 to 3.0% in 2005.

Dining Services

Dining service costs increased $2.2 million, or 28.8%, from 2004 to $9.6 million in 2005. The majority of the increase was due to a 12.8% increase in flight segments, meal costs ($0.4 million) and commissary supplies ($1.1 million), the result of insourcing the buy-onboard dining service in the second quarter. These costs increases were offset by meal and entertainment revenue of $2.7 million in 2005. In previous years, the revenue and cost of buy-onboard meals were realized by an outside vendor.

Station Rental, Landing and Other Fees

Station rental, landing and other fees increased $6.9 million, or 17.5%, from 2004 to $46.3 million in 2005. The increase was primarily due to the increase in flights, resulting in higher costs for landing fees ($2.4 million), ground handling ($2.3 million), interrupted trip and baggage expense ($0.6 million) and security costs ($0.5 million).

Aircraft Maintenance Materials and Repairs

Aircraft maintenance materials and repairs increased $9.2 million, or 21.7%, from 2004 to $51.8 million. The increase included $5.5 million for fleet hour engine maintenance agreements, due to a 14.6% increase in block hours, and excess engine overhaul charges under the contract for MD-80 engine repair. Outsourcing the MD-80 airframe overhauls resulted in $3.7 million of expense. Previously, Midwest Airlines performed this work and most of the related cost was in salaries, wages and benefits.

Depreciation and Amortization

Depreciation and amortization decreased $1.3 million, or 7.6%, from 2004 to $16.0 million in 2005. On a cost per ASM basis, these costs decreased 22.0%. Depreciation was lower due to the impairment of two MD-80 aircraft and assets becoming fully depreciated in 2005.

Aircraft Rentals

Aircraft rental costs increased $11.1 million, or 27.6%, from 2004 to $51.5 million in 2005. These costs increased $11.3 million due to the addition of five leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. On a cost per ASM basis, these costs increased 7.6%.

Other

Other operating expenses increased $6.5 million, or 12.6%, from 2004 to $58.5 million in 2005. The increase was primarily due to higher booking fees ($2.1 million) resulting from increased passenger volume, the write-off of capitalized lease arranger and legal expenses ($1.0 million), the write-off of aircraft purchase deposits ($1.0 million), advertising ($0.7 million) and communication expenses ($1.3 million). These increases were partially offset by a decrease of $1.1 million in charter and special markets costs due to the cancellation of the National Hockey League 2004-2005 season. On a cost per ASM basis, other operating expenses decreased 5.0%.

Other (Expense) Income

Other income increased $2.1 million from 2004 due to higher interest income ($1.9 million) and lower interest expense ($0.2 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s long-term debt related to aircraft and convertible debt.

Credit for Income Taxes

Income tax credit for 2005 was ($0.1) million, a decrease of $3.9 million from 2004. The effective tax rate for 2005 and 2004 was (0.2)% and (8.6)%, respectively. Beginning with the second quarter of 2004, the Company no longer records income tax benefit on losses due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities.

Net Loss

Net loss for 2005 was ($64.9) million, an increase in loss of $21.8 million from the 2004 net loss of ($43.1) million. The net loss margin declined from (10.4%) in 2004 to (12.4%) in 2005.

Year Ended December 31, 2004 Compared With

Year Ended December 31, 2003

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

Midwest Connect passenger revenue increased $7.2 million, or 10.6%, from 2003 to $75.0 million in 2004. Revenue yield increased due to the transition to shorter flights with higher yields, as evidenced by a decrease of 12.2% in average trip length. Load factor increased from 53.3% in 2003 to 56.2% in 2004.

Revenue from cargo and other services increased $5.0 million in 2004. Cargo increased $0.5 million primarily due to an increased volume of mail. Other services revenue increased due to a $2.5 million increase in charter revenue primarily from the Company’s agreement with The Mark Travel Corporation. An increase in passenger volume caused revenue from fees (excess baggage, administration, service charges) to increase 15%, or $2.0 million. This was partially offset by a decrease in private charters from the National Hockey League.

Operating Expenses

2004 operating expenses increased $46.1 million, or 11.1%, from 2003 to $460.5 million in 2004. 2003 operating costs include a charge of $5.0 million (pre-tax) related to the early recognition of lease expense on seven leased DC-9 aircraft. CASM decreased 6.2%, from 12.1¢ in 2003 to 11.4¢ in 2004.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $2.6 million, or 1.9%, from 2003 to $142.7 million in 2004, primarily due to a 12.9% increase in headcount. The headcount increase was primarily the result of a 3.1% increase in operations and a 15.1% increase in passenger volume. Costs for 2003 include a $1.6 million reduction in labor rates, which also contributed to decreased unit labor costs year over year. On a CASM basis, labor costs decreased from 4.1¢ in 2003 to 3.5¢ in 2004.

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

Commissions

Commissions decreased $1.0 million, or 9.2%, from 2003 to $10.4 million in 2004. The decrease was primarily due to the elimination of standard travel agency commissions beginning March 1, 2003. In addition, savings were realized due to increased travel booked directly through the Company’s reservations center and Web site. Commissions, as a percentage of passenger revenue, decreased from 3.5% in 2003 to 2.9% in 2004.

Dining Services

Dining service costs decreased $0.6 million, or 7.2%, from 2003 to $7.5 million in 2004. The decrease in dining services costs was primarily due to the elimination of complimentary onboard meal service in April 2003, which is reflected in a decrease in dining service costs per Midwest passenger from $3.92 in 2003 to $3.24 in 2004.

Station Rental, Landing and Other Fees

Station rental, landing and other fees increased $2.9 million, or 8.0%, from 2003 to $39.4 million in 2004. On a cost per total ASM basis, these costs decreased 8.8%. The increase was due to a $1.4 million increase in ground handling fees caused by the 3.1% increase in the number of operations. Security fees increased $0.6 million because 2004 includes 12 months of security fees compared with only 10 months in 2003. This increase was partially offset by the effects of additional capacity created by the introduction of Saver Service.

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

Credit for Income Taxes

Income tax credit for 2004 was ($4.1) million, a $3.0 million decrease from the 2003 income tax credit of ($7.1) million. The effective tax rates for 2004 and 2003 were (8.6)% and (35.0)%, respectively. The decrease in the effective tax rate is the result of the Company no longer recording income tax benefits on losses beginning in the second quarter of 2004 due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities.

Net Loss

Net loss for 2004 was ($43.1) million, which reflects a decline of $29.8 million from the 2003 net loss of ($13.3) million. The net loss margin declined from (3.5)% in 2003 to (10.4)% in 2004.

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

Frequent Flyer Revenue

A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of the fair value of tickets to be redeemed, straight-line over 32 months, which is the Company’s estimate of when travel will occur. The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company’s frequent flyer program is accrued based on an estimated redemption of 94% applied to actual mileage recorded in members’ accounts to calculate the award level. To estimate incremental costs, the Company includes the additional costs related to transportation of passengers, over and above costs to transport vacant seats, such as fuel, meals, insurance, ticketing as well as the cost of partner programs. A change to these cost estimates and the estimated redemption percentage could have a significant impact on the Company’s liability in the period the change is made, as well as in future periods. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2005.

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

Substantially all Midwest Airlines and Midwest Connect engines are under fleet hour agreements and engine maintenance is primarily expensed straight line over the term of the contract. The fleet hour agreements may have occurrence limits that, if exceeded, will cause additional expense to be incurred.

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

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $99.0 million at December 31, 2005, compared with $81.5 million at December 31, 2004. At December 31, 2005, the restricted cash balance was $38.8 million, compared with $29.1 million on December 31, 2004. The change in restricted cash is primarily attributable to an increase in the cash holdback amount related to the credit card processing agreement for MasterCard/Visa transactions, which is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The aggregate amount of the risk exposure of all the processors (other than amounts under holdback) as of December 31, 2005 was approximately $21.5 million. In addition to the holdback amount, the restricted cash balance also includes amounts for insurance and collateral for letters of credit and the fuel collar agreement.

As of December 31, 2005, the Company had a working capital surplus of $4.8 million compared with $30.5 million on December 31, 2004. The reduction in working capital as of December 31, 2005 is primarily related to an increase in restricted and unrestricted cash offset by increases in air traffic liability, unearned partner revenue and accrued liabilities.

Operating Activities

Net cash provided by operations for the year ended December 31, 2005 totaled $26.4 million, compared with $10.6 million net cash used in 2004. Cash provided by operations reflects the $64.9 million net loss incurred during the year, which was offset by a $15.6 million non-cash MD-80 impairment charge, $19.2 million increase of unearned revenue primarily associated with the Company’s frequent flyer program, $17.7 million of increased air traffic liability due to increased sales for future flights, $16.0 million depreciation and $14.9 million increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities totaled $8.0 million, compared to net cash provided by investing activities of $9.8 million for the year ended December 31, 2004. The cash used in 2005 includes $8.2 million of capital expenditures primarily relating to the purchase of commissary equipment, a spare engine, and spare parts and other equipment for the Boeing 717 program. A $7.7 million increase in cash was provided by the net effect of decreases in aircraft purchase deposits and pre-delivery progress payments related to future deliveries of Boeing 717 aircraft that were offset by purchase deposits that had been returned for the five Boeing 717 deliveries in 2005. An increase in credit card sales for future flights required an increase of $9.6 million in restricted cash.

Financing Activities

Net cash used in financing activities during 2005 totaled $0.9 million, compared with net cash used in financing activities in 2004 of $6.0 million. The change is primarily due to the $5.8 million increase in net proceeds related to the return of pre-delivery progress payments associated with delivery of Boeing 717s.

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee the loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. As of December 31, 2005, the Company owed $9.1 million under the loan agreement. The Company expects that the debt associated with this financing transaction will continue to trend downward and be extinguished in 2006, as 22 of 25 firm aircraft had been delivered by December 31, 2005.

With the KfW loan agreement and a commitment from Boeing Capital Corporation (“BCC”) to finance the Boeing 717 aircraft, the Company believes it has requisite financing for the remaining three firm aircraft deliveries under the Boeing 717 program. Although BCC is able to terminate its financing commitment if it deems the Company has experienced a material adverse change and the commitment is subject to other conditions, the Company does not anticipate that the financing commitment will be terminated or that the Company will be unable to meet the conditions.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of December 31, 2005, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Plan investment strategy is in Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. Funding requirements for the Qualified Plan in 2004 were $1.5 million, which was fully paid in 2005. Estimated 2005 plan year funding requirements for the Qualified Plan are $1.6 million, which will be paid in September 2006.

As discussed in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K, the Company issued promissory notes (“Basic Moratorium Notes”) to its lessors and lenders as part of its restructuring agreements in 2003. The aggregate principal amount of these notes was $7.5 million. Principal and interest on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. Payment began in July 2004 for a total of $3.6 million in principal payments as of December 31, 2005.

As a result of the 2003 restructuring of lease and debt agreements, the Company has significantly lowered its obligations compared to the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation of the Company was approximately $36.9 million as of December 31, 2005. These contingent liabilities are scheduled to expire in 2006.

Other Factors Affecting Liquidity

The Company has not paid federal income taxes in the last four years. As of December 31, 2005, the Company had a non-current deferred tax liability of $5.4 million and deferred tax assets aggregating $5.1 million. These amounts included $37.3 million related to net operating losses (“NOLs”) and a valuation allowance of $42.7 million. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records income tax benefits effective with the second quarter of 2004.

At December 31, 2005, the Company had estimated tax NOLs of $28.2 million for federal income tax purposes that will expire through 2023. The Company had also recorded estimated state NOLs of $9.2 million, as well as alternative minimum tax carryforward of $2.4 million. Due to the uncertainty of realizing the NOLs, the Company recorded a state valuation allowance of $9.2 million and a federal valuation allowance of $28.2 million in the year ended December 31, 2005.

Contractual Obligations

The following table of material debt and lease commitments at December 31, 2005 summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods set forth below (in thousands):

	Related Cash Outflows
Contractual Obligations	Total	2006	2007 and 2008	2009 and 2010	2011 and After
Long-Term Debt Obligations	$ 63,728	$ 6,481	$ 33,169	$ 3,780	$ 20,298
Operating Lease Obligations	1,038,496	69,258	131,934	125,463	711,841
Capital Lease Obligation	158	77	80	0	0
Other Long-Term Commitments	166,393	7,054	17,290	17,290	124,761
Total	$1,268,776	$82,870	$182,473	$146,553	$928,312

Note: Regarding the Company’s commitments to acquire Boeing 717 aircraft, the above table reflects, under “Other Long-Term Commitments,” the estimated lease payments the Company expects to pay after delivery of aircraft (which the Company has estimated based on assumptions regarding lease terms, interest rates and other factors), rather than reflecting the purchase price for the aircraft and the related obligation to make progress payments. Similarly, long-term debt in the above table does not include debt for progress payments related to the acquisition of Boeing 717 aircraft. The Company’s aircraft financing is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

2006 and Beyond

The competitive revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for 2006 and beyond. Absent factors outside the control of the Company such as terrorist attacks or heightened fear of terrorist attacks, substantial deterioration in the industry revenue environment and significant increases in fuel prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2006. Key cash flow items for 2006 and beyond include:

•

Anticipated total capital spending of approximately $7 million for 2006 and similar spending annually in 2007 and 2008, excluding aircraft acquisitions, which are expected to be leased. The Company expects most of the spending to be for spare parts for the Boeing 717 program and continued maintenance support of Midwest Airlines MD-80 fleet. Some of the capital spending will be funded using credit memos.

•

Estimated net interest income of $1.5 million in 2006.

•

Non-cash expenses arising primarily from depreciation contributing approximately $15.0 million to annual cash flow in 2006.

•

Estimated defined benefit pension plan contributions of approximately $1.6 million in 2006.

•

Payment of principal on the lender and lessor moratorium note for 2006 totaling approximately $2.7 million, ending with principal payments of $1.2 million in 2007.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the Company as of the fiscal year beginning after January 1, 2006 and applies to all awards granted, modified, cancelled or repurchased after the effective date as well as the unvested portion of prior awards. The effect of SFAS No. 123(R) is estimated at approximately $1.1 million for 2006. However, The Company’s actual share-based compensation expense in

2006 depends on a number of factors, including fair value of the awards at the time of the grant, number of new awards granted in 2006 and the fair value of the Company’s Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include commodity price risk (i.e. aircraft fuel prices) and interest rate risk. The Company’s operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company periodically manages the price risk of fuel primarily by purchasing fuel hedge collars that establish floor and ceiling prices. Those options are recorded at their fair market value, and the changes in fair market value are recorded in the consolidated statement of operations in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” For 2005, aircraft fuel and oil and associated taxes represented 30% of the Company’s total operating expenses. Based on the Company’s fiscal 2005 fuel consumption of approximately 96 million gallons, a one-cent change in the average annual price per gallon of aircraft fuel would increase the Company’s fuel expense by approximately $1.0 million. As of December 31, 2005, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2006. The collars for first quarter 2006 cover approximately 29.6% of the total estimated fuel consumption with an average floor price of $1.71 per gallon and average ceiling price of $1.85 per gallon, based on Gulf Coast Mean pricing, including into-plane costs, which have historically been approximately $0.20 per gallon. There are collars in place that cover 21.1%, 16.8% and 9.9% of the estimated fuel consumption for second, third and fourth quarters of 2006, respectively as of December 31, 2005. Average ceiling prices are $1.98, $2.01 and $2.02 per gallon and average floor prices are $1.83, $1.87 and $1.87 per gallon for the second, third and fourth quarter of 2006, respectively.

As of December 31, 2005, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003 and the Company believes that all debt appropriately reflects the current fair value at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Midwest Air Group, Inc.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Midwest Air Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Midwest Air Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2005	2004	2003

Operating revenues:
Passenger service	$459,652	$354,201	$327,947
Cargo	6,323	5,001	4,460
Other	57,014	56,044	51,541
Total operating revenues	522,989	415,246	383,948

Operating expenses:
Salaries, wages and benefits	147,010	142,747	140,114
Aircraft fuel and oil	178,079	108,391	81,120
Commissions	13,784	10,385	11,434
Dining services	9,622	7,470	8,047
Station rental, landing and other fees	46,282	39,375	36,463
Aircraft maintenance, materials and repairs	51,823	42,578	32,042
Depreciation and amortization	16,001	17,309	20,910
Aircraft rentals	51,468	40,323	32,621
Impairment loss	15,622	-	-
Other	58,466	51,920	51,661
Total operating expenses	588,157	460,498	414,412
Operating loss	(65,168)	(45,252)	(30,464)

Other (expense) income:
Interest income	3,723	1,874	1,002
Interest expense	(3,581)	(3,794)	(2,387)
Other, net	-	(13)	11,423
Total other (expense) income	142	(1,933)	10,038

Loss before income tax credit	(65,026)	(47,185)	(20,426)
Income tax credit	140	4,053	7,148

Net loss	$(64,886)	$(43,132)	$(13,278)

Loss per common share – basic:	$(3.71)	$(2.47)	$(0.85)
Loss per common share – diluted:	$(3.71)	$(2.47)	$(0.85)

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

MIDWEST AIR GROUP, INC.

AS OF DECEMBER 31, 2005 AND 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$99,000	$81,492
Accounts receivable, less allowance for
doubtful accounts of $58 in 2005 and $129 in 2004	5,276	4,555
Inventories	8,772	9,036
Prepaid expenses	11,485	10,468
Restricted cash	38,780	29,134
Deferred income taxes	5,072	7,324
Total current assets	168,385	142,009
Property and equipment, net	158,822	181,863
Aircraft purchase deposits and pre-delivery progress payments	12,540	21,621
Other assets, net	11,597	15,236
Total assets	$351,344	$360,729

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,730	$7,345
Current maturities of long-term debt	3,469	3,185
Air traffic liability	63,862	46,136
Unearned revenue	33,115	13,956
Accrued liabilities:
Vacation pay	4,783	6,940
Accrued fuel purchases	8,211	2,937
Other	37,443	31,038
Total current liabilities	163,613	111,537
Long-term debt	46,880	50,478
Long-term debt on pre-delivery progress payments	9,455	14,096
Deferred income taxes	5,352	7,977
Accrued pension and other postretirement benefits	22,041	19,523
Deferred frequent flyer partner revenue	7,103	6,960
Deferred revenue, credits & gains	60,277	50,698
Other noncurrent liabilities	19,367	18,081
Total liabilities	334,088	279,350

Commitments and contingencies (Notes 4 and 8)
Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
18,473,847 shares issued in 2005 and 18,178,398 shares issued in 2004	185	182
Additional paid-in capital	47,000	46,063
Treasury stock, at cost; 708,480 shares in 2005 and 707,576 shares in 2004	(15,584)	(15,580)
Retained earnings	(13,253)	51,633
Cumulative other comprehensive loss	(838)	(919)
Unearned compensation restricted stock	(254)	-
Total shareholders' equity	17,256	81,379
Total liabilities and shareholders' equity	$351,344	$360,729

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(DOLLARS IN THOUSANDS)

	2005	2004	2003
Operating activities:
Net loss	$(64,886)	$(43,132)	$(13,278)
Items not involving the use of cash:
Depreciation and amortization	16,001	17,309	20,910
Deferred income taxes	(373)	(4,044)	(10,483)
Impairment loss	15,622	-	-
Other, net	3,754	6,676	28,769

Changes in operating assets and liabilities:
Accounts receivable	(1,636)	(578)	6,180
Inventories	1,336	11	940
Prepaid expenses	(989)	(1,681)	1,364
Other assets	887	(1,917)	(239)
Accounts payable	5,385	2,463	(1,820)
Deferred frequent flyer partner revenue	125	(971)	(1,886)
Accrued liabilities	9,546	(3,604)	293
Unearned revenue	19,177	555	(8,737)
Accrued pension	2,002	4,128	2,527
Air traffic liability	17,726	6,377	1,059
Other non-current liabilities	2,729	7,841	1,724
Net cash (used in) provided by operating activities	26,406	(10,567)	27,323

Investing activities:
Capital expenditures	(8,210)	(5,153)	(12,846)
Aircraft purchase deposits and pre-delivery progress payments	(9,953)	(4,392)	(21,528)
Return of purchase deposits and pre-delivery progress payments	17,638	20,405	36,371
Proceeds from sale of property and equipment	2,031	848	2,078
Restricted cash	(9,646)	(3,078)	(10,989)
Other, net	100	1,181	(483)
Net cash provided by (used in) investing activities	(8,040)	9,811	(7,397)

Financing activities:
Proceeds from convertible debt issuance, net	-	-	23,536
Proceeds from pre-delivery progress borrowings	9,692	3,877	19,816
Proceeds from sale/leaseback transaction, net	-	-	10,063
Proceeds received from private equity placement, net	-	-	7,532
Payment of debt associated with progress payments	(14,066)	(16,948)	(30,208)
Payment on note payable	-	-	(5,500)
Other, net	3,516	7,052	1,604
Net cash (used in) provided by financing activities	(858)	(6,019)	26,843

Net (decrease) increase in cash and cash equivalents	17,508	(6,775)	46,769
Cash and cash equivalents, beginning of period	81,492	88,267	41,498
Cash and cash equivalents, end of period	$99,000	$81,492	$88,267

Supplemental non-cash activities:
Non-cash incentives	$7,663	$8,966	$28,699
Aircraft sale/leaseback	-	-	7,058
Moratorium note payable to lenders	-	-	7,283
Stock warrants to lenders	-	-	4,772

Supplemental cash flow information:
Cash paid (received) for:
Income taxes	$-	$5,021	$(9,042)
Interest	3,415	3,212	1,393

Supplemental schedule of investing activities:
Accrued capital expenditures	$1,022	$340	$745

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

					Cumulative	Unearned
	Common	Additional			Other	Compensation	Total
	Stock, $.01	Paid-In	Treasury	Retained	Comprehensive	Restricted	Stockholders'
	par value	Capital	Stock	Earnings	Income/(Loss)	Stock	Equity

Balances at December 31, 2002	$162	$32,177	($15,644)	$108,043	$389	$ -	$125,127
Comprehensive loss:
Net loss	-	-	-	(13,278)	-	-	(13,278)
Other comprehensive loss:
Fuel hedge	-	-	-	-	(389)	-
Additional minimum pension liability	-	-	-	-	(222)	-	(611)
Total comprehensive loss	-	-	-	-	-	-	(13,889)

Issuance of common stock upon exercise
of stock options and related tax benefits	-	4	-	-	-	-	4
Issuance of 965,318 stock options	-	756	-	-	-	-	756
Issuance of 1,571,467 stock warrants	-	4,772	-	-	-	-	4,772
Issuance of 1,882,353 shares of common
stock for private equity placement (net of
issuance costs of $468)	19	7,513	-	-	-	-	7,532
Other	-	(51)	66	-	-	-	15

Balances at December 31, 2003	181	45,171	(15,578)	94,765	(222)	-	124,317
Comprehensive loss:
Net loss	-	-	-	(43,132)	-	-	(43,132)
Other comprehensive loss:
Fuel hedge	-	-	-	-	(775)	-
Additional minimum pension liability	-	-	-	-	78	-	(697)
Total comprehensive loss	-	-	-	-	-	-	(43,829)

Issuance of common stock upon exercise
of stock options and related tax benefits	1	112	-	-	-	-	113
Issuance of 271,323 stock options	-	578	-	-	-	-	578
Issuance of 40,400 shares of common stock
for conversion of debt	-	202	-	-	-	-	202
Other	-	-	(2)	-	-	-	(2)

Balances at December 31, 2004	182	46,063	(15,580)	51,633	(919)	-	81,379
Comprehensive loss:
Net loss	-	-	-	(64,886)	-	-	(64,886)
Other comprehensive loss:
Fuel hedge	-	-	-	-	535	-
Additional minimum pension liability	-	-	-	-	(454)	-	81
Total comprehensive loss	-	-	-	-	-	-	(64,805)

Issuance of common stock upon exercise
of stock options	-	92	-	-	-	-	92
Issuance of 187,002 Restricted Shares	2	338				(254)	86
Issuance of 75,200 shares of common stock
for conversion of debt	1	375	-	-	-	-	376
Other	-	132	(4)	-	-	-	128

Balances at December 31, 2005	$185	$47,000	($15,584)	($13,253)	($838)	($254)	$17,256

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Midwest Air Group, Inc. has two separate operating entities, Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc., a wholly owned subsidiary of Midwest Airlines, doing business as Midwest Connect (“Midwest Connect”). Midwest Airlines, a wholly owned subsidiary of the Company, is a U.S. air carrier providing scheduled passenger service to destinations in the United States. Midwest Airlines also provides aircraft charter, air cargo and other airline services. Midwest Connect provides regional scheduled passenger service to cities primarily in the Midwest and to Toronto, Ontario.

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

The Company has reclassified the cash flows related to its restricted cash from Operating Activities to Investing Activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003. The net cash provided by operating activities increased by $3.1 million to ($10.6) million and net cash used by investing activities decreased by $3.1 million to $9.8 million for the year ended December 31, 2004. The net cash provided by operating activities increased by $11.0 million to $27.3 million and net cash used by investing activities decreased by $11.0 million to ($7.4) million for the year ended December 31, 2003.

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

The depreciable lives for the principal asset categories are as follows:

Asset Category	Depreciable Life
Aircraft and related equipment	10 to 20 years
Other equipment	3 to 8 years
Office furniture and equipment	5 to 20 years
Building	40 years
Leasehold improvements	Lesser of 20 years or remaining life of building or lease

Restricted Cash

Restricted cash pertains primarily to cash that is due the Company for advance credit card ticket purchases, which under the terms of the agreement with the credit card processor is held by the credit card processor until travel takes place; this restricted cash earns a market rate of interest and is held primarily at one financial institution. Other restricted cash pertains to deposits related to, among other things, workers’ compensation policies and the bond-financed maintenance facilities.

Other Assets

Other assets consist primarily of airport leasehold rights, capitalized software, and credit memos from aircraft suppliers associated with the delivery of each Boeing 717 aircraft.

Impairment of Long-Lived Assets

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The amount of any impairment is based on the fair value of the related asset.

During third quarter 2005, the Company decided to retire two MD-81 aircraft from the Midwest Airlines fleet. In connection with this decision, the Company performed evaluations to determine whether probability-weighted future cash flows from an asset (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment. Consequently, in third quarter 2005 the cost bases of these assets were reduced to reflect the fair value at the date of the decision, resulting in a $15.6 million (pre-tax) impairment loss, and the remaining depreciable lives of such assets were adjusted for the anticipated retirement schedule. In determining the fair value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

Revenue Recognition

Passenger revenue, related commissions and cargo revenues are recognized in the period the service is provided. The estimated liability for sold, but unused, tickets is included in current liabilities as air traffic liability. After 13 months, any sold, but unused, tickets are recognized in revenue and any related commission expense is recorded. The amount of commissions associated with unearned revenue is included in current assets as prepaid commissions. A portion of the revenue from the sale of frequent flyer miles is deferred and recognized straight-line over 32 months. Contract maintenance revenue is recognized when work is completed and invoiced.

Advertising Expense

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $7.2 million, $6.5 million and $5.7 million, respectively.

Concentrations of Risk

Certain of the Company’s employees are covered under various collective bargaining agreements. The Midwest Airlines pilot, Midwest Connect pilot and Midwest Airlines flight attendant groups all ratified five-year contracts in August 2003. These contracts represent 10%, 7% and 12%, respectively, of the Company’s employees at December 31, 2005. The Company operates approximately 87% of its flights and its passenger revenue based on Milwaukee-originating or Milwaukee-arriving flights; thus, the Company is impacted by the economy of the Milwaukee area.

Fair Value of Financial Instruments

The Company believes the carrying value of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate. The carrying value of derivative instruments has been marked to market based on the fair value of similar instruments as of the balance sheet date. As of December 31, 2005, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003, and the Company believes that all debt appropriately reflects the current fair value at December 31, 2005.

Maintenance and Repair Costs

Routine maintenance and repair costs for owned and leased aircraft are charged to expense when incurred. The Company expenses airframe maintenance costs as they are incurred.

Substantially all Midwest Airlines and Midwest Connect engines are under fleet hour agreements, and engine maintenance is primarily expensed straight line over the term of the contract. The fleet hour agreements may have occurrence limits that, if exceeded, will cause additional expense to be incurred.

Frequent Flyer Program

The Company defers 66% of the revenue from the sale of frequent flyer mileage credits and realizes the revenue straight-line over 32 months. The remainder of the revenue is recognized immediately as it represents the promotional value of the Midwest brand.  The Company believes the method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company’s frequent flyer program is accrued based on an estimated redemption of 94% applied to actual mileage recorded in members’ accounts to calculate the award level. To estimate incremental costs, the Company includes the additional costs related to transportation of passengers, over and above costs to transport vacant seats, such as fuel, meals, insurance and ticketing, as well as the cost of partner programs. A change to these cost estimates and the estimated redemption percentage could have a significant impact on the Company’s liability in the period the change is made, as well as in future periods. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2005.

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

Derivative Instruments and Hedging Activities

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The value of any options is determined using estimates of fair market value provided by major financial institutions. All changes in the fair value of the derivative instruments that are considered effective under FAS 133 are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset to, or increment of, fuel expense.

The Company periodically utilizes collar structures or options to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company’s financial risk management policy. This policy was adopted by the Company to document the Company’s philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The collars establish ceiling and floor prices for anticipated jet fuel purchases and serve as hedges of those purchases. At December 31, 2005, the Company recorded $0.2 million as a liability for future fuel prices that may fall outside of the collar based on anticipated cash flows from the fuel hedge collars. This amount will be reclassed to the income statement over the life of the collars.

Stock Options

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” The Company has elected to continue to follow the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” and its related interpretations; accordingly, no compensation cost has been reflected for the 1995 Stock Option Plan in the consolidated financial statements. Compensation expense was recognized for the difference between the market value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan and for restricted stock issued under the 2005 Equity Incentive Plan.

Had compensation costs for the Company’s stock option plan been determined based on their fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been greater, as indicated in the pro forma amounts below (in thousands, except per share amounts):

	2005	2004	2003
Net loss:
As reported	$(64,886)	$(43,132)	$(13,278)
Add: Total stock-based employee
compensation expense recognized,
net of related tax effect	219	592	492
Deduct: Total stock-based employee compensation expense determined under fair value based methods, net of related tax effect	(1,345)	(1,916)	(2,679)
Pro forma net loss	$(66,012)	$(44,456)	$(15,465)

Net loss per share – basic:
As reported Pro forma	$ (3.71) $ (3.77)	$ (2.47) $ (2.55)	$ (0.85) $ (0.98)
Net loss per share – diluted:
As reported Pro forma	$ (3.71) $ (3.77)	$ (2.47) $ (2.55)	$ (0.85) $ (0.98)

For purposes of these disclosures, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	53.5%	53.4%	55.3%
Risk-free interest rate	4.2%	3.6%	3.8%
Forfeiture rate	1.1%	1.5%	1.5%
Dividend rate	0.0%	0.0%	0.0%
Expected life in years	7.8	7.5	7.8

Based on these assumptions, the weighted average fair value of options granted in each of the last three years where the exercise price was equal to the fair market value of the stock on the grant date is: $1.52 in 2005, $2.56 in 2004 and $2.11 in 2003.

Based on these assumptions, the weighted average fair value of options granted in each of the last three years where the exercise price was less than the fair market value of the stock on the grant date is: $1.74 in 2004 and $2.89 in 2003.

Based on these assumptions, the weighted average fair value of options granted where the exercise price was higher than the fair market value of the stock on the grant date is: $1.49 in 2005.

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

New Accounting Pronouncements

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) requires compensation cost related to share-based payment transactions, including stock options and restricted stock, to be recognized in the financial statements. Compensation cost will be measured based on grant-date fair value of the instruments issued using an option pricing model and will be recognized over the service period. The Company is required to implement SFAS 123(R) for calendar year 2006. SFAS 123(R) will apply to all awards granted after the implementation date and to previously granted awards unvested as of the implementation date. The effect of adoption of SFAS 123(R) is currently estimated at approximately $1.1 million ($0.06 per share) after-tax for 2006. However, the Company’s actual share-based compensation expense in 2006 depends on a number of factors, including fair value of awards at the time of grant, number of new awards granted in 2006 and the fair value of the Company’s Common Stock.

NOTE 2. PROPERTY AND EQUIPMENT

As of December 31, 2005 and 2004, property and equipment consisted of the following (in thousands):

	2005	2004
Flight equipment	$ 204,830	$ 221,310
Other equipment	16,225	15,556
Buildings and improvements	14,404	13,125
Office furniture and equipment	21,795	20,218
Construction in progress	1,793	1,701
	259,047	271,910
Less accumulated depreciation	(100,225)	(90,047)
Property and equipment, net	$ 158,822	$ 181,863

The Company has recorded capitalized interest of $0.3 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.

NOTE 3. LEASES

The Company leases aircraft, terminal space, office space and maintenance facility. Future minimum lease payments required under operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005 were as follows (in thousands):

Year ended December 31,
2006	69,258
2007	66,673
2008	65,261
2009	63,243
2010	62,220
2011 and thereafter	711,841

As of December 31, 2005, Midwest Airlines had 27 jet aircraft in service financed by operating leases. These leases have expiration dates ranging from 2007 through 2025 and generally can be renewed, based on the fair market value at the end of the lease term, for one to four years. Most of the leases include purchase options at or near the end of the lease term at fair market value.

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. As of December 31, 2005, the amount of unused credit memos totaled $1.1 million and is recorded as Other Assets. Midwest Airlines will receive additional credit memos on the delivery of each subsequent Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the leases.

As of December 31, 2005, Midwest Connect’s 11 turboprop aircraft were financed under operating leases with an initial lease term of 12 years and expiration dates of 2008 and 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value. A lessor of five of the aircraft sold its interest to another party in December 2004. The terms associated with the new leases were substantially the same as the original leases, except that the new agreement required a deposit of $2.3 million, which is classified as a security deposit in other assets on the balance sheet. This deposit is fully refundable at the end of the lease if the Company meets its obligations or when the aircraft is sold. In November 2005, one of the five aircraft was sold, resulting in the return of $0.5 million of deposit, bringing the balance to $1.8 million at December 31, 2005.

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

Rent expense for all operating leases, excluding landing fees, was $69.4 million, $58.5 million and $47.9 million for 2005, 2004 and 2003, respectively.

NOTE 4. FINANCING AGREEMENTS

Credit Card Holdback

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). As of December 31, 2005, the retained cash amount was 90% of the credit card processor’s risk exposure, or approximately $33.5 million. The retained cash percentage can increase or decrease at the discretion of the processor.

The Company also has agreements with American Express, Diners Club and Discover. Of these credit card processors, only American Express had retained cash related to credit card processing, totaling $1.0 million. If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of the risk exposure of all the processors (other than amounts under holdback) as of December 31, 2005 was approximately $21.5 million.

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

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines entered into the loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. The loan agreement provides up to $45.0 million in pre-delivery progress payment financing. As of December 31, 2005, Midwest Airlines owed $9.1 million under the loan agreement. Under a financing commitment between Midwest Airlines and Boeing Capital Corporation (“BCC”), at each aircraft delivery BCC acquires and pays for the aircraft delivered, including interest accrued on the debt owed KfW, and then leases the aircraft to Midwest Airlines. At that time, BCC reimburses Midwest Airlines in full for the pre-delivery progress payments Midwest Airlines has made. To the extent Midwest Airlines originally funded such payments through KfW, Midwest

Airlines uses the amounts reimbursed to repay the related debt to KfW. To the extent Midwest Airlines originally funded such payments with operating cash, the amounts reimbursed represent available cash. The loan balance above reflects the net effect of pre-delivery progress payments and delivery reimbursements as of December 31, 2005. Interest accrues from the date of borrowing to the aircraft delivery date, and is included in the final purchase price as capitalized interest. The interest rate on borrowings under the agreement is LIBOR plus 195 basis points. This debt has been classified as long-term in the accompanying condensed consolidated balance sheet. There are no financial covenants associated with this debt obligation.

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

In connection with the final restructuring agreements with the aircraft lessors and lenders in 2003, the Company’s subsidiaries delivered subordinated promissory notes (“Basic Moratorium Notes”) to the lessors and lenders. Each of the Basic Moratorium Notes was delivered pursuant to an agreement to amend the existing lease or financing agreements. Each of the Basic Moratorium Notes constitutes payment in full for regularly scheduled amounts due under such lease and financing agreements that Midwest Airlines or Midwest Connect failed to pay to the lessor(s) or lender(s) during the Company’s payment moratorium from February 28, 2003 through August 30, 2003. The principal amount of the Basic Moratorium Notes at December 31, 2005 is $4.0 million. Principal and interest (fixed at 10%) on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments, which began in July 2004.

Headquarters

In August 1997, the Company purchased its headquarters building, which it had previously leased. As part of the transaction, the Company assumed $3.5 million of long-term debt. The mortgage had an interest rate of 8.25% and was payable in monthly installments through April 2011. In November 2003, the Company completed a sale and leaseback of the headquarters buildings. The initial lease term is 15 years with options to renew the lease for four successive five-year periods at fair market value lease rates. Monthly payments increase by approximately 5.6% for years 6-10 and another 7.0% for years 11-15; however, the payments are recorded on the straight-line basis over the life of the lease. A portion of the proceeds of the sale-leaseback was used to pay off the outstanding mortgage.

Convertible Debt

On September 29, 2003, the Company entered into agreements under which it raised financing of approximately $33 million (net proceeds approximated $31.1 million, after commissions and expenses). The financing included two components: the sale of $25 million in convertible senior secured notes and the sale of 1,882,353 shares of the Company’s Common Stock having an aggregate purchase price of approximately $8 million. The equity transaction is discussed more fully in Note 6. Most of the Company’s unencumbered assets – including aircraft, spare parts and landing slots – were pledged as security to the convertible note holders. The Company sold the convertible senior secured notes and the Common Stock in private placements to certain qualified institutional investors and accredited investors.

The convertible senior secured notes bear interest at 6.75% and mature on October 1, 2008. The notes are secured by certain assets of the Company and its subsidiaries in accordance with a Security Agreement and by a mortgage granted by Midwest Connect. During 2005, approximately $0.4 million of the debt was converted to stock at the option of the note holder. The notes are generally convertible at any time at the option of the note holders into shares of Common Stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. The note holders may not convert any portion of the outstanding and unpaid principal of the notes to the extent that, after giving effect to such conversion, the note holder (together with such note holder’s affiliates) would beneficially own in excess of 4.99% or 9.99%, as the case may be for the respective note holder, of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. A note holder may waive the 4.99% limitation with such waiver being effective on the 61st calendar day after the Company receives notice of the waiver.

The terms of the agreements relating to the convertible senior secured notes specify that the Company is subject to certain operating restrictions that, among other things, limit the Company’s ability to sell assets and make loans. In addition, the Company may not, except as required under certain contracts, plans or arrangements, redeem, declare or pay any cash dividends or distributions on Common Stock without the consent of the note holders. The agreements require the Company to maintain a minimum monthly unrestricted cash balance of $37.5 million. In addition, the agreements also specify customary events of default for debt securities of this type, including, among others, failure to make payments when due, breaches of covenant, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and insolvency defaults, and unsatisfied judgment defaults. If the Company breaches a covenant, some or all of the convertible notes may be subject to redemption.

Future maturities of long-term debt on all debt obligations, including the Basic Moratorium Note, related to the 328JET aircraft and the convertible notes for the next five years are as follows (in thousands):

Year ended December 31,
2006	$ 3,432
2007	2,007
2008	25,215
2009	838
2010	884
2011 and thereafter	17,936

NOTE 5. NET LOSS PER SHARE

Reconciliations of the numerator and denominator of the basic and diluted net loss per share computations are summarized as follows (in thousands, except per share amounts):

	2005	2004	2003
Net Loss Per Share – Basic:
Net loss (numerator)	$(64,886)	$(43,132)	$(13,278)

Weighted average shares outstanding (denominator)	17,508	17,431	15,702

Net loss per share – basic	$ (3.71)	$ (2.47)	$ (0.85)

Net Loss Per Share – Diluted:
Net loss (numerator)	$(64,886)	$(43,132)	$(13,278)

Weighted average shares outstanding (denominator)	17,508	17,431	15,702

Effect of dilutive securities:
Stock options (1)	-	-	-
Warrants (2)	-	-	-
Convertible debt (2)	-	-	-
Shares issuable under the Stock Plans for Outside Directors (3)	-	-	-
Weighted average shares outstanding assuming dilution (denominator)	17,508	17,431	15,702

Net loss per share – diluted	$ (3.71)	$ (2.47)	$ (0.85)

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 3,041, 1,866 and 1,689 shares of the Company’s stock for 2005, 2004 and 2003, were excluded from the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the Common Stock for the respective periods and the effect on earnings per share would be anti-dilutive.

(2)

Warrants and convertible senior secured notes issued by the Company were excluded from the calculation for 2005, 2004 and 2003, as their effect was anti-dilutive. These represent 1,571,467 and 4,884,400 shares of the Company’s Common Stock at exercise prices of $4.72 and $5.00 respectively.

(3)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 64,44 and 22 were excluded from the calculations for 2005, 2004 and 2003, respectively, as their effect was anti-dilutive.

NOTE 6. SHAREHOLDERS’ EQUITY

During fourth quarter 2003, the Company generated gross proceeds of $8.0 million through the private placement of 1,883,353 shares of the Company’s Common Stock to qualified institutional investors at $4.25 per share. Net proceeds, after commissions and expenses, of $7.5 million were used to reduce indebtedness and provide general working capital.

The Company was party to a rights agreement that expired by its terms on February 13, 2006. On February 15, 2006, the Board of Directors adopted a new rights agreement and declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s Common Stock that was distributed to each shareholder of record of the Company’s Common Stock on February 16, 2006. The Rights are exercisable only if a person or entity acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Each Right initially entitles its holder to purchase one one-hundredth of a share of the Company's Series A Preferred Stock at an exercise price of $21.00, subject to adjustment. If a person or entity acquires 15% or more of the Company’s Common Stock, then each Right will entitle the holder to purchase, at the Right’s then-current exercise price, Company Common Stock valued at twice the exercise price. The Board of Directors is also authorized to reduce the 15% threshold to not less than 10%. The Rights expire in 2016.

In connection with the final restructuring agreements with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s Common Stock at an exercise price per share of $4.72. The weighted average fair value of the warrants at the grant date was $2.89. The warrants expire in August 2013. None of the warrants had been exercised as of December 31, 2005. The assumptions used to calculate the fair value of the warrants were comparable to the weighted average assumptions used to calculate the fair value of options issued under the Company’s stock option plans under SFAS No 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 2,548,900 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants at December 31, 2005 due to the expiration of the plan. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which 5,707 shares were available for future grants as of December 31, 2005. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first year and the remaining 33⅓% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant restricted stock and options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 813,235 shares are available for future grants at December 31, 2005. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant; and the remaining 33⅓% upon the third anniversary of the date of grant unless otherwise determined, and have a maximum term of 10 years.

Transactions with respect to the Plans where the exercise price was equal to the market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2002	1,737,031	20.80
Granted	336,700	3.38
Forfeited	(62,459)	16.47
Options outstanding at December 31, 2003	2,011,272	18.02
Granted	349,400	4.15
Forfeited	(130,408)	16.45
Options outstanding at December 31, 2004	2,230,264	15.94
Granted	185,563	2.70
Exercised	(15,600)	3.36
Forfeited	(420,710)	13.67
Options outstanding at December 31, 2005	1,979,517	15.32

Transactions with respect to the Plans where the exercise price was less than the market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2002	-	-
Granted	965,318	2.89
Exercised	(2,075)	2.89
Forfeited	(5,420)	2.89
Options outstanding at December 31, 2003	957,823	2.89
Granted	272,664	2.89
Exercised	(18,123)	2.89
Forfeited	(86,414)	2.89
Options outstanding at December 31, 2004	1,125,950	2.89
Exercised	(1,680)	2.89
Forfeited	(141,393)	2.89
Options outstanding at December 31, 2005	982,877	2.89

Transactions with respect to the Plans where the exercise price was greater than market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2004	-	-
Granted	331,557	2.89
Exercised	(856)	2.89
Forfeited	(554)	2.89
Options outstanding at December 31, 2005	330,147	2.89

Options exercisable with their weighted average exercise price as of December 31, 2005, 2004 and 2003 for options where the exercise price was equal to the market price on the date of grant were: 1,538,254 options at $18.68, 1,595,145 options at $19.64 and 1,309,985 options at $21.58, respectively.

Options exercisable with their weighted average exercise price as of December 31, 2005, 2004 and 2003 for options where the exercise price was less than the market price on the date of grant were: 982,877 options at $2.89, 924,748 options at $2.89 and 491,364 options at $2.89, respectively.

Options exercisable with their weighted average exercise price as of December 31, 2005 for options where the exercise price was higher than the market price on the date of grant were 330,147 options at $2.89.

The following table summarizes information concerning options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
$0.00-$4.99	2,029,337	8.5 years	$ 3.14	1,588,434
$5.00-$9.99	6,900	6.9 years	5.48	6,540
$10.00-$14.99	55,700	3.2 years	14.22	55,700
$15.00-$19.99	670,604	4.6 years	17.88	670,604
$20.00-$24.99	169,000	4.1 years	24.49	169,000
$25.00-$29.99	183,450	3.2 years	29.14	183,450
$30.00-$34.99	177,550	2.2 years	30.53	177,550
Options outstanding at December 31, 2005	3,292,541	6.6 years	$10.37	2,851,278

NOTE 7. INCOME TAXES

The income tax credit for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Current (credit) provision:
Federal	$ -	$ -	$ 3,335
State	-	-	-
	-	-	3,335
Deferred (credit) provision:
Federal	-	(3,824)	(10,273)
State	(140)	(229)	(210)
	(140)	(4,053)	(10,483)
Income tax credit	$ (140)	$ (4,053)	$ (7,148)

A reconciliation of income taxes at the U.S. federal statutory tax rate to the effective tax rate follows:

	2005	2004	2003
Credit at statutory U.S. tax rates	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(0.2)	(2.0)	(2.0)
Valuation allowance	35.0	28.4	2.0
Income tax (credit)	(0.2)%	(8.6)%	(35.0)%

Deferred tax assets and liabilities resulting from temporary differences comprise the following at December 31 (in thousands):

	2005	2004
Current deferred income tax assets (liabilities) attributable to:
Frequent flyer	$ 1,925	$ 2,749
Accrued liabilities	2,429	5,031
Maintenance expense liability	1,109	-
Other	(391)	(456)
Net current deferred tax assets	$ 5,072	$ 7,324

Noncurrent deferred income tax (liabilities) assets attributable to:
Excess book basis over tax basis of property	$ (37,501)	$ (42,595)
Maintenance expense liability	4,163	786
Frequent flyer	2,016	449
Pension liability	7,140	4,521
Deferred revenue – new aircraft program	19,038	8,694
Federal net operating losses	28,157	26,040
State net operating losses	9,191	9,200
AMT carryforwards	2,370	2,370
Valuation allowance	(42,731)	(21,579)
Other	2,805	4,137
Net noncurrent deferred tax liabilities	$ (5,352)	$ (7,977)

As of December 31, 2005, the Company has tax-effected state net operating losses of approximately $9.2 million, which began to expire in 2005. The Company has recorded a valuation allowance on the state net operating losses of $9.2 million as of December 31, 2005. The Company has recorded tax-effected federal net operating losses of $28.2 million, which will begin to expire in 2023. The Company has recorded a valuation allowance on the federal net operating losses of $28.2 million as of December 31, 2005. Beginning with the second quarter of 2004, the Company no longer records income tax benefit on losses due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities.

In connection with the Company’s initial public offering in 1995 (the “Offering”), the Company, Midwest, Midwest Connect and Kimberly-Clark entered into a Tax Allocation and Separation Agreement (“Tax Agreement”). Pursuant to the Tax Agreement, the Company is treated for tax purposes as if it purchased all of Midwest’s assets at the time of the Offering, and as a result, the tax bases of Midwest’s assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. This additional basis is expected to result in increased income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company will pay to Kimberly-Clark 90% of the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit), as realized on a quarterly basis, calculated by comparing the Company’s actual taxes to the taxes that it would have owed had the increase in basis not occurred. In the event of certain business combinations or other acquisitions involving the Company, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits or carryovers of businesses other than those historically conducted by Midwest or the Company. Except for the 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax bases of Midwest’s assets. There have been no tax related payments to Kimberly-Clark in 2005, 2004 or 2003.

NOTE 8. COMMITMENTS AND CONTINGENCIES

In February 1997, Midwest Airlines agreed to pay $9.25 million over 15 years for the naming rights to the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee that opened in July 1998. As of December 31, 2005, the Company had remaining cash payments of $3.9 million on this commitment.

As a result of the restructuring of lease and debt agreements described in Note 4, the Company has significantly reduced its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. The amount of such contingent obligation of the Company was approximately $36.9 million as of December 31, 2005. These contingent liabilities are scheduled to expire in 2006.

The Company received a prepayment from a frequent flyer program partner. The prepayment program includes financial covenants that if violated could allow for termination of the program and repayment of any unearned portion of the prepayment. The prepayment is expected to be fully earned in 2006.

The Company is party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company’s consolidated financial statements. The more significant legal proceedings are discussed below.

On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $2.0 million annually. However, the Company estimates savings could be as high as $7.0 million annually by 2010. The State of Wisconsin has appealed the ruling. The Company has intervened in the case and joined in the appeal. The case was argued in the Wisconsin Supreme Court on December 13, 2005 and a decision is expected by the end of the second quarter of 2006. The Company believes the appeal will be successful and has not recorded any reserve with respect to this matter, though there can be no assurance that the appeal will succeed.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the income statement as an offset of fuel expense. The Company reclassified ($0.3) million and $1.1 million to the income statement in 2004 and 2003, respectively, as an offset to fuel expense when the fuel hedges expired.

During 2005, the Company continued hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of December 31, 2005, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2006. The collars for first quarter 2006 cover approximately 29.6% of the total estimated fuel consumption with an average floor price of $1.71 per gallon and average ceiling price of $1.85 per gallon, based on Gulf Coast Mean pricing, including into-plane costs, which have historically been approximately $0.20 per gallon. There are collars in place that cover 21.1%, 16.8% and 9.9% of the estimated fuel consumption for second, third and fourth quarters of 2006, respectively as of December 31, 2005. Average ceiling prices are set at $1.98, $2.01 and $2.02 per gallon and average floor prices are set at $1.83, $1.87 and $1.87 per gallon for the second, third and fourth quarters of 2006, respectively. The Company anticipates continuing to hedge future fuel purchases as circumstances and market conditions allow. In 2005, the Company realized $5.1 million of income as a result of the price of jet fuel falling above the ceiling price of the collar. As of December 31, 2005, the Company recorded $0.2 million in current other accrued liabilities as a potential liability for future fuel prices that may fall outside of the collar based on the anticipated cash flows from the fuel hedge collars.

NOTE 10. RETIREMENT AND BENEFIT PLANS

Qualified Defined Benefit Plan

In 2005 and 2004, Midwest Airlines had one qualified defined benefit plan: the Pilot’s Supplemental Pension Plan. This plan provides retirement benefits to Midwest Airlines pilots covered by their collective bargaining agreement.

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

The Company uses a December 31 measurement date for purposes of calculations of plan assets and obligations and all other related measurements.

The following table sets forth the funded status of the plans as of December 31 (in thousands):

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2005	2004	2005	2004
Change in Benefit Obligation
Net benefit obligation at beginning of year	$20,770	$17,743	$1,332	$1,060
Service cost	1,355	1,167	3	4
Interest cost	1,132	986	73	66
Actuarial (gain) loss	(917)	915	361	202
Gross benefits paid	(78)	(41)	-	-
Net benefit obligation at end of year	$22,262	$20,770	$1,769	$1,332

Change in Plan Assets
Fair value of assets at beginning of year	$ 4,077	$ 3,383	$ -	$ -
Actual return on plan assets	97	299	-	-
Employer contributions	1,472	436	-	-
Gross benefits paid	(78)	(41)	-	-
Fair value of plan assets at end of year	$ 5,568	$ 4,077	$ -	$ -

Funded status at end of year	$ (16,694)	$(16,693)	$ (1,769)	$ (1,332)
Unrecognized net actuarial loss	8,317	9,312	658	313
Unrecognized prior service cost	2,679	2,989	80	89
Accrued benefit liability	$ (5,698)	$ (4,392)	$ (1,031)	$ (930)

Weighted-average assumptions
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Rate of compensation increase	6.30%	6.30%	6.30%	6.30%

Amounts recognized in the balance sheet consist of:

	Midwest Qualified Defined Benefit Plans		Midwest Nonqualified Defined Benefit Plans
	2005	2004	2005	2004
Amounts recognized in the balance sheet
Accrued benefit liability	$(5,698)	$(4,392)	$(1,031)	$(930)
Additional minimum liability	-	-	(738)	(144)
Intangible asset	-	-	62	-
Accumulated other comprehensive income	-	-	676	144
Net amount recognized at end of year	$(5,698)	$(4,392)	$(1,031)	$(930)

The accumulated benefit obligation for all defined benefit pension plans was $8.6 million and $7.4 million at December 31, 2005 and 2004, respectively.

	December 31
	2005	2004
Projected benefit obligation	$24,031	$22,102
Accumulated benefit obligation	8,582	7,386
Fair value of plan assets	5,568	4,077

The net periodic benefit cost of defined benefit pension plans for the years ending December 31, 2005, 2004 and 2003, respectively, includes the following (in thousands):

	Midwest Qualified Defined Benefit Plans			Midwest Nonqualified Defined Benefit Plans
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$ 1,355	$ 1,167	$ 924	$ 3	$ 4	$ 2
Interest cost	1,132	986	838	73	66	60
Expected return on assets	(372)	(319)	(233)	-	-	-
Amortization of:
Prior service cost	310	310	310	9	9	9
Actuarial loss (gain)	353	329	199	16	7	(5)
Total net periodic benefit cost	$2,778	$2,473	$2,038	$ 101	$ 86	$66

Assumptions for the above table include a discount rate of 5.75%, 6.00%, and 6.75% for 2005, 2004 and 2003, respectively. The rate of compensation increase for all qualified defined benefit plans was 6.30%, 6.30% and 5.44% for 2005, 2004 and 2003, respectively. The rate of compensation increase for all nonqualified defined benefit plans was 6.30%, 6.30% and 4.38% for 2005, 2004 and 2003, respectively. The expected return on plan assets for all defined benefit plans was 8.00%, 8.00% and 9.00% for 2005, 2004 and 2003.

The Company offers severance arrangements to certain Midwest Airlines pilots. The liability under this plan at December 31, 2005 was $5.6 million.

Postretirement Health Care and Life Insurance Benefits

Midwest Airlines allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally non-contributory for current retirees and are contributory for most future retirees.

The following table sets forth the status of the plans as of December 31, 2005 and 2004 respectively (in thousands):

	2005	2004
Change in Benefit Obligation
Net benefit obligation at beginning of year	$11,414	$10,777
Service cost	461	801
Interest cost	377	590
Plan amendments	(7,067)	-
Actuarial (gain) loss	(252)	484
Curtailments	(376)	(1,186)
Gross benefits paid	(63)	(52)
Net benefit obligation at end of year	$4,494	$11,414

Change in Plan Assets
Fair value of assets at beginning of year	$ -	$ -
Employer contributions	63	52
Gross benefits paid	(63)	(52)
Fair value of plan assets at end of year	$ -	$ -

Funded status at end of year	$(4,494)	$(11,414)
Unrecognized net actuarial loss	2,422	3,197
Unrecognized prior service credit	(6,694)	(339)
Accrued benefit liability recognized at end of year	$ (8,766)	$ (8,556)

Weighted-average assumptions
Discount rate	5.75%	5.75%
Rate of compensation increase	4.57%	4.57%

The net periodic benefit cost of postretirement health care and life insurance benefits for the years ending December 31, 2005, 2004 and 2003, respectively includes the following (in thousands):

	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$ 461	$ 801	$ 750
Interest cost	377	590	561
Amortization of:
Prior service costs	(379)	(24)	(30)
Actuarial loss	148	83	81
Net periodic benefit cost	$607	$1,450	$1,363

FAS 88 Charges:
Curtailment charge (credit)	(333)	(98)	-
Total net periodic benefit cost	$274	$1,352	$1,363

Assumptions for the above table include a discount rate of 5.75%, 6.00% and 6.75% for 2005, 2004 and 2003, respectively. The rate of compensation increase was 4.73%, 4.57% and 4.38% for 2005, 2004 and 2003, respectively. Since these benefits are not pre-funded, there is no expected return on plan assets. A 9.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease 1% per year to 5.00% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the financial statements.

The preset limit on the Company’s 2005 annual payment toward retiree healthcare was reached; retirees paid all costs above this preset cap.

Midwest Airlines continues to sponsor group health care coverage to its retirees; however, the Company reduced the amount it subsidizes effective March 31, 2005. For employees retiring after June 1, 2005, the Company will not subsidize the cost of health care coverage between the ages of 55 and 60. The Company will also not subsidize the cost of retiree health care coverage after age 65. Retiree life insurance benefits were also eliminated. For employees retired prior to June 1, 2005, the Company will continue to subsidize part of the cost of pre-65 coverage. Beginning January 1, 2006, Midwest Airlines no longer subsidizes the cost for post-65 health care coverage for any of its retirees.

Changes in the postretirement health and life insurance benefits during 2005 reduced the Company’s accumulated postretirement obligation under FAS 106 by $7.0 million and its annual expense by $1.5 million.

Midwest Airlines is not eligible for the Federal Subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Plan Assets

The fair value of plan assets for these plans was $5.6 million and $4.1 million at December 31, 2005 and 2004, respectively. The expected long-term rate of return on these plan assets was 8.00% in 2005 and 2004.  On a go-forward basis, the expected rate of return will be 8.00%.

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

The asset allocation for the Company’s U.S. pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, follows:

Asset Category	Target Allocation for 2006	Percentage of Plan Assets at Year End
		2005	2004
Equity securities	75%	74%	70%
Fixed income	25%	25%	29%
Cash and cash equivalents	0%	1%	1%
Other	0%	0%	0%
Total	100%	100%	100%

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

•

The return of a balanced market index comprised of 75% S&P 500 Stock Index and 25% Lehman Brothers Intermediate Government/Credit Bond Index.

The investment goals above are the objectives of the aggregate Plan and are not meant to be imposed on each investment account (if more than one account is used). The goal of each investment manager, over the investment horizon, shall be to:

•

Meet or exceed the market index, or blended market index, selected and agreed upon by the Plan Fiduciary Committee that most closely corresponds to the style of investment management.

•

Display an overall level of risk in the portfolio that is consistent with the risk associated with the benchmark specified above. Risk will be measured by the standard deviation of quarterly returns.

Specific investment goals and constraints for each investment manager are incorporated as part of the investment policy.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans follows:

Employer Contributions (in thousands)	Pension Benefits	Other Benefits
2006 (expected) to plan trusts	1,644	-
2006 (expected) to plan participants	-	63

Expected future benefit payments for the next five years are as follows (in thousands):

	Pension Benefits	Other Benefits
Year ended December 31,
2006	$ 99	$ 63
2007	179	66
2008	239	75
2009	294	96
2010	332	134
2011-2015	3,011	1,652

Qualified Defined Contribution Plans

Midwest Airlines makes monthly contributions to substantially all employees’ accounts under the Retirement Account Plan. Company contributions vary based on the age of the employee and their earnings. In addition, under the Retirement Account Plan, some employees who were participants in the terminated Midwest Airlines Pension Plan on March 31, 2000, may receive additional transition benefits each year.

Company contributions under the Retirement Account Plan are limited to the extent required by tax provisions. To the extent contributions to the Retirement Account Plan are limited under tax law, any excess will be paid pursuant to supplemental retirement arrangements. The amounts expensed and reflected in the accompanying consolidated statements of operations were $4.1 million, $4.0 million and $3.8 million, in 2005, 2004 and 2003, respectively.

The Company has two voluntary defined contribution investment plans covering substantially all employees. Under these plans, the Company matches a portion of an employee’s contributions if certain thresholds are met. Amounts expensed and reflected in the accompanying consolidated statements of operations were $0.2 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively. Effective October 1, 2001, Midwest Airlines temporarily suspended matching contributions to its 401(k) program following the events of September 11. In 2002, Midwest Airlines reinstated matching contributions using a targeted profitability measure. Midwest Connect matches 25% of employee contributions up to 10% of an employee’s salary. In addition, Midwest Connect will increase matching contributions above that level if targeted profitability measures are met.

Employee Incentive Plans

The Company has incentive plans for substantially all employees of Midwest Airlines and Midwest Connect. Company contributions for the plans are based primarily on achieving specified levels of profitability and other key business drivers. The Company expensed $1.4 million under these plan during 2005 and $0.7 million in 2004.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2005, the total balance of accumulated other comprehensive loss includes $0.2 million for unrealized gains on fuel collars and $0.6 million (net of tax) loss for additional minimum pension liability. As of December 31, 2004, the total balance of accumulated other comprehensive loss includes $0.8 million for unrealized gains on fuel collars and $0.1 million (net of tax) loss for additional minimum pension liability.

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

As of December 31, 2005, Midwest Airlines offered jet service to 23 cities throughout the United States. As of December 31, 2005, Midwest Airlines operated a fleet of 34 aircraft – 22 Boeing 717s, 10 MD-81/82s and two MD-88s.

Midwest Connect offers point-to-point service in select markets and increases traffic for Midwest Airlines by providing passengers with connecting service to Midwest Airlines flights. As of December 31, 2005, Midwest Connect operated a fleet of 11 Beech 1900D turboprop aircraft and 10 Fairchild 328JETs.

Revenue for passengers who travel on both carriers within a single itinerary is allocated to each entity based on a formula that is dependent on the fare type paid by the passenger. There were 383,504, 282,184 and 207,084 passengers in 2005, 2004 and 2003, respectively, under the aforementioned pricing agreement.

Although Midwest Connect is independent from an operational perspective, Midwest Airlines performs a number of services for Midwest Connect including, but not limited to, aircraft scheduling, pricing, reservations, yield management, advertising and fuel procurement. Midwest Connect is charged a marketing service fee for these services based on a percentage of the revenue for passengers who travel exclusively on Midwest Connect and a fixed per-passenger fee for passengers who connect between the carriers. In 2005, Midwest Connect started providing commissary and ground services support to Midwest Airlines for an activity-based service fee. These service charges comprise the majority of the intercompany revenue and expense between the two segments for the years ended December 31, 2005, 2004 and 2003, all of which are eliminated in the combined results.

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

2005	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$438,942	$94,449	$ (10,402)	$522,989
Operating loss	(56,476)	(8,692)	-	(65,168)
Depreciation and amortization expense	11,711	4,290	-	16,001
Interest income	3,784	26	(86)	3,723
Interest expense	2,105	1,562	86	3,581
Loss before income tax credit	(54,797)	(10,229)	-	(65,026)
Income tax credit	-	(140)	-	(140)
Net loss	(54,797)	(10,089)	-	(64,886)
Total assets	311,097	49,634	(9,387)	351,344
Capital expenditures (including purchase deposits on flight equipment)	7,902	1,330	-	9,232

2004	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$342,979	$77,360	$ (5,093)	$415,246
Operating loss	(39,257)	(5,995)	-	(45,252)
Depreciation and amortization expense	12,908	4,401	-	17,309
Interest income	2,090	-	(216)	1,874
Interest expense	3,471	539	(216)	3,794
Loss before income tax credit	(40,651)	(6,534)	-	(47,185)
Income tax credit	(2,655)	(1,398)	-	(4,053)
Net loss	(37,996)	(5,136)	-	(43,132)
Total assets	324,385	55,973	(19,629)	360,729
Capital expenditures (including purchase deposits on flight equipment)	8,442	1,103	-	9,545

2003	Midwest Airlines	Midwest Connect	Elimination	Consolidated
Operating revenues	$319,242	$69,854	$ (5,148)	$383,948
Operating loss	(22,799)	(7,665)	-	(30,464)
Depreciation and amortization expense	16,774	4,136	-	20,910
Interest income	1,154	-	(152)	1,002
Interest expense	2,265	274	(152)	2,387
Loss before income tax credit	(12,942)	(7,484)	-	(20,426)
Income tax credit	(4,529)	(2,619)	-	(7,148)
Net loss	(8,413)	(4,865)	-	(13,278)
Total assets	356,498	65,373	(25,632)	396,239
Capital expenditures (including purchase deposits on flight equipment)	33,750	624	-	34,374

NOTE 13. VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2005	$ 129	$ 30	$ (101)	$ 58
Year ended December 31, 2004	100	162	(133)	129
Year ended December 31, 2003	133	117	(150)	100
Valuation allowance for deferred tax assets:
Year ended December 31, 2005	21,579	21,152	-	42,731
Year ended December 31, 2004	5,375	16,204	-	21,579
Year ended December 31, 2003	2,675	2,700	-	5,375
Allowance for obsolete inventory:
Year ended December 31, 2005	1,714	917	(154)	2,477
Year ended December 31, 2004	1,283	463	(32)	1,714
Year ended December 31, 2003	998	285	-	1,283

NOTE 14. QUARTERLY FINANCIAL SUMMARY (Unaudited)

(In Thousands, Except Per Share Data)(2)

	Three Months Ended
2005	March 31	June 30	September 30	December 31
Operating revenues	$112,025	$131,562	$136,636	$142,766
Operating expenses (1)	127,934	139,748	163,753	156,722
Operating loss	(15,910)	(8,186)	(27,117)	(13,956)
Loss before income taxes	(16,077)	(8,176)	(26,925)	(13,848)
(Credit) provision for income taxes	(140)	-	-	-
Net loss	(15,937)	(8,176)	(26,925)	(13,848)
Loss per share – basic:
Net loss	(0.91)	(0.47)	(1.54)	(0.79)
Loss per share – diluted:
Net loss	(0.91)	(0.47)	(1.54)	(0.79)

2004	March 31	June 30	September 30	December 31
Operating revenues	$101,310	$106,893	$103,411	$103,632
Operating expenses	111,524	109,794	116,365	122,815
Operating loss	(10,214)	(2,901)	(12,954)	(19,183)
Loss before income taxes	(10,811)	(3,464)	(13,439)	(19,471)
(Credit) provision for income taxes	(3,947)	7	(29)	(84)
Net loss	(6,864)	(3,471)	(13,410)	(19,387)
Loss per share – basic:
Net loss	(0.39)	(0.20)	(0.77)	(1.11)
Loss per share – diluted:
Net loss	(0.39)	(0.20)	(0.77)	(1.11)

(1)

Operating expenses for the three-month period ended September 30, 2005 include $15,622 of impairment charge associated with the early retirement of two MD-81 aircraft.

(2)

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Midwest Air Group, Inc.

Milwaukee, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midwest Air Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 24, 2006

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required in this item is set forth under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Report Compliance,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006.

Code of Ethics

The Company has adopted a written code of ethics that applies to its chief executive officer, chief financial officer, controller, and all other financial officers and executives performing similar functions. As discussed previously under “Available Information,” a copy of this code of ethics is available on the Company’s Web site. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on its Web site at midwestairlines.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required in this item is set forth under the heading “Executive Compensation,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006, provided, however, that the subsection entitled “Board Compensation Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is set forth under the headings “Stock Ownership of Management and Others” and “Equity Compensation Plan Information,” which is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is set forth under the heading “Election of Directors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is set forth under the heading “Independent Auditors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, and Notes to Consolidated Financial Statements.

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

MIDWEST AIR GROUP, INC.
Registrant

February 15, 2006	By	/s/ TIMOTHY E. HOEKSEMA
Timothy E. Hoeksema
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2006.

/s/ TIMOTHY E. HOEKSEMA	Chairman of the Board of Directors,
Timothy E. Hoeksema	President and Chief Executive Officer
(Principal Executive Officer)

/s/ CURTIS E. SAWYER	Senior Vice President and Chief Financial Officer
Curtis E. Sawyer	(Principal Financial and Accounting Officer)

/s/ JOHN F. BERGSTROM	Director
John F. Bergstrom

/s/ ULICE PAYNE, JR.	Director
Ulice Payne, Jr.

/s/ SAMUEL K. SKINNER	Director
Samuel K. Skinner

/s/ ELIZABETH T. SOLBERG	Director
Elizabeth T. Solberg

/s/ RICHARD H. SONNENTAG	Director
Richard H. Sonnentag

/s/ FREDERICK P. STRATTON, JR.	Director
Frederick P. Stratton, Jr.

/s/ DAVID H. TREITEL	Director
David H. Treitel

EXHIBIT INDEX

MIDWEST AIR GROUP, INC.

Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Exhibit Number.	Document Description
(10.12)+

Assignment of Rights Agreement between Dolphin Trade & Finance, LTD and Midwest Airlines, dated November 14, 1997 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-13934)).

(10.13)*

Midwest Express Holdings, Inc. 1995 Stock Option Plan, as amended through February 13, 1997 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-44253)). (Further amendment effected on April 25, 2001. See Exhibit (10.24) below.

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

(10.16)*	Supplemental Benefits Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-13934)).
(10.17)*

Form of Key Executive Employment and Severance Agreement between the Company and each of Timothy E. Hoeksema, Carol N. Skornicka, David C. Reeve, Christopher I. Stone and Curtis E. Sawyer (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-110639)).

(10.18)*

Form of Key Executive Employment and Severance Agreement between the Company and Dennis J. O’Reilly and certain other officers (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-110639)).

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

(10.37)+

Purchase Agreement Number 2371, dated September 28, 2001 (“717 Purchase Agreement”), between McDonnell and Midwest Airlines; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1481R1) to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).

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

(10.43)*	Employment Letter from the Company to Curtis E. Sawyer, dated August, 4, 2004.
(10.44)*	Employment Letter from the Company to Scott R. Dickson, dated December 16, 2004.
(10.45)*	2005 Equity Incentive Plan, incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held April 20, 2005.
(10.46)*	2005 Non-Employee Director Stock Plan, incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held April 20, 2005.
(10.47)*	2005 Director Compensation Summary, incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2005.
(10.48)*	Form of Restricted Stock Grant Letter, incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2005.
(10.49)*	Midwest Air Group Annual and Long-Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2005.
(21)	List of the Company’s subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139344)).
(23)	Consent of Deloitte & Touche LLP, Independent Auditors.
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

+

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*

A management contract or compensatory plan or arrangement.