Form 10-Q
period 2006-03-31
MIDWEST AIR GROUP INC
filed 2006-05-10
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 30, 2006 there were 17,934,021 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended March 31, 2006

INDEX

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

	PART II – OTHER INFORMATION
Item 6.	Exhibits	28
SIGNATURES		29

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Operating revenues:
Passenger service	$131,286	$96,550
Cargo	1,934	1,647
Other	17,529	13,828
Total operating revenues	150,749	112,025

Operating expenses:
Salaries, wages and benefits	38,990	36,547
Aircraft fuel and oil	52,824	35,205
Commissions	3,996	2,924
Dining services	2,047	1,896
Station rental, landing and other fees	13,943	11,376
Aircraft maintenance, materials and repairs	12,709	11,286
Depreciation and amortization	3,836	4,155
Aircraft rentals	15,369	11,572
Other	16,315	12,974
Total operating expenses	160,029	127,935
Operating loss	(9,280)	(15,910)

Other (expense) income:
Interest income	1,448	732
Interest expense	(851)	(899)
Total other (expense) income	597	(167)

Loss before income tax credit	(8,683)	(16,077)
Income tax credit	-	140

Net loss	$(8,683)	$(15,937)

Loss per common share – basic:	$(0.49)	$(0.91)
Loss per common share – diluted:	$(0.49)	$(0.91)

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLDIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$90,736	$99,000
Accounts receivable, net	6,016	5,276
Inventories	8,707	8,772
Prepaid expenses	16,780	11,485
Restricted cash	59,624	38,780
Deferred income taxes	4,012	5,072
Total current assets	185,875	168,385
Property and equipment, net	156,799	158,822
Aircraft purchase deposits and pre-delivery progress payments	3,900	12,540
Other assets, net	10,765	11,597
Total assets	$357,339	$351,344

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,418	$12,730
Current maturities of long-term debt	3,261	3,469
Air traffic liability	87,698	63,862
Unearned revenue	27,834	33,115
Accrued liabilities:
Vacation pay	4,175	4,783
Accrued fuel purchases	6,566	8,211
Other	37,886	37,443
Total current liabilities	179,838	163,613

Long-term debt	46,068	46,880
Long-term debt on pre-delivery progress payments	3,191	9,455
Deferred income taxes	4,302	5,352
Accrued pension and other postretirement benefits	23,132	22,041
Deferred frequent flyer partner revenue	7,328	7,103
Deferred revenue, credits & gains	63,316	60,277
Other noncurrent liabilities	20,150	19,367
Total liabilities	347,325	334,088

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
18,646,317 shares issued in 2006 and 18,473,847 shares issued in 2005	186	185
Additional paid-in capital	47,182	47,000
Treasury stock, at cost; 708,635 shares in 2006 and 708,480 shares in 2005	(15,584)	(15,584)
Retained earnings	(21,936)	(13,253)
Cumulative other comprehensive income (loss)	166	(838)
Unearned compensation restricted stock	-	(254)
Total shareholders' equity	10,014	17,256
Total liabilities and shareholders' equity	$357,339	$351,344

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(8,683)	$(15,937)
Items not involving the use of cash:
Depreciation and amortization	3,836	4,155
Deferred income taxes	-	(140)
Other, net	(199)	181

Changes in operating assets and liabilities:
Accounts receivable	(740)	(880)
Inventories	178	(4)
Prepaid expenses	(4,291)	(1,698)
Other assets	697	85
Accounts payable	(312)	4,613
Deferred frequent flyer partner revenue	404	(287)
Accrued liabilities	(1,614)	10,276
Unearned revenue	(5,460)	537
Accrued pension	1,091	880
Air traffic liability	23,836	8,893
Other non-current liabilities	1,025	1,049
Net cash provided by operating activities	9,768	11,723

Investing activities:
Capital expenditures	(957)	(2,036)
Return of purchase deposits and pre-delivery progress payments	8,272	(3,264)
Proceeds from sale of property and equipment	-	3,474
Restricted cash	(20,844)	(7,618)
Other, net	1,362	13
Net cash used in investing activities	(12,167)	(9,431)

Financing activities:
Proceeds from pre-delivery progress borrowings	-	3,003
Payment of debt associated with progress payments	(6,041)	(2,886)
Other, net	176	807
Net cash (used in) provided by financing activities	(5,865)	924

Net (decrease) increase in cash and cash equivalents	(8,264)	3,216
Cash and cash equivalents, beginning of period	99,000	81,492
Cash and cash equivalents, end of period	$90,736	$84,708

Supplemental non-cash activities:
Non-cash incentives	$3,117	$1,518

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$134
Interest	390	571

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Midwest Air Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

2.

Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc. (“Skyway”), doing business as Midwest Connect, constitute the operating segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Financial information for the three-month periods ended March 31, 2006 and 2005, for the two segments, Midwest Airlines and Skyway Airlines, follows (in thousands).

Segment Information

Three Months Ended March 31, 2006

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$129,447	$25,209	($3,907)	$150,749
Loss before income tax provision	(5,264)	(3,419)	-	(8,683)
Income tax provision	-	-	-	-
Net loss	(5,264)	(3,419)	-	(8,683)

Three Months Ended March 31, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$ 93,904	$19,328	($1,207)	$112,025
Loss before income tax provision	(11,426)	(4,651)	-	(16,077)
Income tax provision	-	(140)	-	(140)
Net loss	(11,426)	(4,511)	-	(15,937)

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

During the fourth quarter of 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of March 31, 2006, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2006. The collars for second quarter 2006 cover approximately 26.1% of the total estimated fuel consumption with an average ceiling price of $2.01 per gallon and an average floor price of $1.85 per gallon, based on Gulf Coast Mean pricing, and do not include into-plane costs, which have historically been approximately $0.20 per gallon. As of March 31, 2006, there are collars in place that cover 26.7%, 19.8% and 4.9% of the total estimated fuel consumption for the third and fourth quarters of 2006 and the first quarter of 2007, respectively. Ceiling prices are on average $2.05, $2.06 and $2.15 per gallon, and floor prices are on average $1.90, $1.91 and $1.99 per gallon for the third and fourth quarters of 2006 and the first quarter of 2007, respectively, as of March 31, 2006. In the first quarter of 2006, the Company recorded $0.1 million as an offset to fuel expense due to the price of jet fuel purchased being above the fuel hedge collars. As of March 31, 2006, the Company recorded $0.8 million in prepaid expenses and other assets for unrealized gains related to collar options, with an offset to other comprehensive income/(loss). This amount will be reclassified to the income statement over the life of the collars.

4. Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of March 31, 2006, unused credit memos totaled $2.0 million and are recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will receive additional credit memos on the delivery of the final Boeing 717 aircraft and will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases, whereas the related credit memo asset is being depleted as purchases are made.

5. Net Loss Per Share

The following table is a reconciliation of the weighted average shares outstanding for the three-month periods ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended March 31,

	2006	2005
Net Loss Per Share – Basic:
Net loss (numerator)	$ (8,683)	$ (15,937)

Weighted average shares outstanding (denominator)	17,602	17,471

Net loss per share – basic	$ (0.49)	$ (0.91)

Net Loss Per Share – Diluted:
Net loss (numerator)	$ (8,683)	$ (15,937)

Weighted average shares outstanding (denominator)	17,602	17,471

Effect of dilutive securities:
Stock options (1)	-	-
Warrants (2)	-	-
Convertible debt (2)	-	-
Shares issuable under the Stock Plans for Outside Directors (3)	-	-
Weighted average shares outstanding assuming dilution (denominator)	17,602	17,471
Net loss per share – diluted	$ (0.49)	$ (0.91)

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 3,835 and 3,320 shares of the Company’s Common Stock for the three-month periods ended March 31, 2006 and March 31, 2005, were excluded from the computation of diluted earnings per share as the effect on earnings per share would be anti-dilutive.

(2)

Warrants and convertible senior secured notes issued by the Company were excluded from the calculation for the three months ended March 31, 2006 and March 31, 2005, as their effect was anti-dilutive. These represent 1,571and 4,884 shares of the Company’s Common Stock at exercise prices of $4.72 and $5.00 respectively.

(3)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 84 and 47 were excluded from the calculations for the three months ended March 31, 2006 and 2005, as their effect was anti-dilutive.

6. Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method: option awards granted, modified or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense.

SFAS 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized by the Company for options in pro forma footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the conceptual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $3.45 and $2.83 for the quarter ended March 31, 2006 and 2005, respectively. The following assumptions were used to value stock option grants during the following period:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Dividend yield	0.0%	0.0%
Expected volatility	62.0%	53.3%
Risk-free interest rate	4.6%	4.4%
Forfeiture rate	1.3%	1.5%
Expected life (in years)	7.4	7.5

Compensation cost for options granted was recognized on an accrual amortization method over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

Three Months Ended March 31, 2006 (In thousands)
Salaries, wages and benefits:
Stock option expense	$ 120
Restricted stock expense	58
Total	$ 178
Tax Benefit	$ -

As of March 31, 2006 there was $1.9 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.6 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. The condensed consolidated statement of cash flows for the quarters ended March 31, 2006 and March 31, 2005 did not include any tax benefits.

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock (the “Common Stock”) at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accrual method of expense recognition under SFAS 123(R). Under the provisions of SFAS 123(R), the contra equity account, representing the unrecognized restricted stock expense, is no longer required. Therefore, as of March 31, 2006, “unearned compensation restricted stock” totaling $0.3 million was reclassified and reflected as a reduction to the Company’s additional paid-in capital in the condensed consolidated balance sheet.

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

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants as of March 31, 2006. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first year and the remaining 33⅓% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant restricted stock and options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 381,525 shares are available for future grants at March 31, 2006. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant; and the remaining 33⅓% upon the third anniversary of the date of grant unless otherwise determined, and have a maximum term of 10 years.

Restricted stock awards vest on the third anniversary of the date of grant. Vesting for all outstanding option grants and restricted stock is based only on continued service as an employee of the Company or upon death or total and permanent disability. The stock options and restricted stock awards provide for accelerated vesting if there is a change in control and generally vest upon retirement. All of the Company’s outstanding stock options and restricted stock awards are classified as equity instruments. The Company generally uses either treasury stock or will issue new Common Stock to satisfy stock option exercises.

The total intrinsic value of options exercised in the first quarter of 2006 was $0.1 million and no intrinsic value in the first quarter 2005. Cash received from option exercises during the three months ended March 31, 2006 was $0.1 million. There were no exercises in first quarter 2005.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Average Intrinsic Value (000’s)

Outstanding at December 31, 2005	3,292,541	$ 10.37
Granted	317,010	5.16
Exercised	(48,308)	3.01
Forfeited or expired	(13,809)	3.54
Outstanding at March 31, 2006	3,547,434	$ 10.01	6.3	$ 7,298

Exercisable at March 31, 2006	2,996,566	$ 11.04	6.2	$ 6,095

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Outstanding December 31, 2005	179,502	$1.82
Granted	107,200	$5.16
Vested	--	--
Restricted at March 31, 2006	286,702	$3.07

Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, compensation expense was only recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the following pro forma amounts, in thousands except per share amounts:

Net loss, as reported	$(15,937)

Add: Stock-based employee compensation expense recorded for
restricted stock awards, net of related tax effects	36

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(293)

Pro forma net loss	$(16,194)

Loss per share:
Basic - as reported	$(0.91)
Basic - pro forma	$(0.93)

Diluted - as reported	$(0.91)
Diluted - pro forma	$(0.93)

7. Income Taxes

Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company no longer records federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of second quarter 2005. The effective tax rate is 0% for the three-month period ended March 31, 2006. As of March 31, 2006, the Company has a future federal tax benefit of $30.9 million, which will begin to expire in 2023 and approximately $9.2 million in state tax benefit, which began expiring in 2005. Due to the uncertainty of realizing the benefit of the net operating losses, as of March 31, 2006, the Company has recorded a valuation allowance of $30.9 million on the federal tax benefit and $9.2 million on the state tax benefit.

8.   Comprehensive Loss

As of March 31, 2006, the total balance of accumulated other comprehensive loss includes $0.8 million for unrealized gains on fuel collars and $0.6 million (net of tax) loss for additional minimum pension liability. The comprehensive loss was $7.7 million and $12.3 million for the three months ended March 31, 2006 and 2005, respectively.

9.   Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2006, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2007. This extension includes a provision that allows the credit card processor to change the holdback percentage at any time up to 100%. As of March 31, 2006, the restricted cash amount represented 90% of the credit card processor’s risk, or approximately $54.0 million.

The Company also has agreements with American Express, Diners Club and Discover. As of March 31, 2006, American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $55.0 million in restricted cash for MasterCard/Visa and American Express). If current industry conditions persist, other credit card processors may require holdbacks as well. The aggregate amount of additional holdback if all processors required 100% as of March 31, 2006 was approximately $18.1 million.

10.   Restricted Cash

Advance ticket sales transactions make up the majority of restricted cash. Airline passengers purchase tickets on flights through a variety of channels, the most popular method of ticket purchase is via credit card. The Company’s MasterCard/Visa credit card processor requires amounts representing 90% of the cash received related to flights purchased prior to the scheduled departure date to be maintained in an account at the processor’s bank (“Cash Reserves” or “Holdback”) to cover the potential exposure for the unused tickets. The Company has concluded the Holdback should be characterized as restricted cash as these funds do not meet the definition of cash equivalents as discussed in paragraph 8 of SFAS 95. Although the cash is legally deposited with the bank, the substance of the transaction is to deposit the cash for the benefit of the Company. The Cash Reserves earn interest which is credited to the account of the Company.

Beginning during the second quarter of 2005, the statement of cash flows presents advance ticket sales as an increase in restricted cash in cash used in investing activities and as an increase in air traffic liability in cash provided by operating activities. On the scheduled flight date, the restriction on cash is released, resulting in net cash provided by investing activities and the release of air traffic liability as cash provided by operating activities. The advance ticket sales also result in net income as cash provided by operating activities. The net result of the advance ticket sale and subsequent flight is as net cash provided by operating activities.

The Company has reclassified the cash flows related to its restricted cash from Operating Activities to Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005. The net cash provided by operating activities increased $7.6 million to $11.7 million and net cash used by investing activities decreased $7.6 million to ($9.4) million for the three months ended March 31, 2005.

The Company has received a comment from the Securities and Exchange Commission (“SEC”) questioning this presentation. The Company is currently engaged in discussions with the SEC staff. While the Company believes that its current statement of cash flows presentation is appropriate, the possible resolution of this matter may result in a different presentation of these cash flows in future filings.

11.   Retirement and Benefit Plans

The net periodic benefit cost of benefit pension plans for the three-month periods ending March 31, 2006 and 2005, respectively, includes the following (in thousands):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$ 406	$ 363	$ 79	$ 109
Interest cost	368	338	69	98
Expected return on assets	(123)	(94)	-	-
Amortization of:
Prior service cost	80	80	(124)	(98)
Actuarial loss	130	133	33	45
Plan amendment	-	-	-	(83)
Total net periodic benefit cost	$ 861	$ 820	$ 57	$ 71

In first quarter 2005, the Company amended the Postretirement Welfare Plan (the “Plan”). The amendment reduced the ongoing annual expense by $1.1 million. The Company will amortize the effect of the plan amendment on the recorded liability over the estimated remaining service period for the affected employees.

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $1.6 million to its qualified pension plan in September 2006. As of March 31, 2006, no contributions have been made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

(Dollars in millions)	Three Months Ended
March 31,
	2006	2005	Net Change
Total Operating Revenue	$ 150.7	$ 112.0	$ 38.7
Total Operating Expenses	$ 160.0	$ 127.9	$ 32.1
Operating Loss	$ (9.3)	$ (15.9)	$ 6.6
Net Loss	$ (8.7)	$ (15.9)	$ 7.2

In the first quarter of 2006, Midwest Air Group continued its strategies of growing revenue, aggressively reducing costs and increasing capacity. Revenue passenger miles were at a record level, as increased capacity, competitive pricing and increased connectivity resulted in a significant increase in passenger travel. Also contributing to growing revenue has been steadily increasing industrywide fare increases. Costs have been reduced through outsourcing, insourcing, productivity improvements and other cost reductions.

During first quarter 2006, total Company revenue increased $38.7 million or 34.6%, with a 25.0% increase in passenger traffic (measured in revenue passenger miles, or “RPMs”) on 21.2% more available seat miles (“ASMs”). This resulted in a 2.2 percentage point increase in load factor compared with first quarter 2005. The revenue growth and load factor performance are due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements – including frequency increases and aircraft upgrades that started in second quarter 2005. The increase in load factor was coupled with an 8.8% increase in revenue yield, to 13.90¢ from 12.78¢ in the first quarter of 2005. This yield increase was a result of an industrywide capacity reduction coupled with multiple fare increases in the past year. These market conditions and the Company’s revenue strategies positively impacted revenue per available seat mile (“RASM”), which increased by 10.9% in the first quarter of 2006 to 11.18¢ compared with 10.08¢ in the first quarter of 2005

Total operating expenses increased $32.1 million, or 25.1%. Fuel expense increased $17.6 million, representing 54.9% of the total increase, due to a fuel price increase of 26.3% in first quarter 2006 compared with first quarter 2005. In addition, fuel consumption increased 18.9% from 22.0 million gallons to 26.2 million gallons compared with the same prior year period, due to the net addition of three aircraft and increased utilization of the existing fleet. The growth of the Boeing 717 fleet resulted in a $3.8 million increase of aircraft rental expense, which represents 11.8% of the $32.1 million increase. Station rental, landing and other fees increased $2.6 million  compared with 2005 due to an increase in the number of flights and passengers who traveled during the period. Aircraft maintenance materials and repairs increased $1.4 million, primarily related to a 15.2% increase in block hours (the time between aircraft gate departure and aircraft gate arrival).

Unit costs (cost per available seat mile or “CASM”) increased 3.1% from 11.51¢ in the first quarter of 2005 to 11.87¢ in the first quarter of 2006. A Non-GAAP measurement that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 0.39¢ to 7.95¢, or 4.7%. See “Operating Statistics,” below.

During first quarter 2006, the Company placed into service two Boeing 717 aircraft. The Company plans to place its 25th and final Boeing 717 aircraft into service during second quarter 2006.

During first quarter 2006, the Company’s unrestricted cash decreased $8.3 million to $90.7 million, primarily due to seasonal fluctuations in the business and the continued increase in the cost of fuel. The Company’s strategy of increasing revenue through competitive pricing and yield management will be a continued focus for the remainder of 2006.

Subsequent sections contain a more detailed discussion of revenue and cost comparisons for the first quarter.

Operating Statistics
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended
	March 31,
	2006	2005
Midwest Airlines Operations
Origin & Destination Passengers	827,674	661,750
Scheduled Service Revenue Passenger Miles (000s)	886,035	701,295
Scheduled Service Available Seat Miles (000s)	1,225,977	995,302
Total Available Seat Miles (000s)	1,254,077	1,016,954
Load Factor (%)	72.3%	70.5%
Revenue Yield	$0.1231	$0.1111
Total Revenue per Total ASM	$0.1032	$0.0923
Revenue per Scheduled Service ASM (1)	$0.0946	$0.0827
Total Cost per Total ASM	$0.1082	$0.1038
Total Cost per Total ASM (ex-fuel cost) (2)	$0.0712	$0.0743
Average Passenger Trip Length (miles)	1,071	1,060
Number of Flights	12,964	10,107
Into-plane Fuel Cost per Gallon	$2.01	$1.59
Full-time Equivalent Employees at End of Period	1,954	1,897
Aircraft in Service at End of Period	36	31

Midwest Connect Operations
Origin & Destination Passengers	192,502	186,734
Scheduled Service Revenue Passenger Miles (000s)	58,256	54,408
Scheduled Service Available Seat Miles (000s)	93,890	94,097
Total Available Seat Miles (000s)	94,257	94,343
Load Factor (%)	62.0%	57.8%
Revenue Yield	$0.3809	$0.3423
Total Revenue per Total ASM	$0.2674	$0.2049
Revenue per Scheduled Service ASM (1)	$0.2423	$0.2036
Total Cost per Total ASM	$0.2992	$0.2503
Total Cost per Total ASM (ex-fuel cost) (2)	$0.2318	$0.1952
Average Passenger Trip Length (miles)	303	291
Number of Flights	14,119	14,662
Into-plane Fuel Cost per Gallon	$2.05	$1.63
Full-time Equivalent Employees at End of Period	1,005	774
Aircraft in Service at End of Period	20	22

Midwest Air Group
Scheduled Service Revenue Passenger Miles (000s)	944,291	755,704
Scheduled Service Available Seat Miles (000s)	1,319,867	1,089,398
Total Available Seat Miles (000s)	1,348,334	1,111,297
Load Factor (%)	71.5%	69.4%
Revenue Yield	$0.1390	$0.1278
Total Revenue per Total ASM	$0.1118	$0.1008
Revenue per Scheduled Service ASM (1)	$0.1051	$0.0931
Total Cost per Total ASM	$0.1187	$0.1151
Total Cost per Total ASM (ex-fuel cost) (2)	$0.0795	$0.0834
Number of Flights	27,083	24,769
Into-plane Fuel Cost per Gallon	$2.01	$1.60
Full-time Equivalent Employees at End of Period	2,959	2,671
Aircraft in Service at End of Period	56	53

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

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues for first quarter 2006 and 2005:

	Three Months Ended March 31,		Three Months Ended March 31,
	2006		2005
	Per Total ASM	%	Per Total ASM	%
Operating revenues:
Passenger service	9.74¢	87.1%	8.69¢	86.2%
Cargo	0.14	1.3%	0.15	1.5%
Other	1.30	11.6%	1.24	12.3%
Total operating revenues	11.18	100.0%	10.08	100.0%

Operating expenses:
Salaries, wages and benefits	2.89	25.9%	3.29	32.6%
Aircraft fuel and oil	3.92	35.0%	3.17	31.4%
Commissions	0.30	2.7%	0.26	2.6%
Dining services	0.15	1.4%	0.17	1.7%
Station rental/landing/other	1.03	9.2%	1.02	10.2%
Aircraft maintenance	0.94	8.4%	1.02	10.1%
Depreciation and amortization	0.28	2.5%	0.37	3.7%
Aircraft rentals	1.14	10.2%	1.04	10.3%
Other	1.21	10.8%	1.17	11.6%
Total operating expenses	11.87¢	106.2%	11.51¢	114.2%

Total ASMs (millions)	1,348.3		1,111.3

Non-GAAP Disclosures

Pursuant to Item 10 of Regulation S-K, the Company is providing disclosure of the reconciliation of reported non-GAAP financial measures to the Company's most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide the Company the ability to measure and monitor its performance both with and without the cost of aircraft fuel. Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond the Company's control, it is the Company's view that the measurement and monitoring of performance without the volatility of fuel is important.

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel.

	Three Months Ended
	March 31,
	2006	2005	Change	%

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$ 135,737	$ 105,532	$ 30,205	28.6%
ASMs (000)	1,254,077	1,016,954	237,124	23.3%
CASM	$ 0.1082	$ 0.1038	$ 0.0045	4.3%

Total GAAP operating expenses ($000)	$ 135,737	$ 105,532	$ 30,205	28.6%
Less: aircraft fuel ($000)	$ 46,478	$ 30,010	$ 16,468	54.9%

Operating expenses excluding fuel ($000)	$ 89,259	$ 75,522	$ 13,736	18.2%
ASMs (000)	1,254,077	1,016,954	237,124	23.3%
CASM excluding fuel	$ 0.0712	$ 0.0743	$ (0.0031)	-4.2%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$ 28,200	$ 23,609	$ 4,590	19.4%
ASMs (000)	94,257	94,343	(86)	-0.1%
CASM	$ 0.2992	$ 0.2503	$ 0.0489	19.6%

Total GAAP operating expenses ($000)	$ 28,200	$ 23,609	$ 4,590	19.4%
Less: aircraft fuel ($000)	$ 6,346	$ 5,195	$ 1,151	22.2%

Operating expenses excluding fuel ($000)	$ 21,853	$ 18,414	$ 3,439	18.7%
ASMs (000)	94,257	94,343	(86)	-0.1%
CASM excluding fuel	$ 0.2318	$ 0.1952	$ 0.0367	18.8%

Midwest Air Group
Total GAAP operating expenses ($000)	$ 160,029	$ 127,935	$ 32,094	25.1%
ASMs (000)	1,348,334	1,111,297	237,038	21.3%
CASM	$ 0.1187	$ 0.1151	$ 0.0036	3.1%

Total GAAP operating expenses ($000)	$ 160,029	$ 127,935	$ 32,094	25.1%
Less: aircraft fuel ($000)	$ 52,824	$ 35,205	$ 17,619	50.0%

Operating expenses excluding fuel ($000)	$ 107,205	$ 92,730	$ 14,475	15.6%
ASMs (000)	1,348,334	1,111,297	237,038	21.3%
CASM excluding fuel	$ 0.0795	$ 0.0834	$ (0.0039)	-4.7%

Note: Numbers and totals in this table may not be recalculated due to rounding.

Three Months Ended March 31, 2006 Compared With

Three Months Ended March 31, 2005

Operating Revenues

Company operating revenues totaled $150.7 million in first quarter 2006, a $38.7 million, or 34.6%, increase from first quarter 2005. Passenger revenues accounted for 87.1% of total revenues and increased $34.7 million, or 36.0%, from first quarter 2005 to $131.3 million in first quarter 2006.

Midwest Airlines passenger revenue increased $31.2 million, or 40.0%, from first quarter 2005 to $109.1 million in first quarter 2006.  Much of the increase in revenue was volume related, with scheduled service revenue passenger miles (“passenger traffic”) increasing by 26.3% year-over-year on a 23.2% increase in scheduled service available seat miles, resulting in a 1.8 point increase in load factor from 70.5% to 72.3%. The revenue growth was due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements that included frequency increases and aircraft upgrades that started in second quarter 2005. Pricing changes also positively affected revenue, with revenue yield increasing by 10.8% to 12.31¢ from 11.11¢ in first quarter 2005, the result of industrywide fare increases. As a result, RASM increased 11.8% in first quarter 2006 to 10.32¢ compared with 9.23¢ in first quarter 2005.

Midwest Connect passenger revenue increased $3.6 million, or 19.1%, from first quarter 2005 to $22.2 million in first quarter 2006. Passenger traffic increased 7.1% in first quarter 2006 compared with the same period in 2005 coupled with an 11.3% increase in revenue yield. Load factor increased 4.2 points to 62.0% from 57.8% during the period.

The Company’s revenue from cargo and other services increased $4.0 million, or 25.8%, from first quarter 2005 to $19.5 million in first quarter 2006. The increase was due to higher mail and freight revenue ($0.3 million), charter revenue ($1.9 million), ticket services ($1.1 million), buy-onboard meals and entertainment ($1.1 million) and frequent flyer credit card revenue ($0.3 million), which was partially offset by a reduction of $1.0 million for services to other airlines. The increase in charter revenue is primarily due to an increased number of charter flights related to the National Hockey League (NHL) 2005-2006 season. The prior year NHL season was canceled.

Operating Expenses

Company operating expenses increased $32.1 million, or 25.1%, from first quarter 2005 to $160.0 million in first quarter 2006. The increase was primarily due to higher fuel costs ($17.6 million); aircraft rentals ($3.8 million) due to the addition of six Boeing 717 aircraft; other expenses ($3.3 million) primarily due to higher advertising and booking fees; station rental, landing and other fees ($2.6 million); and aircraft maintenance, material and repairs ($1.4 million) resulting from a 9.3% increase in the number of flight segments and a 15.2% increase in block hours. In first quarter 2006, cost per available seat mile (“CASM”) increased by 0.36¢ to 11.87¢, or 3.1%.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $2.4 million, or 6.7%, from first quarter 2005 to $39.0 million in first quarter 2006. The labor increase was primarily due to $2.1 million in additional flight crew and inflight pay on a 15.2% increase in block hours as well as insourcing the commissary operations for buy-onboard meal service ($0.9 million). Total benefit costs for the quarter decreased $0.6 million.  The decrease was primarily attributable to a reduction in medical insurance costs ($0.4 million) and expenses associated with the Qualified Defined Contribution Plan ($0.8 million), offset by increased workers’ compensation ($0.3 million) and other benefit costs.  The reduction in expenses associated with the Qualified Defined Contribution Plan was primarily the result of $1.2 million in forfeited benefits. A $0.8 million reduction in maintenance labor costs resulted from outsourcing heavy maintenance for the Company’s MD-80 aircraft. On a CASM basis, labor costs decreased from 3.29¢ in first quarter 2005 to 2.89¢ in 2006.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes increased $17.6 million, or 50.0%, from first quarter 2005 to $52.8 million in first quarter 2006. Into-plane fuel prices increased 26.3% in first quarter 2006, averaging $2.01 per gallon versus $1.60 per gallon in 2005, resulting in a $11.0 million (pre-tax) unfavorable price impact (calculated by applying 2005 prices to actual gallons consumed in 2006 and comparing the result with actual 2006 expense). The fuel consumption increase resulted in an $8.3 million (pre-tax) unfavorable impact in the quarter (calculated by applying 2006 prices to the actual change in gallons consumed in 2006 relative to 2005), primarily as a result of an increase in the number of block hours.

Commissions

Travel agent commissions and commissions related to credit card transactions increased $1.1 million, or 36.7%, from first quarter 2005 to $4.0 million in first quarter 2006. The increase was primarily due to a 36.0% increase in passenger service revenue.

Dining Services

Dining service costs increased $0.2 million, or 8.0%, from first quarter 2005 to $2.0 million in first quarter 2006. Increases in meal costs ($1.0 million) and other dining service and onboard expenses ($0.3 million) were offset by $1.3 million reduction in service fees from an outside vendor. The decision to insource the buy-onboard dining service in second quarter 2005 resulted in meal and entertainment revenue of $1.1 million in first quarter 2006. In previous years, an outside vendor realized the revenue and cost of buy-onboard meals.

Station Rental, Landing and Other Fees

Station rentals and landing fees increased $2.6 million, or 22.6%, from first quarter 2005 to $13.9 million in first quarter 2006. The increase is primarily due to an increase in ground handling and landing fees ($1.5 million), station rental fees ($0.6 million) and security fees ($0.3 million).

Aircraft Maintenance Materials and Repairs

Aircraft maintenance material and repair costs increased $1.4 million, or 12.6% from first quarter 2005 to $12.7 million in first quarter 2006. A 15.2% increase in block hours was the primary driver of a $1.4 million increase in purchased engine maintenance programs for the Company’s MD-80 and Boeing 717 aircraft.

Depreciation and Amortization

Depreciation and amortization decreased $0.3 million, or 7.7%, from first quarter 2005 to $3.8 million in first quarter 2006. On a cost per ASM basis, these costs decreased 23.9%. Depreciation was lower as an MD-80 aircraft was removed from service in December 2005 and the value of a second MD-80 was impaired in September 2005, in anticipation of sale in second quarter 2006.

Aircraft Rentals

Aircraft rental costs increased $3.8 million, or 32.8%, from first quarter 2005 to $15.4 million in first quarter 2006. These costs increased $3.5 million related to the addition of six leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter. On a cost per ASM basis, these costs increased 9.5%.

Other

Other operating expenses increased $3.3 million, or 25.8%, from first quarter 2005 to $16.3 million in first quarter 2006. The cost increases were primarily due to advertising expenses ($1.1 million), booking fees ($0.8 million), professional fees ($0.3 million) and ground services ($0.3 million). On a cost per ASM basis, other operating expenses increased 3.6%.

Other (Expense) Income

Other income increased $0.8 million from first quarter 2005 due to higher interest income ($0.7 million) and lower interest expense ($0.1 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s long-term debt related to aircraft and convertible debt.

Credit for Income Taxes

Income tax credit for first quarter 2006 was $0.0 million, a decrease of $0.1 million from first quarter 2005. The effective tax rate for first quarter 2006 and 2005 was 0.0% and (0.9)%, respectively. The Company no longer records income tax benefit on losses due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities.

Net Loss

Net loss for first quarter 2006 was ($8.7) million, an improvement of $7.2 million from the first quarter 2005 net loss of ($15.9) million. The net loss margin improved from (14.2%) in first quarter 2005 to (5.8%) in 2006.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $90.7 million at March 31, 2006, compared with $99.0 million at December 31, 2005. At March 31, 2006, the restricted cash balance was $59.6 million, compared with $38.8 million on December 31, 2005. The change in restricted cash is primarily attributable to an increase in the cash holdback amount due to an increase in the volume of advance ticket sales related to the credit card processing agreement for MasterCard/Visa transactions. The aggregate amount of the additional holdback if all the processors required 100% as of March 31, 2006 was approximately $18.1 million. In addition to the holdback amount, the restricted cash balance also includes collateral for insurance, letters of credit and the fuel hedging agreement.

As of March 31, 2006, the Company had a working capital surplus of $6.0 million compared with a $4.8 million surplus on December 31, 2005. The increase in working capital as of March 31, 2006 is primarily related to an increase in restricted cash partially offset by an increase in air traffic liability.

Operating Activities

Net cash provided by operations for the quarter ended March 31, 2006 totaled $9.8 million. Cash provided by operations reflects the $8.7 million net loss incurred during the quarter and a decrease in prepaid expenses and unearned revenue, which was offset by a $23.8 million increase in air traffic liability due to increased sales for future flights and $3.8 million in depreciation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 totaled $12.2 million. The cash used in first quarter 2006 includes $1.0 million of capital expenditures, primarily related to spare parts and other equipment for the Boeing 717 program. Purchase deposits that had been returned for the two Boeing 717 deliveries in the first quarter provided an $8.3 million increase in cash. An increase in credit card sales for future flights resulted in an increase of $20.8 million in restricted cash.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2006 was $5.9 million, primarily related to the payoff of debt to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with progress payments for two Boeing 717 aircraft delivered to the Company during first quarter 2006. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines also entered into a loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee the loan agreement on behalf of Midwest Airlines. This agreement is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, the Company owed $2.5 million under the loan agreement. The Company expects that the debt associated with this financing transaction will be extinguished, as the last of 25 aircraft will be delivered, in the second quarter 2006.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of March 31, 2006, the Qualified Plan assets were invested primarily in equities and fixed income instruments. Additional discussion of Qualified Plan investment strategy is included in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. The aggregate principal amount of these notes is $7.5 million. Principal and interest (fixed at 10%) on these Basic Moratorium Notes are payable, in arrears, in 36 monthly installments. As of March 31, 2006, the Company owed $3.1 million under the Basic Moratorium Notes.

As a result of the restructuring of the lease and debt agreements, the Company significantly reduced its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The amount of such contingent obligation is approximately $40.0 million as of March 31, 2006. This contingent obligation terminates in July 2006.

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

Forward-Looking Statements

This Form 10-Q filing, particularly the “Pending Developments” section below and the “Overview” and “2006 and Beyond” sections above, contain forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At April 4, 2006, 26.1% of second quarter and 26.7% of third quarter 2006 estimated fuel consumption is hedged at an average ceiling price of $2.01 and $2.05 per gallon and an average floor price of $1.85 and $1.90 per gallon, respectively, which does not include into-plane costs that historically average $0.20 per gallon. The purpose of these hedges is to provide protection from rapidly escalating prices. Additionally, there are hedges in place for fourth quarter 2006 for approximately 22.3% and first quarter 2007 for approximately 7.4% of total expected fuel usage.

As of April 4, 2006, all the Company’s fuel collar agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit its exposure to a single counterparty.

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

 May 9, 2006

By  /s/ Timothy E. Hoeksema

Timothy E. Hoeksema

Chairman of the Board, President and

Chief Executive Officer

Date:

 May 9, 2006

By  /s/ Curtis E. Sawyer

Curtis E. Sawyer

Senior Vice President and

Chief Financial Officer