Form 10-Q
period 2006-06-30
MIDWEST AIR GROUP INC
filed 2006-07-27
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of July 19, 2006 there were 17,964,830 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended June 30, 2006

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended	Six Months Ended
June 30	June 30

	2006	2005	2006	2005

Operating revenues:
Passenger service	$158,457	$116,220	$289,744	$212,770
Cargo	2,025	1,477	3,958	3,124
Other	16,389	13,864	33,918	27,692
Total operating revenues	176,871	131,561	327,620	243,586

Operating expenses:
Salaries, wages and benefits	41,781	36,473	80,771	73,020
Aircraft fuel and oil	60,599	40,555	113,424	75,760
Commissions	4,836	3,482	8,832	6,406
Dining services	2,235	3,042	4,281	4,938
Station rental, landing and other fees	12,616	10,373	26,559	21,749
Aircraft maintenance, materials and repairs	12,014	13,431	24,725	24,717
Depreciation and amortization	3,732	4,078	7,568	8,233
Aircraft rentals	15,833	12,987	31,201	24,559
Other	15,687	15,326	32,002	28,300
Total operating expenses	169,333	139,747	329,363	267,682
Operating income / (loss)	7,538	(8,186)	(1,743)	(24,096)

Other (expense) / income:
Interest income	2,088	902	3,536	1,634
Interest expense	(823)	(892)	(1,673)	(1,791)
Total other (expense) / income	1,265	10	1,863	(157)

Income / (loss) before income tax credit	8,803	(8,176)	120	(24,253)
Income tax	-	-	-	140

Net income / (loss)	$8,803	$(8,176)	$120	$(24,113)

Income / (loss) per common share – basic:	$0.49	$(0.47)	$0.01	$(1.38)
Income / (loss) per common share – diluted:	$0.39	$(0.47)	$0.01	$(1.38)

See notes to unaudited condensed consolidated financial statements

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$98,956	$99,000
Accounts receivable, net	7,662	5,276
Inventories	8,608	8,772
Prepaid expenses	14,748	11,485
Restricted cash	61,602	38,780
Deferred income taxes	4,250	5,072
Total current assets	195,826	168,385

Property and equipment, net	150,478	158,822
Aircraft purchase deposits and pre-delivery progress payments	-	12,540
Other assets, net	12,236	11,597
Total assets	$358,540	$351,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,331	$12,730
Current maturities of long-term debt	3,267	3,469
Air traffic liability	93,265	63,862
Unearned revenue	21,295	33,115
Accrued liabilities:
Vacation pay	4,908	4,783
Accrued fuel purchases	771	8,211
Other	34,825	37,443
Total current liabilities	170,662	163,613

Long-term debt	43,827	46,880
Long-term debt on pre-delivery progress payments	-	9,455
Deferred income taxes	5,352	5,352
Accrued pension and other postretirement benefits	24,333	22,041
Deferred frequent flyer partner revenue	7,675	7,103
Deferred revenue, credits & gains	65,786	60,277
Other noncurrent liabilities	18,573	19,367
Total liabilities	336,208	334,088

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
18,962,389 shares issued in 2006 and 18,473,847 shares issued in 2005	190	185
Additional paid-in capital	48,999	47,000
Treasury stock, at cost; 708,635 shares in 2006 and 708,480 shares in 2005	(15,584)	(15,584)
Retained earnings	(13,133)	(13,253)
Accumulated other comprehensive income / (loss)	1,860	(838)
Unearned compensation restricted stock	-	(254)
Total shareholders' equity	22,332	17,256
Total liabilities and shareholders' equity	$358,540	$351,344

See notes to unaudited condensed consolidated financial statements

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,

	2006	2005 *
Operating activities:
Net income / (loss)	$120	$(24,113)
Items not involving the use of cash:
Depreciation and amortization	7,568	8,233
Deferred income taxes	-	1,472
Other, net	1,582	1,501

Changes in operating assets and liabilities:
Accounts receivable	(2,386)	(2,142)
Inventories	524	344
Prepaid expenses	(565)	(3,230)
Other assets	877	1,252
Accounts payable	(399)	5,091
Deferred frequent flyer partner revenue	1,024	(179)
Accrued liabilities	(9,773)	11,430
Unearned revenue	(12,272)	(35)
Accrued pension	2,292	1,981
Restricted cash	(22,822)	(15,287)
Air traffic liability	29,403	19,174
Other non-current liabilities	(369)	(776)
Net cash (used in) provided by operating activities	(5,196)	4,716

Investing activities:
Capital expenditures	(1,815)	(5,702)
Aircraft purchase deposits and pre-delivery progress payments	-	(6,292)
Return of purchase deposits and pre-delivery progress payments	11,957	6,965
Proceeds from sale of property and equipment	1,203	826
Other, net	1,400	876
Net cash (used in) / provided by investing activities	12,745	(3,327)

Financing activities:
Proceeds from pre-delivery progress borrowings	-	6,031
Payment of debt associated with progress payments	(9,100)	(5,785)
Other, net	1,507	1,608
Net cash (used in) / provided by financing activities	(7,593)	1,854

Net (decrease) / increase in cash and cash equivalents	(44)	3,243
Cash and cash equivalents, beginning of period	99,000	81,492
Cash and cash equivalents, end of period	$98,956	$84,735

Supplemental non-cash activities:
Non-cash incentives	$4,687	$3,042
Conversion of debt to common stock	1,424	38

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	1,584	1,743

See notes to unaudited condensed consolidated financial statements

*Revised.  See Footnote 11

Midwest Air Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2006 and 2005 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2005 of Midwest Air Group, Inc. (the “Company”). The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

2. Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc., doing business as Midwest Connect (“Skyway” or “Midwest Connect”), constitute the operating segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Financial information for the three- and six-month periods ended June 30, 2006 and 2005, for the two segments, Midwest Airlines and Skyway Airlines, follows (in thousands).

Segment Information

Three Months Ended June 30, 2006

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$151,991	$29,034	($4,153)	$176,871
Income / (loss) before income tax	8,997	(195)	-	8,803
Income tax	-	-	-	-
Net income / (loss)	8,997	(195)	-	8,803

Three Months Ended June 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$109,959	$24,000	($2,398)	$131,561
Loss before income tax	(7,789)	(387)	-	(8,176)
Income tax	-	-	-	-
Net loss	(7,789)	(387)	-	(8,176)

Six Months Ended June 30, 2006

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$281,438	$54,243	($8,060)	$327,620
Income / (loss) before income tax	$3,733	($3,613)	-	120
Income tax	-	-	-	-
Net income / (loss)	3,733	(3,613)	-	120

Six Months Ended June 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$203,863	$43,328	($3,605)	$243,586
Loss before income tax	(19,215)	(5,038)	-	(24,253)
Income tax	-	(140)	-	(140)
Net loss	(19,215)	(4,898)	-	(24,113)

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

During the fourth quarter of 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of June 30, 2006, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2006. The collars for third and fourth quarters 2006 cover approximately 25.1% and 24.8%, respectively, of the total estimated fuel consumption for each quarter with average ceiling prices of $2.05 and $2.14 per gallon and average floor prices of $1.90 and $1.98 per gallon, based on Gulf Coast Mean pricing; these prices do not include into-plane costs, which have historically been approximately $0.20 per gallon. As of June 30, 2006, there are collars in place that cover 16.5% and 7.1% of the estimated fuel consumption for first and second quarters 2007. Ceiling prices are set on average at $2.30 and $2.38 per gallon, and floor prices are set on average at $2.14 and $2.23 per gallon, respectively. In the second quarter of 2006, the Company recorded $0.6 million as an offset to fuel expense due to the price of jet fuel purchased being above the fuel hedge collars. As of June 30, 2006, the Company recorded $2.5 million in prepaid expenses and other assets for unrealized gains related to collar options, with an offset to accumulated other comprehensive income/(loss). This amount will be reclassified to the income statement over the life of the collars.

4. Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of June 30, 2006, unused credit memos totaled $2.8 million and are recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases, whereas the related credit memo asset is being depleted as purchases are made.

5. Net Income/(Loss) Per Share

The following table is a reconciliation of the weighted average shares outstanding for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income/(Loss) Per Share – Basic:
Net income/(loss) (numerator)	$ 8,803	$ (8,176)	$ 120	$ (24,113)

Weighted average shares outstanding	17,937	17,489	17,771	17,480
(denominator)
Net Income/(Loss) per share – basic	$ 0.49	$ (0.47)	$ 0.01	$ (1.38)

Net Income/(Loss) Per Share – Diluted:
Net income/(loss) (numerator)	$ 8,803	$ (8,176)	$ 120	$ (24,113)

Plus income effect of assumed interest on convertible debt(3)	$ 387	$ (0)	$ 0	$ (0)

Net Income/(Loss) – assuming conversion	$ 9,190	$ (0)	$ 120	$ (0)

Weighted average shares outstanding (denominator)	17,937	17,489	17,771	17,480
Effect of dilutive securities:
Stock options (1)	907	-	912	-
Warrants (2)	159	-	175	-
Convertible debt (3)	4,599	-	-	-
Shares issuable under the Stock Plans for Outside Directors (4)	70	-	70	-
Weighted average shares outstanding assuming dilution (denominator)	23,672	17,489	18,928	17,480

Net Income/(Loss) per share – diluted	$ 0.39	$ (0.47)	$ 0.01	$ (1.38)

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Options to purchase 1,223 and 3,537 shares of the Company’s Common Stock for the three-month periods ended June 30, 2006 and June 30, 2005 were excluded from the computation of diluted earnings per share as the effect on earnings per share would be anti-dilutive. Options to purchase 1,222 and 3,396 shares of the Company’s Common Stock for the six-month periods ended June 30, 2006 and June 30, 2005, respectively, were excluded from the computation of diluted earnings per share as the effect on earnings per share would be anti-dilutive.

(2)

Warrants issued by the Company were excluded from the calculation for the three and six months ended June 30, 2005 as their effect was anti-dilutive. These represent 1,571 shares of the Company’s Common Stock at an exercise price of $4.72.

(3)

Convertible Senior secured notes issued by the Company were excluded from the calculation for the three and six months ended June 30, 2005 and the six months ended June 30, 2006 as their effect was anti-dilutive. These represent 4,884 shares of the Company’s Common Stock at June 30, 2005 and 4,599 shares at June 30, 2006 at a conversion price of $5.00 and interest on convertible debt of $417 for the three months ended June 30, 2005 and $793 and $829 for the six months ended June 30, 2006 and 2005.

(4)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 60 and 63 were excluded from the calculations for the three and six months ended June 30, 2005 as their effect was anti-dilutive.

6. Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method:

Option awards granted, modified or settled after the date of adoption are required to be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with SFAS No. 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense.

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

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $3.45 and $1.51 for the six months ended June 30, 2006 and 2005, respectively. The following assumptions were used to value stock option grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.6%	53.5%	61.8%	53.4%
Risk-free interest rate	5.0%	4.1%	4.8%	4.2%
Forfeiture rate	1.31%	1.0%	1.3%	1.2%
Expected life (in years)	7.3	8.0	7.3	7.9

Compensation cost for options granted was recognized on an accrual amortization method over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Salaries, wages and benefits:
Stock option expense	$ 220	$ 340
Restricted stock expense	63	121
Total	$ 283	$ 461

Tax Benefit	$ -	$ -

As of June 30, 2006, there was $1.6 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.6 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. The condensed consolidated statement of cash flows for the quarters ended June 30, 2006 and June 30, 2005 did not include any tax benefits.

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock (“Common Stock”) at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accrual method of expense recognition under SFAS 123(R).

The Company’s 1995 Stock Option Plan expired on April 25, 2005 and the remaining 2,548,900 shares of Common Stock reserved for issuance under the Plan are no longer available for future grants. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first anniversary, 30% after the second year and the remaining 40% after the third anniversary, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants as of June 30, 2006. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first anniversary and the remaining 33⅓% after the second anniversary. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant restricted stock and options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 379,327 shares are available for future grants at June 30, 2006. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant; and the remaining 33⅓% upon the third anniversary of the date of grant unless otherwise determined, and have a maximum term of 10 years.

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

The total intrinsic value of options exercised in the second quarter of 2006 was $0.1 million. Cash received from option exercises during the three months ended June 30, 2006 was $0.1 million. There was one exercise in second quarter 2005.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Average Intrinsic Value (000s)

Outstanding at December 31, 2005	3,292,541	$10.37
Granted	319,208	5.15
Exercised	(73,905)	2.91
Forfeited or expired	(62,784)	13.60
Outstanding at June 30, 2006	3,475,060	$9.96	6.1	$3,717

Exercisable at June 30, 2006	2,925,331	$11.00	6.0	$3,344

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Outstanding December 31, 2005	179,502	$1.82
Granted	107,200	$5.16
Vested	-	-
Restricted at June 30, 2006	286,702	$3.07

Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense was only recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for the three months and six months ended June 30, 2005 would have been reduced to the following pro forma amounts, in thousands except per share amounts:

Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$ (8,176)	$ (24,113)
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of related tax effects	36	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(439)

Pro forma net loss	$ (8,301)	(24,495)

Loss per share:
Basic – as reported	$ (0.47)	$ (1.38)
Basic – pro forma	$ (0.47)	$ (1.40)

Diluted – as reported	$ (0.47)	$ (1.38)
Diluted – pro forma	$ (0.47)	$ (1.40)

7. Income Tax

The effective tax rate is 0% for the six-month period ended June 30, 2006. As of June 30, 2006, the Company has a future federal tax benefit of $26.3 million, which will begin to expire in 2023 and approximately $9.3 million in state tax benefit, which began to expire in 2005. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company ceased recording federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of the second quarter of 2005. For the quarter ended June 30, 2006, the Company did not record income tax expense, due to unrecorded accumulated losses.  Due to the uncertainty of realizing the benefit of the net operating losses, as of June 30, 2006, the Company has recorded a valuation allowance of $26.3 million on the federal tax benefit and $9.3 million on the state tax benefit.

8. Comprehensive Income/(Loss)

As of June 30, 2006, the total balance of accumulated other comprehensive income includes $2.5 million for unrealized gains on fuel collars and a $0.6 million (net of tax) loss for additional minimum pension liability. The comprehensive income was $2.8 million and a loss of $21.2 million for the six months ended June 30, 2006 and 2005, respectively.

9. Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2006, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2007. This extension includes a provision that allows the credit card processor to change the holdback percentage at any time up to 100%.  As of

June 30, 2006, the restricted cash amount represented 90% of the credit card processor’s risk, or approximately $56.0 million.

The Company also has agreements with American Express, Diners Club and Discover. As of June 30, 2006, American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $57.0 million in restricted cash for MasterCard/Visa and American Express). Other credit card processors may require holdbacks in the future as well. The aggregate amount of additional holdback if all processors required 100% as of June 30, 2006 was approximately $19.9 million.

10. Retirement and Benefit Plans

The pension and post-retirement medical costs for the three- and six-month periods ended June 30, 2006 and 2005, respectively, includes the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Components of Net Periodic
Benefit Cost
Service cost	$406	$363	$812	$726	$79	$109	$158	$218
Interest cost	368	338	736	676	69	98	138	196
Expected return on assets	(123)	(94)	(246)	(188)	-	-	-	-
Amortization of:
Prior service cost	80	80	160	160	(124)	(98)	(248)	(196)
Actuarial loss	130	133	260	266	33	45	66	90
Plan amendment	-	-	-	-	-	(83)	-	(167)
Total net periodic benefit cost	$861	$820	$1,722	$1,640	$57	$71	$114	$141

In first quarter 2005, the Company amended the Postretirement Welfare Plan (the “Plan”). The amendment reduced the ongoing annual expense by $1.1 million. The Company will amortize the effect of the plan amendment on the recorded liability over the estimated remaining service period for the affected employees.

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $1.6 million to its qualified pension plan in September 2006. As of June 30, 2006, no contributions have been made.

11. Restricted Cash

In conjunction with resolution of a routine comment letter from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) regarding the cash flow presentation, the Company has revised its presentation to classify cash flows related to restricted cash in the operating activities section of the Statement of Cash Flows to more appropriately reflect the nature of the restricted cash activities.

For the six months ended June 30, 2006, operating cash flows related to restricted cash totaled $22.8 million and are reported as a component of operating activities in the Unaudited Condensed Statements of Cash Flows.

The Company has reclassified the cash flows related to restricted cash from investing activities to operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 to conform to the June 30, 2006 presentation. For the six months ended June 30, 2005, the net cash provided by operating activities decreased by $15.3 million to $4.7 million and net cash used in investing activities increased by $15.3 million to $3.3 million.

12. New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes:  an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006 and Midwest Air Group will adopt FIN No. 48 as of December 31, 2006, the beginning of the company’s fiscal-2007 year.  The company is assessing the impact the adoption of FIN No. 48 will have on the company’s consolidated financial position and results of operations. The Company does not believe there will be an adverse affect on the Company's financial results.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

(Dollars in millions)	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Net Change	2006	2005	Net Change
Total Operating Revenue	$ 176.9	$ 131.6	$ 45.3	$ 327.6	$ 243.6	$ 84.0
Total Operating Expenses	$ 169.3	$ 139.7	$ 29.6	$ 329.4	$ 267.7	$ 61.7
Operating Income/(Loss)	$ 7.5	$ (8.2)	$ 15.7	$ (1.7)	$ (24.1)	$ 22.4
Net Income/(Loss)	$ 8.8	$ (8.2)	$ 17.0	$ 0.1	$ (24.1)	$ 24.2

In the second quarter of 2006, Midwest Air Group continued to pursue its goals of increasing revenue, reducing overall and unit costs, and increasing capacity. As a result of these efforts, the Company posted record revenue passenger miles (“RPMs”), higher load factors and improved yield (passenger revenue per RPM).

During second quarter 2006, total Company revenue increased $45.3 million or 34.4%, with a 28.6% increase in passenger traffic (measured in RPMs) on 16.7% more available seat miles (“ASMs”). RPM growth exceeded the growth of ASMs, resulting in a load factor increase of 7.5 percentage points to 81.3%. Favorable competitive changes contributed to this increase as Northwest Airlines exited markets where they formerly competed nonstop with the Company. More broadly, domestic industry capacity decreased quarter over quarter, contributing to improvements in yield and load factors. These increases are reflected in the Company’s market share in both Milwaukee and Kansas City, where the former increased to 51.2% compared with 45.8% for the same period last year, and the latter increased to 10.6% compared with 7.9% for the same period last year. These market conditions and the Company’s revenue strategies positively impacted revenue per available seat mile (“RASM”), which increased 15.2% in the second quarter of 2006 to 13.05¢ compared with 11.33¢ in the second quarter of 2005.

Yield increased 6.0% during the quarter to 14.52¢ from 13.70¢ in the second quarter of 2005. The Company benefited from a number of industrywide fare increase initiatives. The Company also continued to focus on revenue management actions, which resulted in yield improvement through better pricing management.

Total operating expenses increased $29.6 million, or 21.2%, in second quarter 2006 compared with second quarter 2005. Fuel expense increased $20.0 million, representing 67.7% of the total increase, primarily due to a fuel price increase of 29.6%. In addition, fuel consumption increased 15.3% from 23.3 million gallons to 26.9 million gallons compared with the same prior year period, primarily due to a 12.7% increase in block hours. The growth of the Boeing 717 fleet resulted in a $2.8 million increase in aircraft rental expense, which represents 9.6% of the $29.6 million increase. Station rental, landing and other fees increased $2.2 million compared with 2005 due to an increase in the number of flights and higher utilization of the fleet during the period. Aircraft maintenance, materials and repairs decreased $1.4 million.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended June 30,		Six Months Ended June 30,

Midwest Air Group	2006	2005	2006	2005
Scheduled Service Revenue Passenger Miles (000s)	1,091,136	848,635	2,035,427	1,604,339
Scheduled Service Available Seat Miles (000s)	1,341,943	1,149,674	2,661,810	2,239,072
Total Available Seat Miles (000s)	1,355,156	1,161,391	2,703,490	2,272,687
Load Factor (%)	81.3%	73.8%	76.5%	71.7%
Revenue Yield	$0.1452	$0.1370	$0.1424	$0.1326
Passenger Revenue per Schd. Svc. ASM	$0.1181	$0.1011	$0.1089	$0.0950
Total Revenue per Total ASM	$0.1305	$0.1133	$0.1212	$0.1072
Total Cost per Total ASM	$0.1250	$0.1203	$0.1218	$0.1178
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0802	$0.0854	$0.0799	$0.0844
Number of Flights	28,091	26,446	55,174	51,215
Into-plane Fuel Cost per Gallon	$2.25	$1.74	$2.14	$1.67
Full-time Equivalent Employees at End of Period	2,984	2,775	2,984	2,775
Aircraft in Service at End of Period	56	54	56	54

Midwest Airlines Operations
Origin & Destination Passengers	969,396	757,471	1,797,070	1,419,221
Scheduled Service Revenue Passenger Miles (000s)	1,021,628	787,011	1,907,663	1,488,306
Scheduled Service Available Seat Miles (000s)	1,244,802	1,054,049	2,470,779	2,049,351
Total Available Seat Miles (000s)	1,258,015	1,065,745	2,512,092	2,082,699
Load Factor (%)	82.1%	74.7%	77.2%	72.6%
Revenue Yield	$0.1297	$0.1190	$0.1266	$0.1153
Passenger Revenue per Schd. Svc. ASM	$0.1064	$0.0888	$0.0978	$0.0837
Total Revenue per Total ASM	$0.1208	$0.1032	$0.1120	$0.0979
Total Cost per Total ASM	$0.1151	$0.1108	$0.1116	$0.1074
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0727	$0.0782	$0.0719	$0.0763
Average Passenger Trip Length (miles)	1,054	1,039	1,062	1,049
Number of Flights	13,662	11,349	26,626	21,456
Into-plane Fuel Cost per Gallon	$2.25	$1.72	$2.13	$1.66
Full-time Equivalent Employees at End of Period	2,006	1,813	2,006	1,813
Aircraft in Service at End of Period	36	32	36	32

Midwest Connect Operations
Origin & Destination Passengers	218,527	210,677	411,029	397,411
Scheduled Service Revenue Passenger Miles (000s)	69,508	61,625	127,764	116,033
Scheduled Service Available Seat Miles (000s)	97,141	95,625	191,031	189,721
Total Available Seat Miles (000s)	97,141	95,646	191,398	189,989
Load Factor (%)	71.6%	64.4%	66.9%	61.2%
Revenue Yield	$0.3740	$0.3668	$0.3771	$0.3553
Passenger Revenue per Schd. Svc. ASM	$0.2676	$0.2364	$0.2522	$0.2173
Total Revenue per Total ASM	$0.2989	$0.2509	$0.2834	$0.2281
Total Cost per Total ASM	$0.2960	$0.2510	$0.2975	$0.2506
Total Cost per Total ASM (ex-fuel cost) (1)	$0.2212	$0.1913	$0.2264	$0.1932
Average Passenger Trip Length (miles)	318	293	311	292
Number of Flights	14,429	15,097	28,548	29,759
Into-plane Fuel Cost per Gallon	$2.31	$1.82	$2.18	$1.73
Full-time Equivalent Employees at End of Period	978	962	978	962
Aircraft in Service at End of Period	20	22	20	22

(1) Non-GAAP measurement.  See non-GAAP disclosures on page 19.

Note:  All statistics exclude charter operations except the following:  Total Available Seat Miles (“ASM’s”), Total Cost per Total ASM, into-plane Fuel Cost, Number of Employees and Aircraft in Service.  Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues:

	Three Months Ended June 30,						Six Months Ended June 30,
	2006			2005			2006			2005
	Per Total		% of	Per Total		% of	Per Total		% of	Per Total		% of
	ASM		Revenue	ASM		Revenue	ASM		Revenue	ASM		Revenue
Operating Revenues:
Passenger service	11.69	¢	89.6%	10.01	¢	88.3%	10.72	¢	88.4%	9.36	¢	87.3%
Cargo	0.15		1.1%	0.13		1.1%	0.15		1.2%	0.14		1.3%
Other	1.21		9.3%	1.19		10.5%	1.25		10.4%	1.22		11.4%
Total Operating Revenues	13.05		100.0%	11.33		100.0%	12.12		100.0%	10.72		100.0%

Operating Expenses:
Salaries, wages and benefits	3.08		23.6%	3.14		27.7%	2.99		24.7%	3.21		30.0%
Aircraft fuel and oil	4.47		34.3%	3.49		30.8%	4.20		34.6%	3.33		31.1%
Commissions	0.36		2.7%	0.30		2.6%	0.33		2.7%	0.28		2.6%
Dining services	0.16		1.3%	0.26		2.3%	0.16		1.3%	0.22		2.0%
Station rental, landing, other fees	0.93		7.1%	0.89		7.9%	0.98		8.1%	0.96		8.9%
Aircraft maint., materials and repairs	0.89		6.8%	1.16		10.2%	0.91		7.5%	1.09		10.1%
Depreciation and amortization	0.28		2.1%	0.35		3.1%	0.28		2.3%	0.36		3.4%
Aircraft rentals	1.17		9.0%	1.12		9.9%	1.15		9.5%	1.08		10.1%
Impairment Loss	0.00		0.0%	0.00		0.0%	0.00		0.0%	0.00		0.0%
Other	1.16		8.9%	1.32		11.6%	1.18		9.8%	1.25		11.6%
Total Operating Expenses	12.50	¢	95.7%	12.03	¢	106.2%	12.18	¢	100.5%	11.78	¢	109.9%

Total ASMs (000s)	1,355,156			1,161,391			2,703,490			2,272,687

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

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel

	Three Months Ended			Six Months Ended
	June 30,			March 31,
	2006	2005	%	2006	2005	%
Midwest Air Group
Total GAAP operating expenses ($000)	$ 169,333	$ 139,747	21.2%	$ 329,363	$ 267,682	23.0%
ASMs (000)	1,355,156	1,161,391	16.7%	2,703,490	2,272,687	19.0%
CASM	$ 0.1250	$ 0.1203	3.8%	$ 0.1218	$ 0.1178	3.4%

Total GAAP operating expenses ($000)	$ 169,333	$ 139,747	21.2%	$ 329,363	$ 267,682	23.0%
Less: aircraft fuel ($000)	$ 60,599	$ 40,555	49.4%	$ 113,424	$ 75,760	49.7%

Operating expenses excluding fuel ($000)	$ 108,734	$ 99,192	9.6%	$ 215,939	$ 191,922	12.5%
ASMs (000)	1,355,156	1,161,391	16.7%	2,703,490	2,272,687	19.0%
CASM excluding fuel	$ 0.0802	$ 0.0854	-6.1%	$ 0.0799	$ 0.0844	-5.4%

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$ 144,737	$ 118,136	22.5%	$ 280,474	$ 223,670	25.4%
ASMs (000)	1,258,015	1,065,745	18.0%	2,512,092	2,082,699	20.6%
CASM	$ 0.1151	$ 0.1108	3.8%	$ 0.1116	$ 0.1074	4.0%

Total GAAP operating expenses ($000)	$ 144,737	$ 118,136	22.5%	$ 280,474	$ 223,670	25.4%
Less: aircraft fuel ($000)	$ 53,332	$ 34,839	53.1%	$ 99,811	$ 64,849	53.9%

Operating expenses excluding fuel ($000)	$ 91,405	$ 83,297	9.7%	$ 180,663	$ 158,821	13.8%
ASMs (000)	1,258,015	1,065,745	18.0%	2,512,092	2,082,699	20.6%
CASM excluding fuel	$ 0.0727	$ 0.0782	-7.0%	$ 0.0719	$ 0.0763	-5.7%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$ 28,750	$ 24,009	19.7%	$ 56,950	$ 47,618	19.6%
ASMs (000)	97,141	95,646	1.6%	191,398	189,989	0.7%
CASM	$ 0.2960	$ 0.2510	17.9%	$ 0.2975	$ 0.2506	18.7%

Total GAAP operating expenses ($000)	$ 28,750	$ 24,009	19.7%	$ 56,950	$ 47,618	19.6%
Less: aircraft fuel ($000)	$ 7,267	$ 5,715	27.2%	$ 13,613	$ 10,910	24.8%

Operating expenses excluding fuel ($000)	$ 21,483	$ 18,294	17.4%	$ 43,337	$ 36,708	18.1%
ASMs (000)	97,141	95,646	1.6%	191,398	189,989	0.7%
CASM excluding fuel	$ 0.2212	$ 0.1913	15.6%	$ 0.2264	$ 0.1932	17.2%

Note:  Numbers and totals in this table may not be recalculated due to rounding.

Three Months Ended June 30, 2006

Compared With Three Months Ended June 30, 2005

Operating Revenues

Company operating revenues totaled $176.9 million in second quarter 2006, an increase of $45.3 million, or 34.4%, from second quarter 2005. Passenger revenues accounted for 89.6% of total revenues and increased $42.2 million, or 36.3%, from second quarter 2005 to $158.5 million. The increase is attributable to a 7.5 percentage point increase in load factor coupled with a 6.0% increase in yield, resulting in a 16.8% increase in PRASM (Passenger Revenue Per Scheduled Service ASM).

Midwest Airlines passenger revenue increased $38.8 million, or 41.5%, from second quarter 2005 to $132.5 million in second quarter 2006. Much of the increase in revenue was volume-related, with scheduled service revenue passenger miles (“passenger traffic”) increasing 29.8% year over year on an 18.1% increase in scheduled service available seat miles, resulting in a 7.4 percentage point increase in load factor from 74.7% to 82.1%. The revenue growth was due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements that included frequency increases and aircraft upgrades that started in second quarter 2005. Pricing changes also positively affected revenue, with yield increasing 9.0% to 12.97¢ from 11.90¢ in second quarter 2005, the result of industrywide fare increases and revenue initiatives. As a result, PRASM increased 19.8% in second quarter 2006 to 10.64¢ from 8.88¢ in second quarter 2005.

Midwest Airlines total operating revenue increased $42.0 million, or 38.2%, to $152.0 million from second quarter 2005. Total capacity, as measured by scheduled service ASMs, increased 18.1%, primarily due to a 20.4% increase in the number of segments (one take-off and landing). The increase in total capacity resulted from the addition of six Boeing 717 aircraft and increased utilization of the existing fleet, partially offset by the removal of two MD-80 aircraft.

Midwest Connect passenger revenue increased $3.4 million, or 15.0%, from second quarter 2005 to $26.0 million in second quarter 2006. Passenger traffic increased 12.8% in second quarter 2006 compared with the same period in 2005, and yield increased 2.0%. Load factor increased 7.1 percentage points to 71.6% from 64.4% during the period. Midwest Connect total operating revenue increased $5.0 million, or 21.0%, to $29.0 million from second quarter 2005.

The Company’s revenue from cargo and other services increased $3.1 million, or 20.0%, from second quarter 2005 to $18.4 million in second quarter 2006. The increase was primarily due to higher ticket related fees ($1.2 million), mail and freight revenue ($0.5 million), charter revenue ($0.5 million), frequent flyer credit card revenue ($0.3 million), and buy-onboard meals and entertainment ($0.2 million).

Operating Expenses

Company operating expenses increased $29.6 million, or 21.2%, from second quarter 2005 to $169.3 million in second quarter 2006. The increase was primarily due to higher fuel costs ($20.0 million); salaries, wages and benefits ($5.3 million); aircraft rentals ($2.8 million); station rental, landing and other fees ($2.2 million); and commissions ($1.4 million). In second quarter 2006, cost per available seat mile (“CASM”) increased by 0.46¢

to 12.50¢, or 3.8%.  A Non-GAAP measure that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 0.52¢ or 6.1% to 8.02¢.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $5.3 million, or 14.6%, from second quarter 2005 to $41.8 million in second quarter 2006. The labor increase was primarily due to $3.2 million in additional flight crew and inflight pay on a 12.7% increase in block hours, as well as insourcing the commissary operations for buy-onboard meal service ($0.5 million). Total benefit costs for the quarter decreased $0.6 million. The decrease was primarily attributable to a reduction in medical insurance costs ($1.2 million), partially offset by increased workers’ compensation ($0.5 million) and other benefit costs. On a cost per ASM basis, labor costs decreased from 3.14¢ in second quarter 2005 to 3.08¢ in 2006.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes increased $20.0 million, or 49.4%, from second quarter 2005 to $60.6 million in second quarter 2006. Into-plane fuel prices increased 29.3% in second quarter 2006, averaging $2.25 per gallon versus $1.74 per gallon in 2005, resulting in a $13.9 million unfavorable price impact (calculated by applying 2005 prices to actual gallons consumed in 2006 and comparing the result with actual 2006 expense). The fuel consumption increase resulted in an $6.2 million unfavorable impact in the quarter (calculated by applying 2005 prices to the actual change in gallons consumed in 2006 relative to 2005), primarily as a result of an increase in the number of block hours.

Commissions

Travel agent commissions and commissions related to credit card transactions increased $1.4 million, or 38.9%, from second quarter 2005 to $4.8 million in second quarter 2006. The increase was primarily due to a 36.3% increase in passenger service revenue.

Dining Services

Dining service costs decreased $0.8 million, or 26.5%, from second quarter 2005 to $2.2 million in second quarter 2006. Decreases in service fees from an outside vendor ($0.9 million) were partially offset by increases in non-liquor beverages ($0.2 million) and meal costs ($0.1 million).

Station Rental, Landing and Other Fees

Station rentals and landing fees increased $2.2 million, or 21.6%, from second quarter 2005 to $12.6 million in second quarter 2006. The increase is primarily due to an increase in station rental fees ($1.2 million), ground handling and landing fees ($0.5 million).

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance materials and repair costs decreased $1.4 million, or 10.5%, from second quarter 2005 to $12.0 million in second quarter 2006. A $2.1 million decrease in purchased engine maintenance programs for the Company’s MD-80s was partially offset by a $1.1 million increase in purchased engine maintenance for the Company’s Boeing 717 aircraft.

Depreciation and Amortization

Depreciation and amortization decreased $0.3 million, or 8.5%, from second quarter 2005 to $3.7 million in second quarter 2006. On a cost per ASM basis, these costs decreased 21.6%. Depreciation was lower as two MD-80 aircraft were sold; one in the fourth quarter of 2005 and one in the second quarter of 2006.

Aircraft Rentals

Aircraft rental costs increased $2.8 million, or 21.9%, from second quarter 2005 to $15.8 million in second quarter 2006. The increase was primarily related to the addition of six leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter. On a cost per ASM basis, costs increased 4.5%.

Other

Other operating expenses increased $0.4 million, or 2.4%, from second quarter 2005 to $15.7 million in second quarter 2006. The cost increases were primarily due to booking fees ($0.8 million), crew expenses ($0.4 million) and insurance ($0.3 million), partially offset by decreases in advertising expenses ($0.9 million). On a cost per ASM basis, other operating expenses decreased 12.3%.

Other (Expense)/Income

Other income increased $1.3 million from second quarter 2005 due to higher interest income ($1.2 million) and lower interest expense ($0.1 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s long-term debt related to aircraft and convertible debt.

Income Tax

There was no provision for income taxes for second quarter 2006 and 2005. The Company no longer records income tax benefit on losses, due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities.

Net Income/(Loss)

Net income for second quarter 2006 was $8.8 million, an improvement of $17.0 million from the second quarter 2005 net loss of ($8.2) million.

Six Months Ended June 30, 2006

Compared With Six Months Ended June 30, 2005

Operating Revenues

Company operating revenues totaled $327.6 million for the six months ended June 30, 2006, an increase of $84.0 million, or 34.5%, from the first six months of 2005. Passenger revenues accounted for 88.4% of total revenues and increased $77.0 million, or 36.2%, from the same period last year, to $289.7 million. The increase was attributable to a 26.9% increase in passenger traffic, as measured by RPMs, and a 7.3% increase in yield. Load factor increased 4.8 percentage points from 71.7% in 2005 to 76.5% in 2006.

Midwest Airlines passenger revenue increased $70.0 million, or 40.8%, from 2005 to $241.6 million in 2006. This increase was primarily the result of a 28.2% increase in passenger traffic, as measured by RPMs, and a 9.9% increase in yield. Load factor increased to 77.2% in 2006 from 72.6% in 2005. Capacity, as measured by scheduled service ASMs, increased 20.6% on a 24.1% increase in the number of segments.

Midwest Connect passenger revenue increased $7.0 million, or 16.9%, from 2005 to $48.2 million in 2006. Passenger traffic increased 10.1% compared with the same period in 2005, and yield increased 6.2%. Load factor increased 5.7 percentage points to 66.9% from 61.2% in the same period last year.

The Company’s revenue from cargo and other services increased $7.1 million, or 22.9%, from 2005 to $37.9 million in 2006. The increase was primarily due to charter revenues ($2.4 million), ticket fees ($2.3 million), onboard meals and entertainment ($1.4 million), and frequent flyer credit card revenues ($0.7 million).

Operating Expenses

Company operating expenses increased $61.7 million, or 23.0%, from 2005 to $329.4 million in 2006. The increase was due to higher fuel costs ($37.7 million); salaries, wages and benefits ($7.8 million); aircraft rentals ($6.6 million); station rental, landing and other fees ($4.8 million); commissions ($2.4 million); booking fees ($1.6 million); crew expense ($0.7 million); and insurance ($0.5 million). The Company’s cost per ASM increased 3.4%. CASM excluding fuel decreased 0.45¢, or 5.4%, to 7.99¢.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $7.8 million, or 10.6%, from 2005 to $80.8 million in 2006. The labor increase was primarily due to $5.4 million in additional flight crew pay on a 13.9% increase in block hours, and dining service costs of $1.4 million. Fringe benefit expense decreased $1.8 million driven by changing to a self-insured medical program ($1.6 million), partially offset by an increase in workers’ compensation costs ($0.8 million). On a cost per ASM basis, labor costs decreased from 3.21¢ in 2005 to 2.99¢ in 2006.

Aircraft Fuel and Oil

Aircraft fuel and oil and associated taxes increased $37.7 million, or 49.7%, from 2005 to $113.4 million in 2006. Into-plane fuel prices increased 27.9% in 2006, averaging $2.14 per gallon in 2006 versus $1.67 per gallon in 2005, resulting in a $24.8 million unfavorable price impact (calculated by applying 2005 prices to actual gallons consumed in 2006 and comparing the result to actual 2006 expense). The fuel consumption increase resulted in a $12.9 million unfavorable impact (calculated by applying 2005 prices to the actual increase in gallons consumed in 2006 relative to 2005), primarily as a result of a 13.9% increase in block hours.

Commissions

Commissions for travel agents and commissions related to credit card transactions increased $2.4 million, or 37.9%, from 2005 to $8.8 million in 2006. On a cost per ASM basis, commissions increased 15.9% from 2005. The increase was primarily due to a 36.2% increase in passenger service revenue.

Dining Services

Dining service costs decreased $0.7 million, or 13.3%, from 2005 to $4.3 million in 2006. The decrease was primarily due to reduced service fees ($2.2 million). This was partially offset by an increase in meal costs ($0.7 million), beverages ($0.5 million) and subscriptions ($0.2 million). On a cost per ASM basis, dining service costs decreased 27.1%.

Station Rental, Landing and Other Fees

Station rental, landing and other fees increased $4.8 million, or 22.1%, from 2005 to $26.6 million in 2006. The increase was primarily due to the increase in flights, resulting in higher costs for station rental ($1.7 million), landing fees ($1.1 million), ground handling ($1.0 million), and security ($0.4 million).

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repairs expense was unchanged from 2005 at $24.7 million. On a cost per ASM basis, aircraft maintenance and repairs decreased 15.9%.

Depreciation and Amortization

Depreciation and amortization decreased $0.6 million, or 8.1%, from 2005 to $7.6 million in 2006. On a cost per ASM basis, these costs decreased 22.7%. Depreciation was lower as two MD-80s were sold.

Aircraft Rentals

Aircraft rental costs increased $6.6 million, or 27.0%, from 2005 to $31.2 million in 2006. These costs increased $6.2 million due to the addition of six additional leased Boeing 717 aircraft to the Midwest Airlines fleet. On a cost per ASM basis, aircraft rentals increased 6.8%.

Other

Other operating expenses increased $3.7 million, or 13.1%, from 2005 to $32.0 million in 2006. The increase was primarily due to increases in booking fees ($1.6 million) due to higher passenger volume, crew expenses ($0.7 million), passenger insurance ($0.5 million), advertising and promotions ($0.4 million), ground services ($0.3 million), telecommunications ($0.3 million), and property taxes ($0.2 million), partially offset by decreases in legal fees ($0.8 million). On a cost per ASM basis, other operating expenses decreased 4.9%.

Other (Expense)/Income

Other income increased $2.0 million from 2005 due to higher interest income ($1.9 million) and lower interest expense ($0.1 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s long-term debt related to aircraft and convertible debt.

Income Tax

Income tax credit for the first six months of 2006 was $0.0 million, a decrease of $0.1 million from 2005. The Company no longer records income tax benefit on losses, due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities.

Net Income/(Loss)

Net income for the first six months of 2006 was $0.1 million, an increase of $24.2 million from the 2005 net loss of ($24.1) million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $99.0 million at June 30, 2006, compared with $99.0 million at December 31, 2005. At June 30, 2006, the restricted cash balance was $61.6 million, compared with $38.8 million on December 31, 2005. The change in restricted cash is primarily attributable to an increase in the cash holdback amount due to an increase in the volume of advance ticket sales related to the credit card processing agreement for MasterCard/Visa transactions.

As of June 30, 2006, the Company had a working capital surplus of $25.2 million compared with a $4.8 million surplus on December 31, 2005. The increase in working capital as of June 30, 2006 is primarily related to an increase in restricted cash and decreases in unearned revenue and accrued liabilities partially offset by an increase in air traffic liability.

Operating Activities

Net cash used in operations for the six months ended June 30, 2006 totaled $5.2 million. Cash used in operations reflects the $0.1 million net income earned during the six months ended June 30, 2006, a $22.8 million increase in restricted cash, a $12.3 million decrease in unearned revenue primarily from the Company’s frequent flyer program and partially offset by a $29.4 million increase in air traffic liability due to increased sales for future flights.

Investing Activities

Net cash generated by investing activities for the six months ended June 30, 2006 totaled $12.7 million. This includes $12.0 million of returns of purchase deposits and pre-delivery progress payments related to the deliveries of Boeing 717 aircraft and $1.2 million from the sale of an MD-80 aircraft, partially offset by $1.8 million of capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2006 was $7.6 million, primarily related to the payoff of debt to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with progress payments for three Boeing 717 aircraft delivered to the Company during 2006. The progress payments were originally provided to The Boeing Company (“Boeing”) by KfW on behalf of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”).

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. As of June 30, 2006, the Company’s loan agreement has been extinguished due to the delivery of the 25th and final Boeing 717 aircraft in second quarter 2006.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. As of June 30, 2006, the Company owed $2.5 million under the Basic Moratorium Notes.

As a result of the restructuring of the lease and debt agreements, the Company significantly reduced its obligations compared with the obligations under the previous lease and debt agreements. The amount of such contingent obligation is approximately $43.1 million as of June 30, 2006. This contingent obligation terminated July 16, 2006.

2006 and Beyond

The competitive revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for remainder of 2006 and beyond. Absent factors outside the control of the Company such as terrorist attacks or heightened fear of terrorist attacks, substantial deterioration in the industry revenue environment and significant increases in fuel prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2006.

Key cash flow items for 2006 and beyond include:

●

Anticipated total capital spending of approximately $8 million for 2006 and similar spending annually in 2007 and 2008. The Company expects the majority of spending to be for aircraft and related parts. Some of the capital spending will be funded using credit memos.

●	Estimated net interest income of $3.5 million in 2006.
●	Non-cash expenses arising primarily from depreciation contributing approximately $15.0 million to annual cash flow in 2006.
●	Estimated defined benefit pension plan contributions of approximately $1.6 million in 2006.
●	Payment of principal on the Basic Moratorium Note for 2006 totaling approximately $2.7 million, ending with principal payments of $1.2 million in 2007.

Forward-Looking Statements

This Form 10-Q filing, particularly the “Pending Developments” section below and the “Overview” and “2006 and Beyond” sections above, contains forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the following:

●	the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;
●	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
●	increases in fuel costs or the failure of fuel costs to decline;
●	uncertainties related to jet fuel availability;
●	the Company’s inability to benefit from premium pricing;
●	the Company’s inability to differentiate its product from competing products;
●	the Company’s inability to effectively compete;
●	uncertainties related to competitive actions in the Milwaukee market;

●	uncertainties related to acquisition of aircraft;
●	uncertainties related to general economic factors;
●	uncertainties concerning the Company’s ability to attract and retain people in key positions;
●	adverse scheduling developments;
●	adverse industry conditions;
●	decline in labor relations;
●	costly government regulations, including increased costs for compliance with new or enhanced government regulations;
●	increases in insurance costs;
●	more frequent aircraft maintenance and refurbishment schedules;
●	potential delays related to acquired aircraft;
●	interest rate fluctuations;
●	increased costs for security-related measures;
●	potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions; and
●	terrorist attacks or fear of terrorist attacks and other world events, including U.S. military involvement in overseas operations.

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

Recent Developments

Property Tax Exemption – On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc., against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $2.0 million annually. However, the Company estimated savings could be as high as $7.0 million annually by 2010. The State of Wisconsin appealed the ruling. The Company had intervened in the case and joined in the appeal. On July 7, 2006 the Supreme Court of the State of Wisconsin returned a favorable verdict in this case, which means the Company will retain a tax-exempt status related to Wisconsin property taxes on aircraft and associated equipment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As of July 18, 2006, 25.1% of third quarter and 24.8% of fourth quarter 2006 estimated fuel consumption is hedged at an average ceiling price of $2.05 and $2.14 per gallon and an average floor price of $1.90 and $1.98 per gallon, respectively, which does not include into-plane costs that historically average 20.0¢ per gallon. The purpose of these hedges is to provide protection from rapidly escalating prices. Additionally, there are hedges in place for first quarter 2007 for approximately 18.8% and second quarter 2007 for approximately 9.4% of total expected fuel usage.

As of July 18, 2006, all the Company’s fuel collar agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit its exposure to a single counterparty.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Company’s chairman of the board, president and chief executive officer and the Company’s senior vice president and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 26, 2006, the following individuals were elected to the Board of Directors:

Authority Granted

Authority Withheld

Samuel K. Skinner

15,706,847

185,813

Elizabeth T. Solberg

15,710,291

182,369

Richard H. Sonnentag

15,713,968

178,692

The terms of office for the following directors continued after the Company’s Annual Meeting:
John F. Bergstrom, Timothy E. Hoeksema, Ulice Payne, Jr., David H. Treitel and Frederick P. Stratton, Jr.

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

 July 26, 2006

By /s/ Timothy E. Hoeksema

Timothy E. Hoeksema

Chairman of the Board, President and

Chief Executive Officer

Date:

 July 26, 2006

By /s/ Curtis E. Sawyer

Curtis E. Sawyer

Senior Vice President and

Chief Financial Officer

EXHIBIT INDEX

MIDWEST AIR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit No.	Description
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.