Form 10-Q
period 2006-09-30
MIDWEST AIR GROUP INC
filed 2006-10-26
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of October 23, there were 18,604,442 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended September 30, 2006

INDEX

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Balance Sheet	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II – OTHER INFORMATION
Item 6.	Exhibits	29
SIGNATURES		30

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues:
Passenger service	$151,465	$121,602	$441,209	$334,373
Cargo	2,363	1,368	6,322	4,491
Other	14,731	13,666	48,648	41,359
Total operating revenues	168,559	136,636	496,179	380,223

Operating expenses:
Salaries, wages and benefits	38,747	36,751	119,518	109,770
Aircraft fuel and oil	61,468	48,090	174,891	123,849
Commissions	4,627	3,684	13,459	10,090
Dining services	2,149	2,497	6,431	7,436
Station rental, landing and other fees	11,965	11,294	38,523	33,043
Aircraft maintenance, materials and repairs	13,787	13,964	38,511	38,681
Depreciation and amortization	3,666	4,122	11,234	12,355
Aircraft rentals	16,571	13,037	47,773	37,596
Impairment loss	-	15,622	-	15,622
Other	15,152	14,692	47,154	42,993
Total operating expenses	168,132	163,753	497,494	431,435
Operating income/(loss)	427	(27,117)	(1,315)	(51,212)

Other (expense)/income:
Interest income	2,076	1,073	5,612	2,706
Interest expense	(819)	(881)	(2,493)	(2,673)
Total other (expense)/income	1,257	192	3,119	33

Income/(loss) before income tax credit	1,684	(26,925)	1,804	(51,179)
Income tax	-	-	-	140

Net income/(loss)	$1,684	$(26,925)	$1,804	$(51,039)

Income/(loss) per common share – basic:	$0.09	$(1.54)	$0.10	$(2.92)
Income/(loss) per common share – diluted:	$0.09	$(1.54)	$0.09	$(2.92)

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$91,256	$99,000
Accounts receivable, net	4,511	5,276
Inventories	8,560	8,772
Prepaid expenses	15,028	11,485
Restricted cash	56,646	38,780
Deferred income taxes	5,072	5,072
Total current assets	181,073	168,385
Property and equipment, net	151,115	158,822
Aircraft purchase deposits and pre-delivery progress payments	100	12,540
Other assets, net	13,508	11,597
Total assets	$345,796	$351,344

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,982	$12,730
Current maturities of long-term debt	2,645	3,469
Air traffic liability	89,745	63,862
Unearned revenue	16,143	33,115
Accrued liabilities:
Vacation pay	5,354	4,783
Accrued fuel purchases	-	8,211
Other	38,368	37,443
Total current liabilities	161,237	163,613

Long-term debt	43,638	46,880
Long-term debt on pre-delivery progress payments	-	9,455
Deferred income taxes	5,352	5,352
Accrued pension and other postretirement benefits	24,070	22,041
Deferred frequent flyer partner revenue	7,951	7,103
Deferred revenue, credits and gains	65,610	60,277
Other noncurrent liabilities	19,579	19,367
Total liabilities	327,437	334,088

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
19,119,898 shares issued in 2006 and 18,473,847 shares issued in 2005	191	185
Additional paid-in capital	49,747	47,000
Treasury stock, at cost; 708,635 shares in 2006 and 708,480 shares in 2005	(15,584)	(15,584)
Retained earnings	(11,448)	(13,253)
Accumulated other comprehensive income/(loss)	(4,547)	(838)
Unearned compensation restricted stock	-	(254)
Total shareholders' equity	18,359	17,256
Total liabilities and shareholders' equity	$345,796	$351,344

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005 *
Operating activities:
Net income/(loss)	$1,804	$(51,038)
Items not involving the use of cash:
Depreciation and amortization	11,234	12,355
Deferred income taxes	-	(287)
Impairment loss	-	15,622
Other, net	1,489	1,775

Changes in operating assets and liabilities:
Accounts receivable	765	(3,945)
Inventories	766	185
Prepaid expenses	(7,252)	(4,165)
Other assets	(2,759)	764
Accounts payable	(3,781)	5,131
Deferred frequent flyer partner revenue	1,561	(66)
Accrued liabilities	(5,721)	13,637
Unearned revenue	(17,685)	(371)
Accrued pension	2,029	1,345
Restricted cash	(17,866)	(19,736)
Air traffic liability	25,883	23,995
Other non-current liabilities	794	1,630
Net cash (used in) provided by operating activities	(8,739)	(3,169)

Investing activities:
Capital expenditures	(6,509)	(7,091)
Aircraft purchase deposits and pre-delivery progress payments	(100)	(8,729)
Return of purchase deposits and pre-delivery progress payments	11,957	10,487
Proceeds from sale of property and equipment	1,210	-
Other, net	1,358	1,086
Net cash (used in)/provided by investing activities	7,916	(4,247)

Financing activities:
Proceeds from pre-delivery progress borrowings	-	8,468
Payment of debt associated with progress payments	(9,100)	(8,710)
Other, net	2,179	2,410
Net cash (used in)/provided by financing activities	(6,921)	2,168

Net (decrease)/increase in cash and cash equivalents	(7,744)	(5,248)
Cash and cash equivalents, beginning of period	99,000	81,492
Cash and cash equivalents, end of period	$91,256	$76,244

Supplemental non-cash activities:
Non-cash incentives	$4,687	$4,574
Conversion of debt to common stock	1,424	199

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$242
Interest	1,937	2,152

See notes to unaudited condensed consolidated financial statements.
* Revised. See Footnote 11.

Midwest Air Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2006 and 2005 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2005 of Midwest Air Group, Inc. (the “Company”). The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.

2. Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc., doing business as Midwest Connect (“Skyway” or “Midwest Connect”), constitute the operating segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Financial information for the three- and nine-month periods ended September 30, 2006 and 2005, for the two segments, Midwest Airlines and Skyway, follows (in thousands).

Segment Information

Three Months Ended September 30, 2006

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$144,298	$28,289	($4,028)	$168,559
Income/(loss) before income tax	1,664	20	-	1,684
Income tax	-	-	-	-
Net income/(loss)	1,664	20	-	1,684

Three Months Ended September 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$114,106	$25,613	($3,083)	$136,636
Loss before income tax	(25,961)	(964)	-	(26,925)
Income tax	-	-	-	-
Net loss	(25,961)	(964)	-	(26,925)

Nine Months Ended September 30, 2006

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$425,736	$82,531	($12,088)	$496,179
Income/(loss) before income tax	5,398	(3,594)	-	1,804
Income tax	-	-	-	-
Net income/(loss)	5,398	(3,594)	-	1,804

Nine Months Ended September 30, 2005

	Midwest	Skyway	Elimination	Consolidated
Operating revenues	$317,970	$68,941	($6,688)	$380,223
Loss before income tax	(45,176)	(6,002)	-	(51,178)
Income tax	-	140	-	140
Net loss	(45,176)	(5,862)	-	(51,038)

Note: Numbers and totals in this table may not be recalculated due to rounding.

3. Derivative Instruments and Hedging Activities

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to fuel expense on the income statement. The Company does not purchase or hold any derivative financial instruments for trading purposes.

During the fourth quarter of 2004, the Company began hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of September 30, 2006, the Company had fuel hedge collars in place covering a percentage of the total fuel consumption for 2006. The collars for fourth quarter 2006 cover approximately 40% of the total estimated fuel consumption for the quarter with an average ceiling price of $2.22 per gallon and an average floor price of $2.01 per gallon, based on Gulf Coast Mean pricing; these prices do not include into-plane costs, which have historically been approximately $0.20 per gallon. As of September 30, 2006, there are collars in place that cover approximately 24%, 17% and 2% of the estimated fuel consumption for the first, second and third quarters of 2007. Ceiling prices are set on average at $2.34, $2.37 and $2.18 per gallon, and floor prices are set on average at $2.18, $2.22 and $2.02 per gallon, respectively. In the third quarter of 2006, the Company recorded $0.1 million as an addition to fuel expense due to the price of jet fuel purchased being below the fuel hedge collars. As of September 30, 2006, the Company recorded $3.9 million in accrued other liabilities for unrealized losses related to collar options, with an offset to accumulated other comprehensive loss. This amount will be reclassified to the income statement over the life of the collars.

4. Non-Cash Incentives

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft and engine lease payments, and engine maintenance agreements. As of September 30, 2006, unused credit memos totaled $1.4 million and are recorded as other assets in the unaudited condensed consolidated balance sheets. Midwest Airlines will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized on the income statement over the term of the related leases, whereas the related credit memo asset is being depleted as purchases are made.

5. Net Income/(Loss) Per Share

The following table is a reconciliation of the weighted average shares outstanding and net income/(loss) per share for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended
			September 30,
	2006	2005	2006	2005
Net Income/(Loss) Per Share – Basic:
Net income/(loss) (numerator)	$ 1,684	$ (26,925)	$ 1,804	$ (51,038)

Weighted average shares outstanding	18,030	17,509	17,858	17,490
(denominator)
Net Income/(Loss) per share – basic	$ 0.09	$ (1.54)	$ 0.10	$ (2.92)

Net Income/(Loss) Per Share – Diluted:
Net income/(loss) (numerator)	$ 1,684	$ (26,925)	$ 1,804	$ (51,038)

Plus income effect of interest on	$ 391	$ (0)	$ 0	$ (0)
convertible debt (3)
Net Income/(Loss) – assuming conversion	$ 2,076	$ (0)	$ 1,804	$ (0)

Weighted average shares outstanding (denominator)	18,030	17,509	17,858	17,490
Effect of dilutive securities:
Stock options (1)	1,069	-	972	-
Warrants (2)	371	-	246	-
Convertible debt (3)	4,599	-	-	-
Shares issuable under the Stock Plans for Outside Directors (4)	74	-	74	-
Weighted average shares outstanding assuming dilution (denominator)	24,143	17,509	19,150	17,490
Net Income/(Loss) per share – diluted	$ 0.09	$ (1.54)	$ 0.09	$ (2.92)

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Anti-dilutive securities are excluded from the computation of diluted earnings per share. These include options to purchase 1,216 and 3,304 shares of the Company’s Common Stock for the three-month periods ended September 30, 2006 and September 30, 2005, which were excluded from the computation of diluted earnings per share. Options to purchase 1,224 and 3,167 shares of the Company’s Common Stock for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively, were excluded as the effect on earnings per share was anti-dilutive.

(2)

Warrants issued by the Company were excluded from the calculation for the three- and nine- month periods ended September 30, 2005 as their effect was anti-dilutive. These represent 1,571 shares of the Company’s Common Stock at an exercise price of $4.72.

(3)

Convertible senior secured notes issued by the Company were excluded from the calculation for the three- and nine-month periods ended September 30, 2005 and the nine months ended September 30, 2006 as their effect was anti-dilutive. These represent 4,884 shares of the Company’s Common Stock at September 30, 2005 and 4,599 shares at September 30, 2006 at a conversion price of $5.00 and interest on convertible debt of $420 for the three months ended September 30, 2005 and $1,185 and $1,249 for the nine months ended September 30, 2006 and 2005 respectively.

(4)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 64 and 63 were excluded from the calculations for the three- and nine- month periods ended September 30, 2005 as their effect was anti-dilutive.

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

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $3.51 and $1.68 for the nine months ended September 30, 2006 and 2005, respectively. The following assumptions were used to value stock option grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	62.7%	53.4%	62.2%	53.4%
Risk-free interest rate	4.8%	4.2%	4.8%	4.2%
Forfeiture rate	1.4%	0.6%	1.3%	0.9%
Expected life (in years)	7.2	8.4	7.3	8.1

Compensation cost for options granted was recognized on an accrual amortization method over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Salaries, wages and benefits:
Stock option expense	$198	$538
Restricted stock expense	51	172
Total	$249	$710
Tax Benefit	$-	$-

As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.5 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. The condensed consolidated statement of cash flows for the quarters ended September 30, 2006 and September 30, 2005 did not include any tax benefits.

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock (“Common Stock”) at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accrual method of expense recognition under SFAS 123(R).

The Company’s 1995 Stock Option Plan expired on April 25, 2005 and the remaining 2,548,900 shares of Common Stock reserved for issuance under the Plan are no longer available for future grants. Under the Plan, options granted had an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first anniversary, 30% after the second year and the remaining 40% after the third anniversary, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first anniversary and the remaining 33⅓% after the second anniversary. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant restricted stock and options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 368,085 shares are available for future grants at September 30, 2006. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant and the remaining 33⅓% upon the third anniversary of the date of grant, and have a maximum term of 10 years.

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

The total intrinsic value of options exercised in the third quarter of 2006 was $0.5 million. Cash received from option exercises during the three months ended September 30, 2006 was $0.5 million. There were no exercises in third quarter 2005.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Average Intrinsic Value (000s)

Outstanding at December 31, 2005	3,292,541	$10.37
Granted	341,376	5.09
Exercised	(231,374)	3.17
Forfeited or expired	(109,027)	9.60
Outstanding at September 30, 2006	3,293,516	$10.32	6.1	$9,259

Exercisable at September 30, 2006	2,924,288	$11.01	5.9	$8,178

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2005	179,502	$1.82
Granted	109,700	$5.17
Forfeited or expired	24,934	$2.84
Restricted at September 30, 2006	264,268	$3.11

Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense was only recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for the three- and nine-month periods ended September 30, 2005 would have been reduced to the following pro forma amounts, in thousands except per share amounts:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$ (26,925)	$ (51,038)
Add: Stock-based employee compensation expense recorded for restricted stock awards, net of related tax effects	36	108
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(526)	(980)

Pro forma net loss	$ (27,415)	$ (51,910)

Loss per share:
Basic – as reported	$ (1.54)	$ (2.92)
Basic – pro forma	$ (1.57)	$ (2.97)

Diluted – as reported	$ (1.54)	$ (2.92)
Diluted – pro forma	$ (1.57)	$ (2.97)

7. Income Tax

There was no provision for income taxes for the quarter or the nine-month period ended September 30, 2006. As of September 30, 2006, the Company has a future federal tax benefit of approximately $27.2 million, which will begin to expire in 2023 and approximately $8.6 million in state tax benefit, which began to expire in 2005. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company ceased recording federal income tax benefit on losses effective as of the second quarter of 2004 and state income tax benefit effective as of the second quarter of 2005.

8. Comprehensive Income/(Loss)

As of September 30, 2006, the total balance of accumulated other comprehensive loss includes $3.9 million for unrealized losses on fuel collars and a $0.6 million loss for additional minimum pension liability. The comprehensive loss was $1.9 million and $43.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

9. Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2006, the Company and the credit card processor agreed to an extension of the agreement until March 31, 2007. This extension includes a provision that allows the credit card processor to change the holdback percentage at any time up to 100%. As of September 30, 2006, the restricted cash amount represented 85% of the credit card processor’s risk, or approximately $51.2 million.

The Company also has agreements with American Express, Diners Club and Discover. As of September 30, 2006, American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $52.2 million in restricted cash for MasterCard/Visa and American Express). Other credit card processors may require holdbacks in the future as well. The aggregate amount of additional holdback if all processors required 100% as of September 30, 2006 was approximately $23.8 million.

10. Retirement and Benefit Plans

The pension and post-retirement medical costs for the three- and nine-month periods ended September 30, 2006 and 2005, respectively, includes the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$342	$292	$1,154	$1,018	$78	$127	$236	$345
Interest cost	326	228	1,062	904	69	87	206	283
Expected return on assets	(135)	(91)	(380)	(279)	-	-	-	-
Amortization of:
Prior service cost	36	80	240	240	(124)	(88)	(373)	(284)
Actuarial loss	92	11	308	277	33	21	100	111
Plan amendment	-	-	-	-	-	(83)	-	(250)
Total net periodic benefit cost	$661	$520	$2,384	$2,160	$56	$64	$169	$205

In first quarter 2005, the Company amended the Postretirement Welfare Plan (the “Plan”). The amendment reduced the ongoing annual expense by $1.1 million. The Company will amortize the effect of the plan amendment on the recorded liability over the estimated remaining service period for the affected employees.

The Company contributed $1.6 million to its qualified pension plan in September 2006.

11. Restricted Cash

In conjunction with resolution of a comment letter from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) regarding cash flow presentation, the Company has revised its presentation to classify cash flows related to restricted cash in the operating activities section of the Statement of Cash Flows to more appropriately reflect the nature of the restricted cash activities. For the nine months ended September 30, 2006, operating cash flows related to restricted cash totaled $17.9 million and are reported as a component of operating activities in the Unaudited Condensed Statements of Cash Flows.

The Company has reclassified the cash flows related to restricted cash from investing activities to operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 to conform to the September 30, 2006 presentation. For the nine months ended September 30, 2005, the net cash provided by operating activities decreased by $19.7 million to $3.2 million and net cash used in investing activities increased by $19.7 million to $4.2 million.

12. New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN No. 48 as of the beginning of the Company’s fiscal 2007 year. The company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations. The Company does not believe there will be an adverse effect on the Company’s financial results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or a liability on the balance sheet and recognition of changes in that funded status in the year in which changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The use of a year end measurement date for all pension and other post-retirement benefit plans will not change. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. Prior to the issuance of SFAS No. 158, under current GAAP, a minimum pension liability is recorded to reflect the funded status of the pension plans. The provisions of SFAS No. 158 are being evaluated, with expected adoption of SFAS No. 158 on December 31, 2006. It is anticipated that the impact of the adoption will be a decrease of approximately $10 million in shareholder equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

(Dollars in millions)	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Net Change	2006	2005	Net Change
Total Operating Revenue	$ 168.6	$ 136.6	$ 32.0	$ 496.2	$ 380.2	$116.0
Total Operating Expenses	$ 168.1	$ 163.8	$ 4.3	$ 497.5	$ 431.4	$ 66.1
Operating Income/(Loss)	$ 0.4	$ (27.1)	$ 27.5	$ (1.3)	$ (51.2)	$ 49.9
Net Income/(Loss)	$ 1.7	$ (26.9)	$ 28.6	$ 1.8	$ (51.0)	$ 52.8

In the third quarter of 2006, the Company continued to pursue its goals of increasing revenue, reducing overall and unit costs, and increasing capacity. As a result of these efforts, the Company posted record revenue passenger miles (“RPMs”), higher load factors and improved yield (passenger revenue per RPM).

During third quarter 2006, total Company revenue increased $32.0 million or 23.4%, with a 16.8% increase in passenger traffic (measured in RPMs) on 9.8% more available seat miles (“ASMs”). RPM growth exceeded the growth of ASMs, resulting in a load factor increase of 4.6 percentage points to 78.1%. Favorable competitive changes contributed to this increase as Northwest Airlines exited markets in the first quarter, where they formerly competed nonstop with the Company. More broadly, domestic industry capacity decreased year over year, contributing to improvements in yield and load factors. These increases are reflected in the Company’s August market share in both Milwaukee and Kansas City, where the former increased to 50.7% compared with 48.0% for the same period last year, and the latter increased to 10.8% compared with 8.2% for the same period last year. These market conditions and the Company’s revenue strategies positively impacted revenue per available seat mile (“RASM”), which increased 12.5% in the third quarter of 2006 to 12.52¢ compared with 11.13¢ in the third quarter of 2005.

Yield increased 6.7% during the quarter to 14.47¢ from 13.57¢ in the third quarter of 2005. The Company benefited from a number of industrywide fare increase initiatives. The Company also continued to focus on revenue management actions, which resulted in yield improvement through better price management.

Total operating expenses increased $4.3 million, or 2.7%, in third quarter 2006 compared with third quarter 2005. Fuel expense increased $13.4 million, primarily due to a 19.5% increase in fuel prices. In addition, fuel consumption increased 7.1% to 26.8 million gallons from 25.0 million gallons compared with the same prior year period, primarily due to a 6.0% increase in block hours. The growth of the Boeing 717 fleet resulted in a $3.5 million increase in aircraft rental expense. Station rental, landing and other fees increased $0.7 million compared with 2005 due to an increase in the number of flights and higher utilization of the fleet during the period. Aircraft maintenance, materials and repairs decreased $0.2 million. The Company recognized an impairment loss in the third quarter of 2005 in the amount of $15.6 million.

Operating Statistics
The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Midwest Air Group
Scheduled Service Revenue Passenger Miles (000s)	1,046,446	896,220	3,081,873	2,500,559
Scheduled Service Available Seat Miles (000s)	1,340,253	1,220,398	4,002,063	3,459,470
Total Available Seat Miles (000s)	1,346,321	1,227,956	4,049,812	3,500,643
Load Factor (%)	78.1%	73.4%	77.0%	72.3%
Revenue Yield	$0.1447	$0.1357	$0.1432	$0.1337
Passenger Revenue per Schd. Svc. ASM	$0.1130	$0.0996	$0.1102	$0.0967
Total Revenue per Total ASM	$0.1252	$0.1113	$0.1225	$0.1086
Total Cost per Total ASM	$0.1249	$0.1334	$0.1228	$0.1232
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0792	$0.0942	$0.0797	$0.0879
Number of Flights	27,820	27,664	82,994	78,879
Into-plane Fuel Cost per Gallon	$2.30	$1.93	$2.19	$1.76
Full-time Equivalent Employees at End of Period	2,974	2,885	2,974	2,885
Aircraft in Service at End of Period	55	55	55	55

Midwest Airlines Operations
Origin & Destination Passengers	930,713	811,740	2,727,783	2,230,961
Scheduled Service Revenue Passenger Miles (000s)	976,608	831,361	2,884,271	2,319,666
Scheduled Service Available Seat Miles (000s)	1,243,210	1,123,959	3,713,988	3,173,310
Total Available Seat Miles (000s)	1,249,277	1,131,518	3,761,370	3,214,216
Load Factor (%)	78.6%	74.0%	77.7%	73.1%
Revenue Yield	$0.1292	$0.1181	$0.1275	$0.1163
Passenger Revenue per Schd. Svc. ASM	$0.1015	$0.0874	$0.0990	$0.0850
Total Revenue per Total ASM	$0.1155	$0.1008	$0.1132	$0.0989
Total Cost per Total ASM	$0.1156	$0.1243	$0.1130	$0.1133
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0724	$0.0874	$0.0721	$0.0802
Average Passenger Trip Length (miles)	1,049	1,024	1,057	1,040
Number of Flights	13,710	12,383	40,336	33,839
Into-plane Fuel Cost per Gallon	$2.29	$1.92	$2.18	$1.75
Full-time Equivalent Employees at End of Period	2,045	1,893	2,045	1,893
Aircraft in Service at End of Period	36	33	36	33

Midwest Connect Operations
Origin & Destination Passengers	218,476	222,803	625,333	620,214
Scheduled Service Revenue Passenger Miles (000s)	69,838	64,859	197,602	180,892
Scheduled Service Available Seat Miles (000s)	97,044	96,439	288,075	286,160
Total Available Seat Miles (000s)	97,044	96,439	288,442	286,427
Load Factor (%)	72.0%	67.3%	68.6%	63.2%
Revenue Yield	$0.3624	$0.3606	$0.3719	$0.3572
Passenger Revenue per Schd. Svc. ASM	$0.2608	$0.2425	$0.2551	$0.2258
Total Revenue per Total ASM	$0.2915	$0.2656	$0.2861	$0.2407
Total Cost per Total ASM	$0.2862	$0.2717	$0.2937	$0.2577
Total Cost per Total ASM (ex-fuel cost) (1)	$0.2088	$0.2053	$0.2205	$0.1973
Average Passenger Trip Length (miles)	320	291	316	292
Number of Flights	14,110	15,281	42,658	45,040
Into-plane Fuel Cost per Gallon	$2.34	$2.02	$2.23	$1.82
Full-time Equivalent Employees at End of Period	929	992	929	992
Aircraft in Service at End of Period	19	22	19	22

(1) Non-GAAP measurement. See non-GAAP disclosures on page 18.

Note: All statistics exclude charter operations except the following: Total Available Seat Miles ("ASMs"), Total Cost per Total ASM, Total Cost per ASM (ex-fuel cost), Into-plane Fuel Cost, Number of Employees and Aircraft in Service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2006			2005			2006			2005
	Per Total		% of	Per Total		% of	Per Total		% of	Per Total		% of
	ASM		Revenue	ASM		Revenue	ASM		Revenue	ASM		Revenue
Operating Revenues:
Passenger service	11.25	¢	89.9%	9.90	¢	89.0%	10.89	¢	88.9%	9.55	¢	87.9%
Cargo	0.18		1.4%	0.11		1.0%	0.16		1.3%	0.13		1.2%
Other	1.09		8.7%	1.11		10.0%	1.20		9.8%	1.18		10.9%
Total Operating Revenues	12.52		100.0%	11.13		100.0%	12.25		100.0%	10.86		100.0%

Operating Expenses:
Salaries, wages and benefits	2.88		23.0%	2.99		26.9%	2.95		24.1%	3.14		28.9%
Aircraft fuel and oil	4.57		36.5%	3.92		35.2%	4.32		35.2%	3.54		32.6%
Commissions	0.34		2.7%	0.30		2.7%	0.33		2.7%	0.29		2.6%
Dining services	0.16		1.3%	0.20		1.8%	0.16		1.3%	0.21		2.0%
Station rental, landing, other fees	0.89		7.1%	0.92		8.3%	0.95		7.8%	0.94		8.7%
Aircraft maint., materials and repairs	1.02		8.2%	1.14		10.2%	0.95		7.8%	1.11		10.3%
Depreciation and amortization	0.27		2.2%	0.34		3.0%	0.28		2.3%	0.35		3.2%
Aircraft rentals	1.23		9.8%	1.06		9.5%	1.18		9.6%	1.07		9.9%
Impairment Loss	0.00		0.0%	1.27		11.4%	0.00		0.0%	0.45		4.1%
Other	1.13		9.0%	1.20		10.8%	1.16		9.5%	1.23		11.3%
Total Operating Expenses	12.49	¢	99.7%	13.34	¢	119.8%	12.28	¢	100.3%	12.33	¢	113.5%

Total ASMs (000s)	1,346,321			1,227,956			4,049,812			3,500,643

Note: Numbers, percentages and totals in this table may not be recalculated due to rounding.

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

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	%	2006	2005	%
Midwest Air Group
Total GAAP operating expenses ($000)	$ 168,132	$ 163,753	2.7%	$ 497,494	$ 431,435	15.3%
ASMs (000)	1,346,321	1,227,956	9.6%	4,049,812	3,500,643	15.7%
CASM	$ 0.1249	$ 0.1334	(6.4%)	$ 0.1228	$ 0.1232	(0.3%)

Total GAAP operating expenses ($000)	$ 168,132	$ 163,753	2.7%	$ 497,494	$ 431,435	15.3%
Less: aircraft fuel ($000)	$ 61,468	$ 48,090	27.8%	$ 174,891	$ 123,850	41.2%

Operating expenses excluding fuel ($000)	$ 106,664	$ 115,663	(7.8%)	$ 322,603	$ 307,585	4.9%
ASMs (000)	1,346,321	1,227,956	9.6%	4,049,812	3,500,643	15.7%
CASM excluding fuel	$ 0.0792	$ 0.0942	(15.9%)	$ 0.0797	$ 0.0879	(9.3%)

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$ 144,390	$ 140,637	2.7%	$ 424,862	$ 364,307	16.6%
ASMs (000)	1,249,277	1,131,518	10.4%	3,761,370	3,214,216	17.0%
CASM	$ 0.1156	$ 0.1243	(7.0%)	$ 0.1130	$ 0.1133	(0.3%)

Total GAAP operating expenses ($000)	$ 144,390	$ 140,637	2.7%	$ 424,862	$ 364,307	16.6%
Less: aircraft fuel ($000)	$ 53,963	$ 41,690	29.4%	$ 153,773	$ 106,539	44.3%

Operating expenses excluding fuel ($000)	$ 90,427	$ 98,948	(8.6%)	$ 271,089	$ 257,768	5.2%
ASMs (000)	1,249,277	1,131,518	10.4%	3,761,370	3,214,216	17.0%
CASM excluding fuel	$ 0.0724	$ 0.0874	(17.2%)	$ 0.0721	$ 0.0802	(10.1%)

Midwest Connect Operations
Total GAAP operating expenses ($000)	$ 27,770	$ 26,198	6.0%	$ 84,720	$ 73,816	14.8%
ASMs (000)	97,044	96,439	0.6%	288,442	286,427	0.7%
CASM	$ 0.2862	$ 0.2717	5.3%	$ 0.2937	$ 0.2577	14.0%

Total GAAP operating expenses ($000)	$ 27,770	$ 26,198	6.0%	$ 84,720	$ 73,816	14.8%
Less: aircraft fuel ($000)	$ 7,505	$ 6,401	17.3%	$ 21,117	$ 17,311	22.0%

Operating expenses excluding fuel ($000)	$ 20,265	$ 19,798	2.4%	$ 63,603	$ 56,505	12.6%
ASMs (000)	97,044	96,439	0.6%	288,442	286,427	0.7%
CASM excluding fuel	$ 0.2088	$ 0.2053	1.7%	$ 0.2205	$ 0.1973	11.8%

Note: Numbers and totals in this table may not be recalculated due to rounding and intercompany eliminations.

Three Months Ended September 30, 2006

Compared With Three Months Ended September 30, 2005

Operating Revenues

Company operating revenues totaled $168.6 million in third quarter 2006, an increase of $31.9 million, or 23.4%, from third quarter 2005. Passenger revenues accounted for 89.9% of total revenues and increased $29.9 million, or 24.6%, from third quarter 2005 to $151.5 million. The increase is attributable to a 4.6 percentage point increase in load factor coupled with a 6.7% increase in yield, resulting in a 13.4% increase in passenger revenue per scheduled service ASM (“PRASM”).

Midwest Airlines passenger revenue increased $27.9 million, or 28.4%, from third quarter 2005 to $126.2 million in third quarter 2006. Much of the increase in revenue was volume-related, with scheduled service revenue passenger miles (“passenger traffic”) increasing 17.5% year over year on a 10.6% increase in scheduled service available seat miles, resulting in the 4.6 percentage point increase in load factor from 74.0% to 78.6%. The revenue growth was due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements that included frequency increases and aircraft upgrades that started in second quarter 2005. Pricing changes also positively affected revenue, with yield increasing 9.3% to 12.92¢ from 11.81¢ in third quarter 2005, the result of industrywide fare increases and revenue initiatives. As a result, PRASM increased 16.1% in third quarter 2006 to 10.15¢ from 8.74¢ in third quarter 2005.

Midwest Airlines total operating revenue increased $30.2 million, or 26.5%, to $144.3 million from third quarter 2005. Capacity, as measured by scheduled service ASMs, increased 10.6%, primarily due to a 10.7% increase in the number of segments (one take-off and landing). The increase in total capacity resulted from the addition of five Boeing 717 aircraft and increased utilization of the existing fleet, partially offset by the removal of two MD-80 aircraft.

Midwest Connect passenger revenue increased $1.9 million, or 8.2%, from third quarter 2005 to $25.3 million in third quarter 2006. Passenger traffic increased 7.7% in third quarter 2006 compared with the same period in 2005, and yield increased 0.5%. Load factor increased 4.7 percentage points to 72.0% from 67.3% during the period. Midwest Connect total operating revenue increased $2.7 million, or 10.4%, to $28.3 million from third quarter 2005.

The Company’s revenue from cargo and other services increased $2.1 million, or 13.7%, from third quarter 2005 to $17.1 million in third quarter 2006. The increase was primarily due to higher ticket-related fees ($1.2 million); mail and freight revenue ($0.9 million); frequent flyer credit card revenue ($0.1 million); and buy-onboard meals and entertainment ($0.1 million) partially offset by a decline in charter revenue ($0.3 million).

Operating Expenses

Company operating expenses increased $4.4 million, or 2.7%, from third quarter 2005 to $168.1 million in third quarter 2006. The increase was primarily due to higher fuel costs ($13.4 million); aircraft rentals ($3.5 million); salaries, wages and benefits ($2.0 million); commissions ($0.9 million); station rental, landing and other fees ($0.7 million). In third quarter 2005 a $15.6 million impairment was recognized that was not repeated in the current quarter. In third quarter 2006, cost per available seat mile (“CASM”) decreased by 0.85¢ to 12.49¢, or 6.4%. A non-GAAP measure that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 1.50¢, or 15.9%, to 7.92¢.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $2.0 million, or 5.4%, from third quarter 2005 to $38.7 million in third quarter 2006. The labor increase was primarily due to $0.8 million in additional flight crew and inflight pay on a 6.0% increase in block hours, as well as insourcing the commissary operations for buy-onboard meal service ($0.3 million). Total benefit costs for the quarter decreased $0.6 million. The decrease was primarily attributable to a reduction in medical expense ($1.5 million), partially offset by an increase in pension expense ($0.4 million), vacation expense ($0.2 million), Social Security ($0.1 million) and workers’ compensation expense ($0.1 million), and other benefit costs. On a cost per ASM basis, labor costs decreased from 2.99¢ in third quarter 2005 to 2.88¢ in 2006.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes increased $13.4 million, or 27.8%, from third quarter 2005 to $61.5 million in third quarter 2006. Into-plane fuel prices increased 19.5%, averaging $2.30 per gallon versus $1.93 per gallon in 2005, resulting in a $10.0 million unfavorable price impact (calculated by applying 2005 prices to actual gallons consumed in 2006 and comparing the result with actual 2006 expense). The fuel consumption increase resulted in a $3.4 million unfavorable impact in the quarter (calculated by applying 2005 prices to the actual change in gallons consumed in 2006 relative to 2005), primarily as a result of an increase in the number of block hours.

Commissions

Travel agent commissions and commissions related to credit card transactions increased $0.9 million, or 25.6%, from third quarter 2005 to $4.6 million in third quarter 2006. The increase was primarily due to a 24.6% increase in passenger service revenue.

Dining Services

Dining service costs decreased $0.3 million, or 14.0%, from third quarter 2005 to $2.1 million in third quarter 2006. Decreases in service fees from an outside vendor ($0.5 million) and supplies ($0.3 million) were partially offset by increases in non-liquor beverages ($0.3 million) and meal costs ($0.3 million).

Station Rental, Landing and Other Fees

Station rentals, landing and other fees increased $0.7 million, or 5.9%, from third quarter 2005 to $12.0 million in third quarter 2006. The increase is primarily due to an increase in station rental expense ($0.5 million), along with ground handling and landing fees ($0.3 million).

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repair costs decreased $0.1 million, or 1.3%, from third quarter 2005 to $13.8 million in third quarter 2006. A $2.1 million decrease in purchased engine maintenance for the Company’s MD-80s was offset by an additional $1.1 million of scheduled airframe maintenance, as well as a $0.9 million increase in purchased engine maintenance for the Company’s Boeing 717 aircraft.

Depreciation and Amortization

Depreciation and amortization decreased $0.5 million, or 11.1%, from third quarter 2005 to $3.7 million in third quarter 2006. On a cost per ASM basis, these costs decreased 20.6%. Depreciation was lower as two MD-80 aircraft were sold, one in the fourth quarter of 2005 and one in the second quarter of 2006.

Aircraft Rentals

Aircraft rental costs increased $3.5 million, or 27.1%, from third quarter 2005 to $16.6 million in third quarter 2006. The increase was primarily related to the addition of five leased Boeing 717 aircraft to the Midwest Airlines fleet quarter over quarter. On a cost per ASM basis, aircraft rentals increased 16.0%.

Other

Other operating expenses increased $0.5 million, or 3.1%, from third quarter 2005 to $15.1 million in third quarter 2006. The cost increase was primarily due to crew expenses ($0.2 million), contract labor ($0.2 million) and insurance ($0.1 million). On a cost per ASM basis, other operating expenses decreased 5.8%. Prior year expenses included $15.6 million in impairment expense.

Other (Expense)/Income

Other income increased $1.1 million from third quarter 2005 due to higher interest income ($1.0 million) and lower interest expense ($0.1 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft, a moratorium note and convertible debt.

Income Tax

There was no provision for income taxes for third quarter 2006 and 2005. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded.

Net Income/(Loss)

Net income for third quarter 2006 was $1.7 million, an improvement of $28.6 million from the third quarter 2005 net loss of ($26.9) million.

Nine Months Ended September 30, 2006

Compared With Nine Months Ended September 30, 2005

Operating Revenues

Company operating revenues totaled $496.2 million for the nine months ended September 30, 2006, an increase of $116.0 million, or 30.5%, from the first nine months of 2005. Passenger revenues accounted for 88.9% of total revenues and increased $106.8 million, or 32.0%, from the same period last year, to $441.2 million. The increase was attributable to a 23.2% increase in passenger traffic, as measured by RPMs, and a 7.1% increase in yield. Load factor increased 4.7 percentage points from 72.3% in 2005 to 77.0% in 2006.

Midwest Airlines passenger revenue increased $98.0 million, or 36.3%, from 2005 to $367.7 million in 2006. This increase was primarily the result of a 24.3% increase in passenger traffic and a 9.6% increase in yield. Load factor increased to 77.7% in 2006 from 73.1% in 2005. Capacity, as measured by scheduled service ASMs, increased 17.0% on a 19.2% increase in the number of segments.

Midwest Connect passenger revenue increased $8.9 million, or 13.8%, from 2005 to $73.5 million in 2006. Passenger traffic increased 9.2% compared with the same period in 2005, and yield increased 4.1%. Load factor increased 5.4 percentage points to 68.6% from 63.2% in the same period last year.

The Company’s revenue from cargo and other services increased $9.1 million, or 19.9%, from 2005 to $55.0 million in 2006. The increase was primarily due to ticket fees ($3.5 million); charter revenues ($2.1 million); onboard meals and entertainment ($1.4 million); and frequent flyer credit card revenues ($0.9 million).

Operating Expenses

Company operating expenses increased $66.1 million, or 15.3%, from 2005 to $497.5 million in 2006. The increase was due to higher fuel costs ($51.0 million); aircraft rentals ($10.2 million); salaries, wages and benefits ($9.7 million); station rental, landing and other fees ($5.5 million); commissions ($3.4 million); booking fees ($1.6 million); crew expense ($0.9 million); and insurance ($0.5 million) partially offset by lower impairment losses ($15.6 million), reduced depreciation expense ($1.1 million) and lower dining services costs ($1.0 million). The Company’s CASM decreased 0.3%. CASM excluding fuel decreased 0.82¢, or 9.3%, to 7.97¢.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $9.7 million, or 8.9%, from 2005 to $119.5 million in 2006. The labor increase was primarily due to $6.1 million in additional flight crew pay on a 42.3% increase in block hours, as well as dining service costs of $1.6 million. Fringe benefit expense decreased $2.3 million driven by changing to a self-insured medical program ($3.1 million), partially offset by an increase in workers’ compensation costs ($0.9 million) and increases in Social Security expenses ($0.4 million). On a cost per ASM basis, labor costs decreased from 3.14¢ in 2005 to 2.95¢ in 2006.

Aircraft Fuel and Oil

Aircraft fuel and oil and associated taxes increased $51.0 million, or 41.2%, from 2005 to $174.9 million in 2006. Into-plane fuel prices increased 24.4% in 2006, averaging $2.19 per gallon in 2006 versus $1.76 per gallon in 2005, resulting in a $34.3 million unfavorable price impact (calculated by applying 2005 prices to actual gallons consumed in 2006 and comparing the result to actual 2006 expense). The fuel consumption increase resulted in a $16.7 million unfavorable impact (calculated by applying 2005 prices to the actual increase in gallons consumed in 2006 relative to 2005), primarily as a result of a 42.3% increase in block hours.

Commissions

Commissions for travel agents and commissions related to credit card transactions increased $3.4 million, or 33.4%, from 2005 to $13.5 million in 2006. The increase was primarily due to a 32.0% increase in passenger service revenue.

Dining Services

Dining service costs decreased $1.0 million, or 13.5%, from 2005 to $6.4 million in 2006. The decrease was primarily due to reduced service fees ($2.6 million). This was partially offset by an increase in meal costs ($0.9 million) and beverages ($0.8 million).

Station Rental, Landing and Other Fees

Station rental, landing and other fees increased $5.5 million, or 16.6%, from 2005 to $38.5 million in 2006. The increase was primarily due to the increase in flights, resulting in higher costs for station rental costs ($2.2 million), landing fees ($1.4 million), ground handling ($1.0 million), security ($0.4 million) and baggage expenses ($0.4 million).

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repairs expense decreased $0.2 million or 0.4% from 2005 to $38.5 million. On a cost per ASM basis, aircraft maintenance and repairs decreased 13.6%.

Depreciation and Amortization

Depreciation and amortization decreased $1.1 million, or 9.1%, from 2005 to $11.2 million in 2006. On a cost per ASM basis, these costs decreased 20.0%. Depreciation was lower as two MD-80 aircraft were sold.

Aircraft Rentals

Aircraft rental costs increased $10.2 million, or 27.1%, from 2005 to $47.8 million in 2006. These costs increased $9.5 million due to the addition of five additional leased Boeing 717 aircraft to the Midwest Airlines fleet. On a cost per ASM basis, aircraft rentals increased 10.3%.

Other

Other operating expenses increased $4.2 million, or 9.7%, from 2005 to $47.2 million in 2006. The increase was primarily due to increases in booking fees ($1.6 million) due to higher passenger volume; crew expenses ($0.9 million); passenger insurance ($0.5 million); contract labor costs ($0.4 million); advertising and promotions ($0.3 million); ground services ($0.3 million); telecommunications ($0.3 million); and property taxes ($0.3 million) partially offset by decreases in legal fees ($0.6 million). On a cost per ASM basis, other operating expenses decreased 5.7%. Prior year expenses included a $15.6 million impairment charge.

Other (Expense)/Income

Other income increased $3.1 million from 2005 due to higher interest income ($2.9 million) and lower interest expense ($0.2 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft, a moratorium note and convertible debt.

Income Tax

Provision for income taxes was $0.0 for the first nine months of 2006 and $0.1 million for 2005. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded.

Net Income/(Loss)

Net income for the first nine months of 2006 was $1.8 million, an increase of $52.8 million from the 2005 net loss of ($51.0) million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $91.3 million at September 30, 2006, compared with $99.0 million at December 31, 2005. At September 30, 2006, the restricted cash balance was $56.6 million, compared with $38.8 million on December 31, 2005. The change in restricted cash is primarily attributable to an increase in advance ticket sales partially offset by a decrease in the cash holdback percentage related to the credit card processing agreement for MasterCard/Visa transactions.

As of September 30, 2006, the Company had a working capital surplus of $19.8 million compared with a $4.8 million surplus on December 31, 2005. The increase in working capital as of September 30, 2006 was primarily related to an increase in restricted cash and decreases in unearned revenue and accrued liabilities, partially offset by an increase in air traffic liability.

Operating Activities

Net cash used in operations for the nine months ended September 30, 2006 totaled $8.7 million. Cash from operations includes the $1.8 million net income earned during the nine months ended September 30, 2006 and a $25.9 million increase in air traffic liability, offset by a $17.9 million increase in restricted cash and a $17.7 million decrease in unearned revenue primarily from the Company’s frequent flyer program. The increase in air traffic liability is due to increased sales for future flights.

Investing Activities

Net cash generated by investing activities for the nine months ended September 30, 2006 totaled $7.9 million. This includes $12.0 million of returns of purchase deposits and pre-delivery progress payments related to the deliveries of Boeing 717 aircraft and $1.2 million from the sale of an MD-80 aircraft, partially offset by $6.5 million of capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2006 was $6.9 million, primarily related to the payoff of debt to Kreditanstalt fur Wiederaufbau Bank (“KfW”) associated with progress payments for three Boeing 717 aircraft delivered to the Company during 2006.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. As of September 30, 2006, the Company owed $1.9 million under the Basic Moratorium Notes.

As a result of the restructuring of the lease and debt agreements, the Company significantly reduced its obligations compared to the obligations under the previous lease and debt agreements.

2006 and Beyond

The competitive revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2006 and beyond. Absent factors outside the control of the Company such as terrorist attacks or heightened fear of terrorist attacks, substantial deterioration in the industry revenue environment and significant increases in fuel prices, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2006.

Key cash flow items for 2006 and beyond include:

•

Anticipated total capital spending of approximately $10.0 million for 2006 and similar spending annually in 2007 and 2008. The Company expects the majority of spending to be for aircraft and related parts. Some of the capital spending will be funded using credit memos.

•

Estimated net interest income of $4.3 million in 2006.

•

Non-cash expenses arising primarily from depreciation contributing approximately $15.0 million to annual cash flow in 2006.

•

Defined benefit pension plan contributions of approximately $1.6 million in 2006.

•

Payment of principal on the Basic Moratorium Note for 2006 totaling approximately $2.7 million, ending with principal payments of $1.2 million in 2007.

•

Potential reductions in the Boeing lease payments as the Company’s financial position improves.

Forward-Looking Statements

This Form 10-Q filing, particularly the “Recent Developments” section below and the “Overview” and “2006 and Beyond” sections above, contains forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the following:

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

Recent Developments

Property Tax Exemption – On November 7, 2003, a Dane County, Wisconsin, circuit court, in an action brought by Northwest Airlines, Inc. against the State of Wisconsin, declared invalid the Wisconsin statute that provides the hub airline exemption from Wisconsin ad valorem property taxes. Savings to the Company from the exemption had been approximately $5.0 million annually. However, the Company estimated savings could be as high as $7.0 million annually by 2010. The State of Wisconsin appealed the ruling. The Company had intervened in the case and joined in the appeal. On July 7, 2006 the Supreme Court of the State of Wisconsin returned a favorable verdict in this case, allowing the Company to retain a tax-exempt status related to Wisconsin property taxes on aircraft and associated equipment.

GSA Refund Request – In connection with an industrywide campaign, the Company has received a request from the General Services Administration for the refund of expired airline tickets, purchased for government use. The Company is currently investigating this claim and its financial ramifications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

As of October 3, 2006, the collars for fourth quarter 2006 cover approximately 40% of the total estimated fuel consumption for the quarter with an average ceiling price of $2.22 per gallon and an average floor price of $2.01 per gallon, based on Gulf Coast Mean pricing; these prices do not include into-plane costs, which have historically been approximately $0.20 per gallon. As of September 30, 2006, there are collars in place that cover 24%, 17% and 2% of the estimated fuel consumption for the first, second and third quarters of 2007. Ceiling prices are set on average at $2.34, $2.37 and $2.18 per gallon, and floor prices are set on average at $2.18, $2.22 and $2.02 per gallon, respectively.

As of October 3, 2006, all the Company’s fuel collar agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit its exposure to a single counterparty.

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

 October 25, 2006

By /s/ Timothy E. Hoeksema

Timothy E. Hoeksema

Chairman of the Board, President and

Chief Executive Officer

Date:

 October 25, 2006

By /s/ Curtis E. Sawyer

Curtis E. Sawyer

Senior Vice President and

Chief Financial Officer