Form 10-K
period 2006-12-31
MIDWEST AIR GROUP INC
filed 2007-03-02
CIK 948845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
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
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ___  No    X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ___  No    X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X      No ______

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ___  Accelerated filer    X  Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___   No    X

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $90,695,223. For purposes of this calculation only, (i) shares of Common Stock are deemed to have a market value of $5.05 per share, the closing price of the Common Stock as reported on the American Stock Exchange on June 30, 2006, and (ii) each of the executive officers, directors and persons holding more than 10% of the outstanding Common Stock as of June 30, 2006 is deemed to be an affiliate.

As of January 31, 2007, there were 24,027,070 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for registrant’s Annual Meeting of Shareholders are incorporated by reference in Part III Items 10, 11, 12, 13 and 14.

MIDWEST AIR GROUP, INC.

FORM 10-K

For the fiscal year ended December 31, 2006

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, particularly the “Pending Developments” section, contains forward-looking statements that may state Midwest Air Group, Inc.’s (the “Company”) or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K and the following:

●	the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;
●	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
●	uncertainties related to acquisition of aircraft;
●	adverse scheduling developments;
●	decline in labor relations or unfavorable arbitration rulings;
●	costly government regulations, including increased costs for compliance with new or enhanced government regulations;
●	increases in insurance costs or shortages of available insurance;
●	more frequent aircraft maintenance and refurbishment schedules;
●	potential delays related to acquired aircraft;
●	interest rate fluctuations;
●	increased costs for security-related measures;
●	potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions; and
●	potential acquisition of the airline, routes or equipment.

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

Additional copies of the Company’s Form 10-K (without exhibits) and other reports filed with the U.S. Securities and Exchange Commission are provided without charge upon request from the Company’s Investor Relations department at Midwest Air Group, Inc., 6744 Howell Avenue, Oak Creek, Wisconsin 53154-1402 (telephone 414-570-4000).

ITEM 1. BUSINESS

Background

The Company was reincorporated under the laws of the State of Wisconsin in 1996. It is a holding company and its principal subsidiary is Midwest Airlines, Inc. (“Midwest Airlines”). Midwest Airlines currently operates a passenger jet airline that serves major destinations throughout the United States from Milwaukee, Wisconsin and Kansas City, Missouri.

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

Skyway Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), is a wholly owned subsidiary of Midwest Airlines and serves as a regional airline for the Company. Midwest Connect began operations in 1994 by taking over routes that Mesa Airlines, Inc. (“Mesa”) had operated as a commuter feed system under a marketing agreement between Mesa and Midwest Airlines. Under the agreement, Mesa operated the system from 1989 to 1994 as Skyway Airlines, using Midwest Airlines’ airline code.

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

Midwest Airlines and Midwest Connect constitute the Company’s operating segments. These operating segments are strategic units that are managed independently because they provide different services, with different cost structures and marketing strategies. Additional detail on segment reporting is included in Note 12 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The Company currently has three principal product offerings: Midwest Airlines Signature Service, Midwest Airlines Saver Service and Midwest Connect regional service. Midwest Airlines Signature Service, which is Midwest Airlines’ traditional product, is a single-class, premium-service passenger jet airline that as of December 31, 2006, operated in 20 cities in the United States. Signature Service features 2-by-2 seating throughout the cabin of the carrier’s Boeing 717 fleet. The Company offers its Midwest Airlines Saver Service in high-volume, leisure-oriented markets and as of December 31, 2006, operated Saver Service in 10 cities. Saver Service features a more traditional 2-by-3 coach seating arrangement, but with more legroom. Midwest Connect builds feeder traffic and provides regional scheduled passenger service to cities primarily in the Midwest. The Company’s operating subsidiaries also provide aircraft charter services, transport air freight and mail, and provide other airline services.

Corporate Structure

The Company and Midwest Airlines have their principal executive offices in Oak Creek, Wisconsin. Both entities are Wisconsin corporations. As described above, Midwest Airlines has one operating airline subsidiary, Skyway Airlines, Inc. (dba Midwest Connect), a Delaware corporation. In addition to Skyway, Midwest Airlines has the following subsidiaries:

●

Midwest Express Services – Kansas City, Inc., a Missouri corporation, was established to better track revenues and costs generated at the Kansas City station. Revenue is generated from aircraft turn costs charged to Midwest Airlines and Midwest Connect, and from airport ground handling contracts for other airlines in Kansas City.

●

Midwest Express Services – Omaha, Inc., a Nebraska corporation, was established to better track revenues and costs generated at the Omaha station. Revenue is generated from aircraft turn costs charged to Midwest Airlines and Midwest Connect, and from aircraft ground handling and freight handling contracts for other airlines in Omaha.

●

YX Properties, LLC, is a wholly owned subsidiary of Midwest Express Services – Omaha, Inc. This Nebraska limited liability company owns all of the intellectual and intangible property of Midwest Airlines and Midwest Connect, such as airport slots, trademarks, and certain proprietary training material and copyrights.

●

YX Properties licenses this intellectual and intangible property to Midwest Airlines and Midwest Connect. These airport slots, trademarks, copyrights and other intellectual property rights are important to the business, but no single airport slot, trademark, copyright or other intellectual property right is material to the business as a whole.

Route Structure and Scheduling

Midwest Airlines Operations

Midwest Airlines currently has two bases of operations – Milwaukee and Kansas City. As of December 31, 2006, Midwest Airlines served 23 cities and was the largest carrier in Milwaukee, as measured by passenger enplanement data provided by the airport authority for 2006. Midwest Airlines provides nonstop service to most of its destinations from Milwaukee. Ten other airlines serve Milwaukee’s airport. As of December 31, 2006, Midwest Airlines provided nonstop service from Kansas City to 13 cities, and passengers in Kansas City can travel to most other cities throughout the route systems of Midwest Airlines and Midwest Connect via Milwaukee. Eleven other airlines serve Kansas City’s airport.

Midwest Connect Operations

Although Midwest Connect’s operation is independent from Midwest Airlines – including separate pilot, flight attendant, aircraft maintenance and customer service personnel – Midwest Airlines coordinates Midwest Connect’s routes, schedules and pricing to complement Midwest Airlines’ service by providing passengers on short-haul, low-density routes the ability to connect to Midwest Airlines flights in Milwaukee without switching carrier systems. As of December 31, 2006, Midwest Connect offered flights to 27 cities.

Codesharing Agreements

In 2006, Midwest Airlines continued a five-year codeshare agreement established in March 2001 with Air Midwest, Inc., a wholly owned subsidiary of Mesa Air Group, to provide passengers connecting service between Kansas City and select Midwestern cities. Midwest Airlines provided passengers with jet service to Kansas City, and Air Midwest provided passengers with connecting service from Kansas City to seven Midwestern cities. Both the Midwest Airlines and Air Midwest segments are designated in computer reservation systems with Midwest Airlines’ code.

Business Environment

The airline industry operated in an improved revenue environment in 2006, as capacity was reduced and more favorable pricing developed. While the industry saw an improvement in travel revenue, it also encountered record fuel prices.

Aircraft Fuel

Because fuel costs constitute a significant portion of the Company’s operating costs (approximately 35% and 30% for 2006 and 2005, respectively), significant changes in fuel costs can materially affect the Company’s operating results. Fuel prices continue to be susceptible to political events, natural disasters and other factors that affect the supply of fuel, and the Company cannot predict the effect of changes in near or long-term fuel prices. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. During 2006 and 2005, the Company entered into short-term option cap agreements in an attempt to reduce its exposure to jet fuel price fluctuations.

In January 2007, the Company significantly increased its fuel hedge position. Approximately 90% of the jet fuel expected to be used in 2007 has been hedged at an average price of $2.06 per gallon, including into-plane costs. The actual price each quarter may fluctuate, as a portion of the positions are collars, particularly in the first half of the year, and the cost each quarter may differ from the average. The Company took this position because of a favorable pricing opportunity and as a means of reducing risk to the Company. Aircraft fuel is the largest expense category for the Company.

Customer Service

Overall

Midwest Airlines has consistently been recognized as the best domestic U.S. airline by travel publications and frequent flyer surveys, including Travel+Leisure, Condé Nast Traveler and the Zagat Airline Survey. Midwest Airlines caters to business travelers and discerning leisure travelers by providing a travel experience that includes tangible amenities and a higher level of customer service at competitive fares. Tangible amenities include extra legroom for added comfort, high quality buy-onboard meals and baked-onboard chocolate chip cookies on many flights, while passenger-pleasing service is provided by Midwest Airlines employees at each phase of the travel experience. Inflight entertainment units are available for rent on select longer flights.

Saver Service, Signature Service and Midwest Connect

Midwest Airlines offers three products to meet the varying needs of its customers:

●

Midwest Airlines Saver Service provides nonstop flights in high-demand leisure markets. As of December 31, 2006, Saver flights flew between Milwaukee and Ft. Lauderdale, Las Vegas, Los Angeles, Orlando, Phoenix, Tampa and seasonally to Ft. Myers, as well as between Kansas City and San Francisco.

●

Midwest Airlines Signature Service is featured on all other Midwest routes. Seating on Signature flights is altered from the standard 2-by-3 coach seating to a roomier 2-by-2 configuration, with wide leather seats for additional passenger comfort. The Boeing 717 aircraft also offer adjustable footrests and head cushions.

●

Midwest Connect provides connecting and point-to-point service primarily between Milwaukee and cities in the upper Midwest, using its fleet of 32-seat Fairchild 328JETs and 19-seat Beech 1900D aircraft. In 2007, SkyWest Airlines, Inc. will begin providing service on 50-seat Canadair regional jets, operating as Midwest Connect. SkyWest will operate a minimum of 15 jets and up to 25 jets during the five-year agreement.

Both Saver and Signature flights provide passengers with extra legroom for added comfort. Pitch (the distance between seats) averages 33-34", depending on aircraft type – more than the 30-31" many airlines offer in coach class. The interior width of seat cushions on Midwest Airlines aircraft is generally 18" on Saver flights and 21" on Signature flights, compared with coach seating that is 17-18" wide on many airlines.

Fare Pricing and Revenue Management

Airlines generally offer a range of fares that are distinguished by restrictions on use, such as time of day and day of the week, length of stay and minimum advance-booking period. Midwest Airlines and Midwest Connect generally offer the same range of fares their competitors offer, although there are exceptions in particular markets, where Midwest Airlines will discount certain categories of fares or charge a premium compared with its competitors.

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

Marketing

Travel Agency Relationships and Ticket Sales

In 2006, the Company sold 55.5% of its passenger revenue through travel agents (including online agencies), compared with 54.9% in 2005.

In 2006, ticket sales through the Midwest Airlines Web site contributed 32.6% of the Company’s revenue, compared with 33.6% in 2005.

The Company maintains its own reservations center at its headquarters in Oak Creek, Wisconsin. The Company’s reservations contact center provides airline policy and procedural information, flight information and generates revenue through the sale of new reservations. The center also services existing reservations through the processing of ticket exchanges, supports frequent flyer redemption transactions, and supports customers using midwestairlines.com through use of e-mail and chat technologies. The contact center supports both Midwest Airlines and Midwest Connect flights using the Sabre computer reservation system. The Company currently has an agreement to use Sabre’s computer reservation system through 2008.  The Company also sells its flights through participation in most of the major online travel agencies.

Frequent Flyer and Loyalty Programs

The Company operates a frequent flyer program, called Midwest Miles (the “frequent flyer program”), under which mileage credits are earned by flying on Midwest Airlines, Midwest Connect or other participating airlines and by using the services of participating hotels, car rental firms, Barclays Bank Delaware (issuer of the Midwest Airlines’ MasterCard), Midwest Airlines Vacations and other program partners. Members can redeem frequent flyer program miles for travel on Midwest Airlines or Midwest Connect, or other participating airlines. In addition to free air travel, miles can be redeemed at participating hotels, car rental firms and with other program partners. The program is designed to enhance customer loyalty, and thereby retain and increase the business of frequent travelers, by offering incentives for their continued patronage. The frequent flyer program also includes a premier level, Midwest Miles Executive, for members who fly 25 one-way trips or 20,000 miles annually. Midwest Miles Executive status offers additional benefits to its members, including mileage bonuses and partner benefits.

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

In 2006, the Company entered into a marketing agreement with Northwest Airlines that allowed the Company’s frequent flyer program members to earn Midwest Miles on Northwest flights worldwide, as well as redeem Midwest Miles for award travel on these flights. Northwest Airlines frequent flyer members may also earn Northwest miles on Midwest flights and redeem Northwest miles for award travel on Midwest flights. In addition, the Company entered into a marketing agreement with KLM Royal Dutch Airlines in 2006 that allows program members the opportunity to redeem Midwest Miles for award travel on KLM-operated flights worldwide.

The Company also offers the Midwest Airlines MasterCard program. The program allows Midwest Airlines to offer a co-branded credit card to enhance loyalty to the airline and to increase frequent flyer membership. The Company generates income by selling frequent flyer program miles to Barclays Bank, which in turn awards the miles to cardholders for purchases made with their credit cards.

As of December 31, 2006, the Company had 2.3 million members enrolled in its frequent flyer program (compared with 2.0 million at year-end 2005). The Company estimates that as of December 31, 2006, the total number of awards available under the frequent flyer program was 156,000 (compared with 140,000 at year-end 2005), after eliminating those accounts below the minimum award level. Air travel awards redeemed were approximately 69,000 during 2006 and 77,000 during 2005. Free travel awards accounted for approximately 2.9% of the Company’s total revenue passenger miles during 2006. Since the Company controls the number of seats available for free travel on each flight (other than with respect to its choice awards), it does not believe that the use of frequent flyer program awards results in a significant displacement of revenue passengers.

Miles accrued in a member’s account expire unless there is qualifying activity in the frequent flyer program account in a 36-month period. Qualifying activity includes flights on Midwest Airlines and/or Midwest Connect, or accrued mileage from any program partner activity during the previous 36-month period. If the account does not remain active, the mileage expires and the account is considered inactive. Mileage in approximately 59,000 accounts expired in 2006.

A portion of the revenue from the sale of frequent flyer miles to program partners is deferred and recognized straight-line over 32 months.

Related Business

The Company also offers ancillary airline services directly to customers, including cargo services and aircraft charters. The cargo business consists of transporting freight and United States Postal Service mail on regular passenger flights.

As of December 31, 2006, Midwest Airlines operated two MD-80 series jet aircraft configured specifically for the purpose of providing charter services. The charter division also makes use of other fleet aircraft when available. The primary customers of charter services are professional athletic teams representing the National Hockey League, Major League Baseball and National Basketball Association, college basketball teams and business groups and tour operators.

The Company also generates revenue from inflight liquor sales, sales of its Best Care Cuisine buy-onboard food, rental of its inflight entertainment system, providing aircraft ground handling, cargo handling, transporting pets in the cabin as well as in the cargo compartment of its aircraft, aircraft maintenance services for other airlines, and miscellaneous other services.

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

Northwest Airlines reduced its service from Milwaukee at the beginning of 2006, competing directly with Midwest on four nonstop routes or 20% of all available seat miles (“ASMs”). Further Northwest reductions in Milwaukee service have been announced and the Company expects direct competition from Northwest on approximately 1% of all ASMs for nonstop routes in 2007.

In 2006, Midwest Airlines and Midwest Connect enhanced service with the addition of three Boeing 717 aircraft and one Fairchild 328JET regional jet. Key expansion in Kansas City included the launch of nonstop service to Ft. Myers and Tampa and frequency increases on service to Boston, Milwaukee and New York. During the year, Midwest competed directly with Southwest Airlines on four nonstop routes from Kansas City or 9.3% of all ASMs; recently announced service to Seattle will bring the number of competing nonstop routes to five in 2007.

Few other competitive changes occurred on Midwest routes in 2006. AirTran Airways reentered the Milwaukee-Tampa market after a two-year absence, but exited the Milwaukee-Baltimore market.

The Company has the largest market share of passengers in Milwaukee. During 2006, Midwest Airlines and Midwest Connect collectively carried 50.6% of the passengers boarded in Milwaukee, while Northwest Airlines, which has the second-largest share, carried 17.7%. In Kansas City, Midwest Airlines carried 10.7% of the passengers during 2006 and ended the year with an 11.0% share for the month of December, second among the mainline carriers serving the airport.

Employees

As of December 31, 2006, Midwest Airlines had 2,327 employees (393 of whom were part-time and 44 of whom were intermittent) and Midwest Connect had 1,115 employees (392 of whom were part-time). The categories of employees were as indicated in the following table:

	Employees as of December 31, 2006
Employee Categories	Midwest Airlines	Midwest Connect
Flight Operations	443	239
Inflight	461	57
Passenger Services	688	722
Maintenance	229	76
Reservations and Marketing	317	-
Accounting and Finance	44	7
Administrative	145	14
Total	2,327	1,115

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

The Company also is subject to regulation and/or oversight by federal agencies other than the DOT, TSA and FAA. Antitrust laws are enforced by the U.S. Department of Justice; labor relations are generally regulated by the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements; the use of radio frequencies is regulated by the Federal Communications Commission. In general, the Company is regulated by federal, state and local laws relating to the protection of the environment and to the discharge of materials into the environment and is subject to regulation and oversight by the Occupational Safety and Health Administration, the Department of Defense, and Food and Drug Administration. In addition, the Immigration and Naturalization Service, the U.S. Customs and Border Protection (under the Department of Homeland Security), and the Animal and Plant Health Inspection Service of the Department of Agriculture have jurisdiction over inspection of the Company’s aircraft, passengers and cargo to ensure compliance with U.S. immigration, customs and import laws. Company facilities are also subject to various state and local regulations including, among other things,  local building codes, fire codes and licensing requirements.

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

In 2006, the Company received additional slots at New York La Guardia, which it put into use in the fourth quarter of 2006.

Essential Air Service Program

The Essential Air Service program (“EAS”) was created following airline deregulation action in 1978. The EAS program, which is administered by the DOT, subsidizes and guarantees a minimum level of air service to small communities that might not otherwise have service. In January 2003, Midwest Connect commenced service to three such cities: Iron Mountain, Ironwood and Manistee, Michigan, and in August 2003, Escanaba, Michigan was added. There is no guarantee the Company will continue to receive subsidies for serving these cities. The subsidies for Iron Mountain, Ironwood and Manistee were again awarded to the Company in a 2005 bid process.  The Escanaba bid was again awarded to the Company in a 2006 bid process. The subsidy awards are typically granted for two-year periods; however, all current awards expire as of May 31, 2007.

During the first quarter of 2007, the Company elected not to renew its EAS participation in the four cities currently under contract with the DOT. The Company intends to standardize its Skyway fleet around regional jets and plans to phase out its Beech 1900D turboprop aircraft. The Beech aircraft are used, in part, to serve EAS markets. Another carrier will likely be awarded the contract for the four EAS cities. If so, Midwest will explore the possibility of a codeshare agreement with the other carrier, thereby preserving the four cities on its route network but without much of the associated operational risk.

Insurance

The Company carries types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, product liability, aircraft loss or damage, baggage and cargo liability, and workers’ compensation.

As a result of the terrorist attacks on September 11, 2001, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for war risk coverages (which include terrorism and hijacking). In addition, insurance companies have significantly increased the cost of this coverage, as well as aviation insurance in general. Under the Air Transportation Safety and System Stabilization Act, U.S. air carriers may purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from private aviation insurance carriers. As a result of the Terrorism Risk Insurance Act of 2005, the Company received an extension of this coverage through August 31, 2007.

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

Seasonality

The Company’s results of operations are impacted by the seasonality associated with the airline industry. Any interim period is not necessarily representative of results for the entire fiscal year. Generally, quarterly operating income and revenues tend to be lower in the first quarter.

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

Financially distressed airlines and excess capacity have affected fares throughout the airline industry. Greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low-cost carriers have reduced pricing power among airlines. At the same time, the increase in pricing transparency resulting from the use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. In addition, the Company competes with carriers that are reorganizing or have reorganized under the protection of Chapter 11 of the United States Bankruptcy Code. Historically, air carriers involved in Chapter 11 reorganizations have undertaken substantial fare discounting to maintain cash flows and enhance customer loyalty. There can be no assurance that attempts to increase fares will be successful. The Company’s business strategy involves premium yield (revenue per revenue passenger mile) on Signature Service routes, and it is possible that premium pricing in the airline industry will not recover to levels acceptable to the Company. If premium pricing does not recover, then the Company’s business and financial results could suffer.

Customer loyalty may be affected due to diminishing product differentiation.

The Company’s business strategy includes a premium travel experience at competitive fares. The Company seeks to differentiate itself through better customer service throughout the customer’s travel experience. Due to the current state of the airline industry in general, and the Company’s current state, it has been forced to reduce or suspend some of the amenities that helped it originally achieve differentiation. For example, complimentary inflight meal service has been replaced with buy-onboard dining service. Given these changes, there can be no assurance that customers will perceive any differentiation from other airlines and remain loyal to the Company. Any loss of customers due to diminishing product differentiation could harm business.

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

As of December 2006, Midwest Airlines accounted for approximately 61.0% of all nonstop flights from Milwaukee, followed by Northwest Airlines at approximately 8.0%. Other primary competition in the Milwaukee market includes Delta, Continental and American Airlines, all with less than 8.0%. Other carriers entering the Milwaukee market or expansion by current carriers could adversely effect operating results.

There are risks associated with Midwest Airlines’ fleet of Boeing 717 aircraft.

In May 2006, Midwest Airlines took delivery of the last aircraft from an order for 25 Boeing 717 aircraft at pre-negotiated prices. Among other risks, the acquisition of these aircraft involves the following:

●

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

●

Due to the number of Boeing 717 aircraft in its fleet, the Company is vulnerable if any design defect or mechanical problem becomes associated with the Boeing 717 aircraft or if there is adverse public perception of these aircraft.

●	If there are not markets in which the Company can profitably employ its Boeing 717s, it may have excess aircraft in its fleet.
●

Boeing discontinued manufacturing Boeing 717 jet aircraft in 2006. The Company currently operates 25 Boeing 717s. Boeing may not offer the same level of support now that the Boeing 717 production is discontinued. This could lead to increased prices on parts or services for the Company.

Increases in fuel costs, or the failure of fuel costs to decrease, could harm business.

Fuel costs constitute a significant portion (approximately 35% for the year ended December 31, 2006) of the Company’s total operating costs. Accordingly, significant increases in fuel costs or the failure of current fuel prices to decrease would harm the Company’s financial condition and results of operations. For the year ended December 31, 2006, a one-cent increase in the price per gallon of fuel increased fuel expenses by approximately $1.1 million. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and changes in supply and demand. Fuel availability is also subject to periods of market surplus and shortage, and is affected by demand for home heating oil, diesel fuel and gasoline. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage, fuel prices will rise, which could result in the curtailment of scheduled service. There can be no assurance that increases in the price of fuel can be offset with higher fares or surcharges.

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

In January 2007, the Company significantly increased its fuel hedge position. Approximately 90% of the jet fuel expected to be used in 2007 has been hedged at an average price of $2.06 per gallon, including into-plane costs. The actual price each quarter may fluctuate, as a portion of the positions are collars, particularly in the first half of the year, and the cost each quarter may differ from the average. The Company took this position because of a favorable pricing opportunity and as a means of reducing risk to the Company. Aircraft fuel is the largest expense category for the Company.

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

In addition to increased costs, the security measures required to be implemented under the Aviation and Transportation Security Act, as well as additional security measures that the Transportation Security Administration has implemented, have resulted in a longer check-in process for passengers and caused delays and disruptions in airline service, resulting in customer frustration and reducing demand for airline travel.

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

The airline industry and Company have endured financial losses for the five years prior to 2006. Like most other carriers, the Company has made numerous changes to pay and benefit practices that have resulted in significant economic sacrifices by employees. Organizational streamlining, while an essential part of enhancing productivity, has likewise increased demands on staff and limited growth opportunities. Uncertainty as to the industry’s or the Company’s long-term prospects is an additional impediment to the career confidence of current staff and future candidates for recruitment. As general improvements in the economy and labor markets surpass those in the airline industry, there is an increasing risk that airlines will have difficulty competing for talent, especially in key roles.

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

The Company’s indebtedness and lease obligations could adversely affect its financial health.

The Company’s indebtedness and lease obligations could have adverse consequences, including:

●	increasing its vulnerability to general adverse economic and industry conditions;
●

requiring that a portion of cash flow from operations be used for the payment of interest on debt and lease payments, thereby reducing the ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

●	limiting the ability to obtain additional financing to fund future working capital, capital expenditures and general corporate requirements;
●	limiting flexibility to plan for or react to changes in business and the airline industry; and
●	placing the Company at a competitive disadvantage to its competitors that have less indebtedness and lease obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft Equipment

As of December 31, 2006, Midwest Airlines had 25 Boeing 717 and 11 McDonnell Douglas MD80 series jet aircraft in service. Details of aircraft types, some of which have been configured for charter and Saver Service, are shown in the table below.

Midwest Airlines Aircraft in Service
Type	Total Aircraft	Owned	Leased	Seating Capacity
MD-88	2	0	2	143
MD-81	2	1	1	74
MD-81	1	1	0	116
MD-81	3	2	1	147
MD-82	3	2	1	147
Boeing 717	25	0	25	88
Total	36	6	30

One MD-88 aircraft lease expires in 2008, while the other expires in 2011. Two MD-81/82 aircraft leases expire in 2011 and the remaining MD-81 lease expires in 2013. The Boeing 717 aircraft leases all have 20-year terms, the first of which expires in 2023.

As of December 31, 2006, Midwest Connect’s fleet consisted of 19 aircraft: eight Beech 1900D turboprop aircraft and 11 Fairchild 328JET aircraft.

Midwest Connect Aircraft in Service
Type	Total Aircraft	Owned	Leased	Seating Capacity
Beech 1900D	8	0	8	19
328JET	11	6	5	32
Total	19	6	13

During 2006, three Beech 1900D turboprop aircraft were taken out of service, leaving eight Beech 1900D. As of December 31, 2006, Midwest Connect’s eight turboprop aircraft were financed under operating leases with lease terms of 12 years.  All of the leases expire in 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value. A lessor of five of the aircraft sold its interest to another party in December 2004. The terms associated with the new leases were substantially the same as the original lease, except that the new agreement required a deposit of $2.3 million, which was classified as a security deposit in other assets on the balance sheet. This deposit is fully refundable if the Company meets its obligations or when the aircraft is sold. Since 2004, the same party acquired all remaining Beech aircraft and associated leases from existing lessors. The security deposit now covers those aircraft as well. Several aircraft have been sold since the deposit was made, resulting in a balance of $1.0 million at December 31, 2006. In February 2007, one Beech 1900D lease was terminated bringing the fleet to seven Beech 1900Ds and a reduction in the deposit balance to $0.8 million.

In 1999, Midwest Connect acquired five 32-passenger Fairchild 328JET aircraft. The five aircraft were financed by operating leases from one financial institution, with all expiration dates occurring in 2016. Four aircraft were placed in service in late 1999; the fifth was placed in service in 2000. Three additional 328JET aircraft were acquired and placed in service in 2001, two additional in 2002 and one in 2006. An additional 328JET purchased in 2006 entered service in February 2007, bringing the fleet to 12.  Seven 328JET aircraft are currently owned, three of which are financed with debt.

In 2006, the Company announced a letter of intent to lease two additional long-range MD-88 series jet aircraft to be operated on long-haul routes. These aircraft are anticipated to be operational in mid-2007.

As a result of meeting certain debt covenants in June 2006, the owned and not otherwise encumbered aircraft were released as security for the convertible secured notes.

Facilities

The Company has secured long-term use of gates and maintenance facilities at General Mitchell International Airport in Milwaukee. The Company is a signatory to the airport master lease, which expires in 2010, for 19 gates at the Milwaukee airport, plus ticket counters, baggage handling and operations space. In 1988, the Company completed construction of its maintenance facility at the Milwaukee airport with a lease of land from the airport for an initial term of five years ending March 31, 1993, with an option for the Company to extend the lease for 11 successive renewal terms of five years each. To date, the Company has chosen to renew the lease for three successive renewal terms, and the lease will expire in 2008 if the Company chooses not to extend such lease for another five years.

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

Midwest Airlines leases airport facilities (gates, operations space and ticket counters) at each location it operates. In 16 of the 23 cities Midwest Airlines served as of December 31, 2006, gates at the airport were leased directly from the airport authority. In seven cities, Midwest Airlines has agreements with various airlines to lease available space.

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

In connection with an industrywide initiative, the Company has received a request from the General Services Administration for the refund of expired airline tickets purchased for government use. The Company is currently investigating this claim and its financial ramifications. Management has recorded an accrual for the claim but does not expect the refund to have a material effect.

On August 31, 2005, during taxi operations, a piece of airport-controlled ground equipment came into contact with a Midwest Airlines’ aircraft resulting in damages in excess of $400,000. A formal notice of claim has been filed by the Company with Milwaukee County pursuant to requirements of the Wisconsin statutes. Outside legal counsel has been retained to prepare the matter for litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

The directors and executive officers of the Company as of February 27, 2007 are:

Directors	Executive Officers

John F. Bergstrom	Timothy E. Hoeksema
Chairman and Chief Executive Officer of Bergstrom Corporation, an owner and operator of numerous automobile sales and leasing companies	Chairman of the Board, President, Chief Executive Officer and Director

James R. Boris	Curtis E. Sawyer
Chairman of JB Capital Management, LLC, a private investment firm	Senior Vice President and Chief Financial Officer

Ulice Payne, Jr.	David C. Reeve
President of Addison-Clifton, LLC, a provider of advisory services on global trade compliance	Senior Vice President-Operations

Samuel K. Skinner	Carol N. Skornicka
Of Counsel to Greenberg Traurig, LLP, a national law firm	Senior Vice President-Corporate Affairs, General Counsel and Secretary

Elizabeth T. Solberg	Christopher I. Stone
Independent Consultant	Senior Vice President-Human Resources

Richard H. Sonnentag	Scott R. Dickson
Managing Partner of Cobham Group LP, an investment partnership	Senior Vice President and Chief Marketing Officer

Frederick P. Stratton, Jr.	Dennis J. O’Reilly
Chairman Emeritus of Briggs & Stratton Corporation, a manufacturer of small gasoline engines	Treasurer and Director of Investor Relations

David H. Treitel
Chairman and Chief Executive Officer of SH&E, Inc., a leading aviation consulting firm dedicated to air transportation

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

	Fiscal 2006		Fiscal 2005
Quarter	High	Low	High	Low
First	$7.22	$4.15	$3.01	$2.35
Second	$6.70	$4.10	$2.58	$1.51
Third	$7.97	$4.64	$3.11	$2.08
Fourth	$12.05	$7.80	$5.82	$1.89

As of January 31, 2007, the Company had 24,027,070 shares outstanding. The Company has not paid a dividend on its Common Stock since its initial public offering in 1995 and has no intention to pay any dividends on such Common Stock in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,833,182	$ 11.82	368,085

Equity compensation plans not approved by security holders	0	0	0

Total	2,833,182	$11.82	368,085

Performance Graph

The following graph compares the cumulative total shareholder return on Common Stock for the period beginning December 31, 2001 and ending December 29, 2006, with the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the AMEX Airlines Index based on the closing value of each index beginning December 31, 2001 and ending December 29, 2006. The graph assumes investments of $100 on December 31, 2001 in Common Stock of the Company at its closing price of $14.60 per share on December 31, 2001 and the S&P 500 Index and the AMEX Airlines Index at their respective December 31, 2001 closing prices. Any dividends are assumed to be reinvested.

MIDWEST AIR GROUP, INC.

Relative Market Performance

December 31, 2001 to December 29, 2006

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Midwest Air Group, Inc.	$100.00	$36.64	$28.84	$19.93	$38.63	$78.77
AMEX Airlines Index (1)	100.00	44.08	69.75	68.28	61.86	66.25
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54

(1)

The AMEX Airlines Index consists of AirTran Holdings, Inc., Alaska Airlines, Inc., AMR Corporation, Continental Airlines, Inc., ExpressJet Holdings, Inc., Frontier Airlines Holding, Inc., JetBlue Airways Corporation, Mesa Air Group, Inc., Skywest, Inc., Southwest Airlines Co. and UAL Corporation.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial and Operating Data

Midwest Air Group, Inc.

(Dollars in thousands, except per share amounts)

Years Ended	2006	2005	2004	2003	2002

Statement of Operations Data:
Total operating revenues	664,501	522,989	415,246	383,948	426,974
Total operating expenses (1)	663,909	588,157	460,498	414,412	481,232
Operating income/(loss)	592	(65,168)	(45,252)	(30,464)	(54,258)

Other (expense) income, net (2)	4,417	142	(1,933)	10,038	38,023

Net income/(loss)	5,412	(64,886)	(43,132)	(13,278)	(10,552)

Earnings per common share – basic:
Net income/(loss)	0.30	(3.71)	(2.47)	(0.85)	(0.72)

Earnings per common share – diluted:
Net income/(loss)	0.29	(3.71)	(2.47)	(0.85)	(0.72)

Balance Sheet Data:
Property and equipment, net	154,962	158,822	181,863	192,805	224,564
Total assets	356,451	351,344	360,729	396,239	376,606
Long-term debt (3)	42,090	46,880	50,478	53,642	16,903
Shareholders' equity	21,822	17,256	81,379	124,317	125,127

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

(3)

Long-term debt for 2006, 2005, 2004, 2003 and 2002 does not include current maturities and does not include amounts due for progress payments on the Boeing 717 aircraft program, as these obligations are offset by purchase deposits.

Five-Year Financial and Operating Data

Midwest Air Group, Inc.

Years Ended	2006	2005	2004	2003	2002

Selected Operating and Other Data (1):
Midwest Airlines, Inc.
Revenue passenger miles ("RPMs") (000s)	3,827,111	3,121,785	2,296,252	1,968,753	1,966,186
Available seat miles ("ASMs") (000s)	5,040,712	4,417,682	3,685,372	3,036,287	3,255,348
Scheduled service available seat miles (000s) (2)	4,982,631	4,358,678	3,554,656	2,967,844	3,190,943
Passenger load factor	76.8%	71.6%	64.6%	66.3%	61.6%
Revenue yield (cents per RPM)	12.9	11.9	12.2	13.2	15.5
Revenue per scheduled service ASM (2)	9.9	9.0	8.2	9.2	10.0
Cost per total ASM (cents per mile)	11.3	11.2	10.4	11.3	12.5
Aircraft in service at year-end (3)	36	34	30	28	32
Average aircraft utilization (hours per day)	9.9	9.2	8.6	7.6	7.7
Number of FTE employees at year-end	2,101	1,905	2,057	1,904	2,410

Skyway Airlines, Inc. d/b/a Midwest Connect
Revenue passenger miles (000s)	259,283	242,210	203,895	203,808	193,350
Available seat miles (000s)	380,407	382,251	362,785	382,265	395,839
Scheduled service available seat miles (000s) (2)	380,040	381,983	362,505	382,200	395,591
Passenger load factor	68.2%	63.4%	56.2%	53.3%	48.9%
Revenue yield (cents per RPM)	37.2	36.1	36.8	33.3	37.5
Revenue per scheduled service ASM (2)	25.4	23.5	21.3	18.2	18.4
Cost per total ASM (cents per mile)	29.4	27.3	23.0	20.3	20.2
Aircraft in service at year-end (3)	19	21	22	24	25
Average aircraft utilization (hours per day)	9.0	8.0	7.4	6.8	7.3
Number of FTE employees at year-end	919	1,001	774	603	593

(1)	Revenue passenger miles, revenue per ASM, available seat miles, passenger load factor and revenue yield are for scheduled service operations. The other statistics include charter operations.

(2)	Passenger, cargo and other transport-related revenue divided by scheduled service ASM (expressed in cents). Charter revenue is excluded from the calculation.

(3)	Aircraft acquired but not yet placed in service are excluded from the aircraft in service statistics.

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

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel.

				2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	%	Change	%
Midwest Airlines Operations
Total GAAP operating expenses ($000)	$ 568,259	$ 495,418	$ 382,236	$ 72,841	14.7%	$ 113,181	29.6%
ASMs (000)	5,040,712	4,417,682	3,685,372	623,030	14.1%	732,310	19.9%
CASM	$ 0.1127	$ 0.1121	$ 0.1037	$ 0.0006	0.5%	$ 0.0084	8.1%

Total GAAP operating expenses ($000)	$ 568,259	$ 495,418	$ 382,236	$ 72,841	14.7%	$ 113,181	29.6%
Less: aircraft fuel ($000)	$ 204,399	$ 153,859	$ 91,315	$ 50,540	32.8%	$ 62,544	68.5%

Operating expenses excluding fuel ($000)	$ 363,860	$ 341,559	$ 290,921	$ 22,301	6.5%	$ 50,637	17.4%
ASMs (000)	5,040,712	4,417,682	3,685,372	623,030	14.1%	732,310	19.9%
CASM excluding fuel	$ 0.0722	$ 0.0773	$ 0.0789	$ (0.0051)	-6.6%	$ (0.0016)	-2.1%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$ 111,677	$ 103,141	$ 83,355	$ 8,536	8.3%	$ 19,787	23.7%
ASMs (000)	380,407	382,251	362,785	(1,843)	-0.5%	19,465	5.4%
CASM	$ 0.2936	$ 0.2698	$ 0.2298	$ 0.0237	8.8%	$ 0.0401	17.4%

Total GAAP operating expenses ($000)	$ 111,677	$ 103,141	$ 83,355	$ 8,536	8.3%	$ 19,787	23.7%
Less: aircraft fuel ($000)	$ 27,614	$ 24,220	$ 17,076	$ 3,394	14.0%	$ 7,144	41.8%

Operating expenses excluding fuel ($000)	$ 84,063	$ 78,921	$ 66,279	$ 5,141	6.5%	$ 12,643	19.1%
ASMs (000)	380,407	382,251	362,785	(1,843)	-0.5%	19,465	5.4%
CASM excluding fuel	$ 0.2210	$ 0.2065	$ 0.1827	$ 0.0145	7.0%	$ 0.0238	13.0%

Midwest Air Group
Total GAAP operating expenses ($000)	$ 663,909	$ 588,157	$ 460,498	$ 75,752	12.9%	$ 127,659	27.7%
ASMs (000)	5,421,119	4,799,932	4,048,157	621,187	12.9%	751,776	18.6%
CASM	$ 0.1225	$ 0.1225	$ 0.1138	$ (0.0001)	-0.1%	$ 0.0088	7.7%

Total GAAP operating expenses ($000)	$ 663,909	$ 588,157	$ 460,498	$ 75,752	12.9%	$ 127,659	27.7%
Less: aircraft fuel ($000)	$ 232,013	$ 178,079	$ 108,391	$ 53,934	30.3%	$ 69,688	64.3%

Operating expenses excluding fuel ($000)	$ 431,897	$ 410,078	$ 352,107	$ 21,818	5.3%	$ 57,972	16.5%
ASMs (000)	5,421,119	4,799,932	4,048,157	621,187	12.9%	751,776	18.6%
CASM excluding fuel	$ 0.0797	$ 0.0854	$ 0.0870	$ (0.0058)	-6.7%	$ (0.0015)	-1.8%

Note:  Numbers and totals in this table may not be recalculated due to rounding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company returned to profitability in 2006. The turnaround year was the result of continued strong revenue growth and stable cost per available seat mile (CASM), despite record fuel prices. The Company increased capacity, and experienced improved load factors and yields. The industry showed improvement, as reduced capacity resulted in more favorable pricing. There remained significant pressures as a result of high fuel prices, increased security measures and uncertainty due to legacy carriers exiting bankruptcy as reduced-cost operators.

In 2006, the Company continued its strategy of increased frequency to existing destinations, additional connection opportunities and strategic pricing tactics designed to increase total system revenue. The Company also continued its comprehensive review of its operations, processes and significant cost drivers.

Key risks to the Company maintaining and increasing profitability include a depressed business travel fare environment, continuing competition, the economy, world events and high fuel costs. The Company discusses these and other risks more fully in Item 1A, “Risk Factors,” contained in this Annual Report on Form 10-K.

2006 Financial Overview

(Dollars in millions, except per share amounts)	Twelve Months Ended
December 31,
	2006	2005	Net Change
Total Operating Revenue	$ 664.5	$ 523.0	$ 141.5
Total Operating Expenses	$ 663.9	$ 588.2	$ 75.7
Operating Income/(Loss)	$ 0.6	$ (65.2)	$ 65.8
Net Income/(Loss)	$ 5.4	$ (64.9)	$ 70.3
Net Income/(Loss) per Diluted Share	$ 0.29	$ (3.71)	$ 4.00

During 2006, total Company revenue increased $141.5 million, or 27.1%, with load factor, yield and capacity showing strong improvement. Load factor increased 5.2 percentage points to 76.2%, compared with 71.0% in 2005, as a result of a 21.5% increase in passenger traffic (measured in revenue passenger miles, or “RPMs”) on 13.1% more available seat miles (“ASMs”). The improvement in load factor was driven by a favorable economic environment and a strategic revenue management system designed to maximize the total revenue per flight. Yield improved 5.4%, to 14.40¢ from 13.66¢ in 2005. The yield improvement was a result of industrywide fare increases throughout 2006, other carriers’ capacity reductions and improved revenue management technology and execution. The Company’s capacity increased 13.1%, due to the net addition of three Boeing 717 aircraft to the fleet year over year and higher aircraft utilization.

The Company’s operating expenses increased by $75.7 million, or 12.9%, in 2006. Operating expenses include a $53.9 million, or 30.3%, increase in fuel costs; per-gallon fuel prices averaged $2.17 for the year, up from $1.86 in 2005. Salaries, wages and benefits increased $13.1 million due to the 9.0% increase in block hours and aircraft rentals increased $12.7 million, as a result of the addition of three Boeing 717 aircraft. Operating costs for 2005 included a $15.6 million impairment loss due to the reduction in cost basis of two MD-81 jets to fair market value. Cost changes are further explained in the sections that follow.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues for 2006, 2005 and 2004.

	2006		2005		2004
	Per Total ASM	%	Per Total ASM	%	Per Total ASM	%
Operating revenues:
Passenger service	10.85¢	88.5%	9.58¢	87.9%	8.75¢	85.3%
Cargo	0.17	1.4%	0.13	1.2%	0.13	1.2%
Other	1.23	10.1%	1.19	10.9%	1.38	13.5%
Total operating revenues	12.26	100.0%	10.90	100.0%	10.26	100.0%

Operating expenses:
Salaries, wages and benefits	2.95	24.1%	3.06	28.1%	3.53	34.4%
Aircraft fuel and oil	4.28	34.9%	3.71	34.1%	2.68	26.1%
Commissions	0.33	2.7%	0.29	2.6%	0.26	2.5%
Dining services	0.15	1.3%	0.20	1.8%	0.18	1.8%
Station rental/landing/other	0.95	7.8%	0.96	8.9%	0.97	9.5%
Aircraft maintenance	0.95	7.7%	1.08	9.9%	1.05	10.2%
Depreciation and amortization	0.28	2.3%	0.33	3.1%	0.43	4.2%
Aircraft rentals	1.18	9.7%	1.07	9.8%	1.00	9.7%
Impairment loss	0.00	0.0%	0.33	3.0%	0.00	0.0%
Other	1.16	9.5%	1.22	11.2%	1.28	12.5%
Total operating expenses	12.25¢	100.0%	12.25¢	112.5%	11.38¢	110.9%

Total ASMs (millions)	5,421.1		4,799.9		4,048.2

Note: Numbers in this table may not be recalculated due to rounding.

Year Ended December 31, 2006 Compared With

Year Ended December 31, 2005

Operating Revenues

The Company’s 2006 operating revenues of $664.5 million increased $141.5 million, or 27.1%. Passenger revenues of $588.2 million increased $128.6 million, or 28.0%, and accounted for 88.5% of total operating revenues. RASM increased 12.5% in 2006 to 12.26¢ per ASM compared with 10.90¢ in 2005.

Midwest Airlines 2006 passenger revenue of $491.8 million increased $119.5 million, or 32.1%. The increase in revenue was due to a 22.6% increase in passenger traffic, a 7.8% increase in yield and a 5.2 percentage point increase in load factor from 71.6% to 76.8%. The revenue growth and load factor performance are primarily due to strategic deployment of new capacity in higher return markets, enhanced revenue management strategies and technology, along with a favorable industry and improving pricing environment and reduced competitor capacity in relevant markets including Milwaukee.

Midwest Connect 2006 passenger revenue of $96.4 million increased $9.1 million, or 10.4%. Passenger traffic increased 7.0% and revenue yield increased 3.1%. Load factor increased 4.8 percentage points to 68.2% from 63.4% in 2005. In addition, Midwest Connect added a Fairchild 328JET late in the year.

The Company’s 2006 revenue from cargo and other services of $76.3 million increased $12.9 million, or 20.5%. The increase was due to increased ticket change fees ($4.9 million), cargo revenues ($3.1 million), frequent flyer revenues ($1.9 million), charter flight revenue ($1.7 million), buy-onboard meals and entertainment ($1.4 million), and EAS subsidies ($0.5 million), partially offset by reduced ground services ($0.5 million).

Operating Expenses

The Company’s operating expenses of $663.9 million in 2006 increased $75.8 million, or 12.9%. The increase was primarily due to higher fuel costs ($53.9 million), salaries, wages and benefits ($13.1 million) and aircraft rentals ($12.7 million), in part due to a 3.8% increase in the number of flight segments and a 9.0% increase in block hours. Cost per available seat mile (“CASM”) remained unchanged versus 2005 at 12.25¢. A non-GAAP measurement that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 0.58¢ to 8.0¢, or 6.7%. See Item 6. Selected Financial Data, Selected Non-GAAP Disclosures.

Salaries, Wages and Benefits

Salaries, wages and benefits of $160.1 million in 2006 increased $13.1 million, or 8.9%. The labor increase was primarily due to $7.0 million in additional flight crew and inflight pay on a 9.0% increase in block hours, as well as insourcing the commissary operations for buy-onboard meal service of $1.7 million and other general pay increases and staffing of $3.2 million. Fringe benefit expense decreased $2.1 million driven by the change to a self-insured medical program ($4.9 million), offset partially by an increase in workers’ compensation of $0.9 million and payroll taxes of $0.9 million. On a CASM basis, labor costs decreased from 3.06¢ in 2005 to 2.95¢ in 2006.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes of $232.0 million in 2006 increased $53.9 million, or 30.3%. Into-plane fuel prices increased 16.6% in 2006, averaging $2.17 per gallon versus $1.86 per gallon in 2005, resulting in a $33.0 million (pre-tax) unfavorable price impact (calculated by applying 2005 prices to actual gallons consumed in 2006 and comparing the result to actual 2006 expense). Fuel expense includes hedging, which unfavorably impacted fuel costs by $2.2 million ($0.02 per gallon) in 2006. Fuel consumption increased 11.3 million gallons and resulted in a $21.0 million (pre-tax) unfavorable impact (calculated by applying 2005 prices to the actual increase in gallons consumed in 2006 relative to 2005), primarily the result of adding three Boeing 717 aircraft and a 9% increase in block hours. On a CASM basis, aircraft fuel and oil increased 0.57¢ to 4.28¢ in 2006, or 15.4%.

Commissions

Commissions for travel agents and commissions related to credit card transactions of $18.0 million in 2006 increased $4.2 million, or 30.7%. The increase was primarily due to a 28.0% increase in passenger service revenue. On as CASM basis, commissions increased 0.04¢ to 0.33¢ in 2006, or 13.8%.

Dining Services

Dining service costs of $8.4 million in 2006 decreased $1.2 million, or 12.7%. The decrease was primarily due to reduced service fees due to the insourcing of the buy-onboard dining program in the second quarter of 2005 ($2.9 million) and a reduction in commissary supplies ($0.8 million). This was partially offset by an increase in meal costs ($1.1 million), beverages ($1.1 million) and on-board entertainment ($0.2 million), which were driven by the increased passenger traffic. On a CASM basis, dining services decreased 0.05¢ to 0.15¢ in 2006, or 25.0%.

Station Rental, Landing and Other Fees

Station rental, landing and other fees of $51.6 million in 2006 increased $5.3 million, or 11.4%. The increase was primarily due to higher costs for station rental ($2.6 million), landing fees due to increased flights ($1.4 million), interrupted trip and baggage ($0.6 million), ground handling ($0.5 million), and equipment and supplies expense ($0.3 million). On a CASM basis, station rental, landing and other fees decreased 0.01¢ to 0.95¢ in 2006, or 1.0%.

Aircraft Maintenance Materials and Repairs

Aircraft maintenance materials and repairs expense of $51.5 million in 2006 decreased $0.3 million, or 0.7%. The decrease was driven by a $6.5 million reduction in MD80 engine repair and related costs.  This was partially offset by a $4.3 million increase in the Boeing fleet hour expenses due to three additional 717 jets, increased block hours and an increase in the flying hourly charge.  The 328JET had $0.8 million higher maintenance and material cost. Repair of rotable parts increased of $0.3 million.  In 2005, $3.6 million of excess engine overhaul charges for the MD80 fleet hour agreement were recorded.  On a CASM basis, aircraft maintenance materials and repairs decreased 0.13¢ to 0.95¢ in 2006, or 12.0%.

Depreciation and Amortization

Depreciation and amortization of $15.2 million in 2006 decreased $0.8 million, or 5.1%. On a cost per ASM basis, these costs decreased 15.1% from 2005. Depreciation was lower as one MD-80 was sold in December 2005 and a second MD-80 was sold in May 2006.

Aircraft Rentals

Aircraft rental costs of $64.2 million in 2006 increased $12.7 million, or 24.8%. These costs increased $12.7 million due to the addition of three leased Boeing 717 aircraft to the Midwest Airlines fleet. On a cost per ASM basis, aircraft rentals increased 10.3% from 2005.

Other

Other operating expenses of $63.0 million in 2006 increased $4.5 million, or 7.8%. The increase was driven primarily by booking fees ($1.7 million), costs related to an AirTran offer ($1.3 million) (see Note 15 of the Notes to Consolidated Financial Statements for further details regarding the AirTran offer), advertising and promotions ($1.2 million), crew expenses ($1.2 million), insurance ($0.6 million) and cost of parts sold ($0.5 million), offset by reductions in expenses related to the 2005 write down of aircraft purchase deposits ($1.0 million) and a change in the marketing agreement related to frequent flyer partners ($0.8 million). On a cost per ASM basis, other expenses decreased 4.9% from 2005.

Other (Expense) Income

Other income increased $4.3 million in 2006 due to higher interest income ($4.0 million) and lower interest expense ($0.3 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s long-term debt related to aircraft, convertible debt and moratorium note.

Credit for Income Taxes

Income tax net credit for 2006 was ($0.4) million, an increase of $0.3 million. The 2006 net credit included alternative minimum tax expense of $0.3 million, offset by the favorable resolution of tax contingencies previously accrued of $0.7 million. The effective tax rates for 2006 and 2005 were (8.0%) and (0.2%), respectively. In 2006, the Company utilized $5.2 million in net operating losses (“NOLs”) from prior years.

Net Income/(Loss)

Net income for 2006 was $5.4 million, an improvement of $70.3 million from the net loss of $64.9 million in 2005.

Year Ended December 31, 2005 Compared With

Year Ended December 31, 2004

Operating Revenues

The Company’s 2005 operating revenues of $523.0 million increased $107.7 million, or 25.9%. Passenger revenues of $459.7 million accounted for 87.9% of total revenues and increased $105.4 million, or 29.8%.

Midwest Airlines 2005 passenger revenue of $372.3 million increased $93.2 million. The increase in revenue was primarily due to a 36.0% increase in passenger traffic and a 7.0 percentage point increase in load factor from 64.6% to 71.6%. The revenue growth and load factor performance were due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements – including frequency increases and aircraft upgrades that started in first quarter 2005 and continued throughout the year. However, this was partially offset by a 1.9% decrease in revenue yield, to 11.93¢ from 12.16¢ in 2004. This yield decline was partly a result of the Company’s strategy, implemented in the fourth quarter of 2004, to increase load factor by being more price competitive. As a result, RASM increased 6.8% in 2005 to 9.94¢ per ASM compared with 9.31¢ in 2004.

Midwest Connect’s 2005 passenger revenue of $87.3 million increased $12.3 million, or 16.4%. Passenger traffic increased 18.8% in 2005, but this increase was partially offset by a 2.0% decrease in revenue yield. Load factor increased 7.2% in 2005 to 63.4%.

The Company’s 2005 revenue from cargo and other services of $63.3 million increased $2.3 million, or 3.8%. The increase was due to higher mail and freight revenue ($1.3 million), ticket services ($2.2 million), buy-onboard meals and entertainment ($3.0 million) and services for other airlines ($0.6 million), which was partially offset by a reduction of $5.2 million in charter revenue primarily due to a reduced number of charter flights as a result of the cancellation of the National Hockey League 2004-2005 season.

Operating Expenses

The Company’s 2005 operating expenses of $588.2 million increased $127.7 million, or 27.7%. The increase was primarily due to higher fuel costs ($69.7 million), asset impairment loss ($15.6 million), aircraft maintenance, material, and repairs ($9.2 million) resulting from a 12.8% increase in the number of flight segments and a 14.6% increase in block hours, and aircraft rentals ($11.1 million). In 2005, CASM increased by 0.88¢ to 12.25¢, or 7.7%. A non-GAAP measurement that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 0.15¢ to 8.54¢, or 1.8%. CASM in 2005 included 0.33¢ of impairment loss. See Item 6. Selected Financial Data, Selected Non-GAAP Disclosures.

Salaries, Wages and Benefits

Salaries, wages and benefits of $147.0 million in 2005 increased $4.3 million, or 3.0%. The labor increase was primarily due to $6.5 million in additional flight crew and inflight pay on a 14.6% increase in block hours, an increase of $1.9 million for station staffing due to the increase of scheduled service segments, as well as insourcing the commissary operations for buy-onboard meal service ($1.1 million), and other general pay increases and staffing ($1.0 million). A reduction of $6.2 million in maintenance labor costs resulted from outsourcing the heavy maintenance function for MD-80 aircraft. On a CASM basis, labor costs decreased from 3.53¢ in 2004 to 3.06¢ in 2005.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes of $178.1 million in 2005 increased $69.7 million, or 64.3%. Into-plane fuel prices increased 37.7% in 2005, averaging $1.86 per gallon in 2005 versus $1.35 per gallon in 2004, resulting in a $48.8 million (pre-tax) unfavorable price impact (calculated by applying 2004 prices to actual gallons consumed in 2005 and comparing the result to actual 2005 expense). Fuel expense includes hedging, which favorably impacted fuel costs by $5.1 million ($0.06 per gallon) in 2005. The fuel consumption increase resulted in a $20.9 million (pre-tax) unfavorable impact (calculated by applying 2004 prices to the actual increase in gallons consumed in 2005 relative to 2004), primarily as the result of adding five Boeing 717 aircraft and increased utilization of the existing fleet.

Commissions

Commissions for travel agents and commissions related to credit card transactions of $13.8 million in 2005 increased $3.4 million, or 32.7%. The increase was primarily due to a 34.6% increase in passenger traffic, coupled with an increase in the effective commission rate for credit cards from 2.9% in 2004 to 3.0% in 2005.

Dining Services

Dining service costs of $9.6 million in 2005 increased $2.2 million, or 28.8%. The majority of the increase was due to a 12.8% increase in flight segments, meal costs ($0.4 million) and commissary supplies ($1.1 million), the result of bringing the new buy-onboard dining service in-house in the second quarter. These cost increases were offset by meal and entertainment revenue of $2.7 million in 2005. In previous years, the revenue and cost of buy-onboard meals were realized by an outside vendor.

Station Rental, Landing and Other Fees

Station rental, landing and other fees of $46.3 million in 2005 increased $6.9 million, or 17.5%. The increase was primarily due to the increase in flights, resulting in higher costs for landing fees ($2.4 million), ground handling ($2.3 million), interrupted trip and baggage expense ($0.6 million) and security costs ($0.5 million).

Aircraft Maintenance Materials and Repairs

Aircraft maintenance materials and repairs of $51.8 million in 2005 increased $9.2 million, or 21.7%. The increase included $5.5 million for fleet hour engine maintenance agreements due to a 14.6% increase in block hours.  Excess engine overhauls charges under the contract for MD-80 engine repair totaled $3.6 million in 2005.  Outsourcing the MD-80 airframe overhauls resulted in $3.7 million of expense. Previously, Midwest Airlines performed this work and most of the related cost was in salaries, wages and benefits.

Depreciation and Amortization

Depreciation and amortization of $16.0 million in 2005 decreased $1.3 million, or 7.6%. On a cost per ASM basis, these costs decreased 22.0%. Depreciation was lower due to the impairment of two MD-80 aircraft and other related assets becoming fully depreciated in 2005.

Aircraft Rentals

Aircraft rental costs of $51.5 million in 2005 increased $11.1 million, or 27.6%. These costs increased $11.3 million due to the addition of five leased Boeing 717 aircraft to the Midwest Airlines fleet year over year. On a cost per ASM basis, these costs increased 7.6%.

Other

Other operating expenses of $58.5 million in 2005 increased $6.5 million, or 12.6%. The increase was primarily due to higher booking fees ($2.1 million) resulting from increased passenger volume, the write-off of capitalized lease arranger and legal expenses ($1.0 million), the write-off of aircraft purchase deposits ($1.0 million), advertising ($0.7 million) and communication expenses ($1.3 million). These increases were partially offset by a decrease of $1.1 million in charter and special markets costs due to the cancellation of the National Hockey League 2004-2005 season. On a cost per ASM basis, other operating expenses decreased 5.0%.

Other (Expense) Income

 Other income increased $2.1 million due to higher interest income ($1.9 million) and lower interest expense ($0.2 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s long-term debt related to aircraft and convertible debt.

Credit for Income Taxes

Income tax credit for 2005 was ($0.1) million, a decrease of $3.9 million. The effective tax rate for 2005 and 2004 was (0.2)% and (8.6)%, respectively. Beginning with the second quarter of 2004, the Company no longer records income tax benefit on losses due to the accumulated losses and the Company’s inability to offset net operating losses against deferred tax liabilities.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company considers the following as its critical accounting policies and estimates: frequent flyer revenue, impairment of long-lived assets, and pension and postretirement plans. For a detailed discussion of accounting policies, refer to the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Frequent Flyer Program

A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized as passenger revenue on a straight-line basis over 32 months (the estimate used by the Company to reflect when the travel will occur).

The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company’s frequent flyer program is accrued based on an estimated redemption percentage of 94% applied to actual mileage recorded in members’ accounts to calculate the award level. As part of estimating incremental costs, the Company includes the additional costs related to transportation of passengers, over and above costs to transport vacant seats, such as fuel, refreshments, insurance and ticketing as well as the cost of partner programs. A change to these cost estimates and the estimated redemption percentage could have a significant impact on the Company’s liability in the period the change is made, as well as in future periods. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2006.

Impairment of Long-Lived Assets

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, significant change in fleet utilization of aircraft and significant negative industry or economic trends.

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

Pension and Postretirement Plans

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006. FAS No. 158 requires recognition of the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or a liability on the balance sheet and recognition of changes in that funded status in the year in which changes occur through comprehensive income. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.

These measurements require several assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Changes in assumptions can significantly affect our future annual expense. In addition, as a result of adoption of FAS No. 158, changes in assumptions could significantly increase or decrease Shareholders’ Equity at future measurement dates.

The Company uses a discount rate that is based on a point-in-time estimate as of the December 31 annual measurement date. Changes in the discount rate will increase or decrease recorded liabilities with a corresponding adjustment to Shareholders’ Equity as of the measurement date. In future reporting periods, the adjustment for a change in the discount rate will be recognized in other comprehensive loss in the period in which it occurs.

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

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $118.1 million at December 31, 2006, compared with $99.0 million at December 31, 2005. At December 31, 2006, the restricted cash balance was $39.6 million, compared with $38.8 million on December 31, 2005. Restricted cash is primarily attributable to the credit card processing agreement for MasterCard/Visa transactions, which is discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. The aggregate amount of risk exposure for all processors (other than amounts under holdback) as of December 31, 2006 was approximately $20.0 million.

As of December 31, 2006, the Company had a working capital surplus of $24.0 million compared with $4.8 million on December 31, 2005. The $19.2 million increase in working capital reflects an increase in cash and cash equivalents, decreases in accrued fuel purchases, accounts payable and current maturities of long-term debt, offset by an increase in air traffic liability.

Operating Activities

Net cash provided by operations for the year ended December 31, 2006 totaled $20.5 million, compared with $16.8 million net cash generated in 2005. Cash provided by operations reflects the $5.4 million net income earned during the year, $15.2 million depreciation, $12.2 million increase of air traffic liability due to increased sales for future flights, and $2.1 million of increased deferred frequent flyer revenues, offset by decreases of $2.7 million in accounts payable, $8.2 million in fuel accruals and $3.1 million in engine repair accruals.

Investing Activities

Net cash provided by investing activities totaled $1.1 million, compared to $1.6 million for the year ended December 31, 2005. Cash provided in 2006 includes $12.0 million for the return of purchase deposits and pre-delivery progress payments and $1.4 million of proceeds from sale of equipment. The cash used in 2006 includes $13.5 million of capital expenditures primarily relating to the purchase of two Fairchild 328JETs, Boeing 717 parts and a spare engine.

Financing Activities

Net cash used in financing activities during 2006 totaled $2.5 million, compared with $0.9 million used in 2005. Cash used in financing activities include the reduction of long-term debt of $9.1 million for the return of purchase deposits associated with delivery of Boeing 717s. Cash provided by financing includes $5.3 million for proceeds from warrants and stock options exercised.

The Company maintains a qualified defined benefit plan, the Pilots’ Supplemental Pension Plan (the “Qualified Plan”), which provides supplemental retirement benefits to Midwest Airlines pilots, and an unfunded nonqualified defined benefit plan to provide Midwest Airlines pilots with annuity benefits for salary in excess of amounts permitted to be paid under the provisions of the tax law to participants in the Qualified Plan. The method used to determine the market-related value of plan assets is the prior year’s market-related value of assets, adjusted by contributions, disbursements, expected return on investments and 20% of investment gains (losses) during the five prior years. As of December 31, 2006, the Qualified Plan assets are invested primarily in equities and fixed income instruments. Additional discussion of Plan investment strategy is in Note 11 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. Funding requirements for the Qualified Plan in 2005 were $1.6 million, which was fully paid in 2006. Estimated 2007 plan year funding requirements for the Qualified Plan are $2.0 million, which will be paid in September 2007.

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

Payments on the Basic Moratorium Notes began in July 2004 and totaled $2.6 million in principal payments in 2006. These notes will be paid in full by the end of June 2007.

As a result of the 2003 restructuring of lease and debt agreements, the Company has significantly lowered its obligations compared to the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. Such defaults include the Company filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This contingent obligation of the Company expired in 2006.

Other Factors Affecting Liquidity

The Company has not paid federal income taxes since 2002. During the year ended December 31, 2006 the Company recorded Alternative Minimum Tax (“AMT”) totaling $0.3 million, payable in 2007. As of December 31, 2006, the Company had a non-current deferred tax liability of $5.4 million and deferred tax assets aggregating $5.0 million.

These amounts included an estimated tax effected net operating loss (“NOLs”) of $22.9 million for federal income tax purposes that will expire through 2023. The Company had also recorded estimated state NOLs of $9.4 million, as well as alternative minimum tax carry forward of $2.6 million. Due to the uncertainty of realizing the NOLs, the Company recorded a valuation allowance for all related amounts.

Contractual Obligations

The following table of material debt and lease commitments, including interest, at December 31, 2006 summarizes the effect these obligations are expected to have on the Company’s cash flow in the future periods set forth below (in thousands):

	Related Cash Outflows
Contractual Obligations	Total	2007	2008 and 2009	2010 and 2011	2012 and After
Long-Term Debt Obligations	$ 53,234	$ 4,547	$ 26,499	$ 3,780	$ 18,408
Operating Lease Obligations	1,133,241	76,172	146,284	137,391	773,394
Capital Lease Obligation	89	37	52	0	0
Other Long-Term Commitments(1)	3,625	625	1,250	1,000	750
Total	$1,190,189	$81,381	$174,085	$142,171	$792,552

(1)

Naming Rights for Midwest Airlines Center.

Due to the completed conversion of all convertible debt in February 2007, which is discussed in more detail in Note 15 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K, cash outflows will be reduced by $1.4 million in 2007 and $22.7 million in 2008.

2007 and Beyond

A competitive revenue environment and the volatile nature of fuel prices make it difficult to accurately project cash flow from operations for 2007 and beyond. Absent adverse factors outside the control of the Company such as terrorist attacks, heightened fear of terrorist attacks or substantial deterioration in the industry revenue environment, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2007. Key cash flow items for 2007 and beyond include:

●

Anticipated total capital spending of approximately $16.5 million for 2007 and similar spending annually in 2008 with a 30% reduction in 2009. The anticipated spending includes amounts in 2008 and 2009 that are dependent on fleet replacement decisions currently being contemplated and excludes aircraft acquisitions, which are expected to be leased. The Company expects most of the spending to be for spare parts for the Boeing 717 program, continued maintenance support of the Midwest Airlines MD-80 fleet and parts provisioning for contemplated fleet replacement as referenced above.

●	Lease payments of $76.2 million in 2007 for aircraft and other operating lease obligations.

●	Estimated net interest income of $6.0 million in 2007.
●	Non-cash expenses arising primarily from depreciation, contributing approximately $16.5 million to annual cash flow in 2007.
●	Estimated defined benefit pension plan contributions of approximately $2.0 million in 2007.
●	Payment of principal on the lender and lessor moratorium note ending in 2007, totaling approximately $1.1 million.
●	Potential reductions in the Boeing lease payments as the Company’s financial position improves.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposures include commodity price risk (i.e., aircraft fuel prices) and interest rate risk. The Company’s operating results are significantly impacted by changes in the price and availability of aircraft fuel. The Company periodically manages the price risk of fuel primarily by purchasing fuel hedge collars that establish floor and ceiling prices. Those options are recorded at their fair market value, and the changes in fair market value are recorded in the consolidated statement of operations in accordance with Statement of Financial Accounting Standards (“FAS”), No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” For 2006, aircraft fuel and oil and associated taxes represented 35% of the Company’s total operating expenses. Based on the Company’s fiscal 2006 fuel consumption of approximately 107 million gallons, a one-cent change in the average annual price per gallon of aircraft fuel would increase the Company’s fuel expense by approximately $1.1 million. As of December 31, 2006, the Company had fuel hedge collars in place covering approximately 26%, 26% and 12% of anticipated fuel consumption for the first, second and third quarters of 2007, respectively.

As of December 31, 2006, the Company had no short- or long-term debt obligations that were subject to variable interest rates. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003. The Company believes that, as of December 31, 2006, the fair value of the convertible notes was $30.4 million and exceeded the book value of $21.6 million, due to the share price of the Company stock exceeding the $5 per share conversion price. All other debt appropriately reflects the fair value at December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Midwest Air Group, Inc.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Midwest Air Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Midwest Air Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”  As described in Note 11 to the consolidated financial statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 26, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2006	2005	2004

Operating revenues:
Passenger service	$588,242	$459,652	$354,201
Cargo	9,444	6,323	5,001
Other	66,815	57,014	56,044
Total operating revenues	664,501	522,989	415,246

Operating expenses:
Salaries, wages and benefits	160,060	147,010	142,747
Aircraft fuel and oil	232,013	178,079	108,391
Commissions	18,018	13,784	10,385
Dining services	8,397	9,622	7,470
Station rental, landing and other fees	51,562	46,282	39,375
Aircraft maintenance, materials and repairs	51,451	51,823	42,578
Depreciation and amortization	15,178	16,001	17,309
Aircraft rentals	64,215	51,468	40,323
Impairment loss	-	15,622	-
Other	63,015	58,466	51,920
Total operating expenses	663,909	588,157	460,498
Operating income (loss)	592	(65,168)	(45,252)

Other (expense) income:
Interest income	7,701	3,723	1,874
Interest expense	(3,284)	(3,581)	(3,794)
Other, net	-	-	(13)
Total other (expense) income	4,417	142	(1,933)

Income (loss) before income tax	5,009	(65,026)	(47,185)
Income tax (benefit)	(403)	(140)	(4,053)

Net income (loss)	$5,412	$(64,886)	$(43,132)

Income/(loss) per common share – basic:	$0.30	$(3.71)	$(2.47)
Income/(loss) per common share – diluted:	$0.29	$(3.71)	$(2.47)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

MIDWEST AIR GROUP, INC.

AS OF DECEMBER 31, 2006 AND 2005

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$118,129	$99,000
Accounts receivable, less allowance for
doubtful accounts of $69 in 2006 and $58 in 2005	4,866	5,276
Inventories	7,944	8,772
Prepaid expenses	12,252	11,485
Restricted cash	39,576	38,780
Deferred income taxes	4,634	5,072
Total current assets	187,401	168,385
Property and equipment, net	154,962	158,822
Aircraft purchase deposits and pre-delivery progress payments	-	12,540
Other assets, net	14,088	11,597
Total assets	$356,451	$351,344

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,984	$12,730
Income taxes payable	297	-
Current maturities of long-term debt	1,932	3,469
Air traffic liability	76,080	63,862
Unearned revenue	29,835	33,115
Accrued liabilities:
Vacation pay	5,050	4,783
Accrued fuel purchases	-	8,211
Other	40,189	37,443
Total current liabilities	163,367	163,613
Long-term debt	42,090	46,880
Long-term debt on pre-delivery progress payments	-	9,455
Deferred income taxes	5,352	5,352
Accrued pension and other postretirement benefits	30,404	22,041
Deferred frequent flyer partner revenue	8,178	7,103
Deferred revenue, credits and gains	65,124	60,277
Other noncurrent liabilities	20,114	19,367
Total liabilities	334,629	334,088

Commitments and contingencies (Notes 3, 4 and 9)
Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
20,490,197 shares issued in 2006 and 18,473,847 shares issued in 2005	205	185
Additional paid-in capital	56,002	47,000
Treasury stock, at cost; 708,667 shares in 2006 and 708,480 shares in 2005	(15,584)	(15,584)
Retained earnings	(7,841)	(13,253)
Accumulated other comprehensive loss	(10,960)	(838)
Unearned compensation	-	(254)
Total shareholders' equity	21,822	17,256
Total liabilities and shareholders' equity	$356,451	$351,344

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(DOLLARS IN THOUSANDS)

	2006	2005	2004
Operating activities:
Net Income/(loss)	$5,411	$(64,886)	$(43,132)
Items not involving the use of cash:
Depreciation and amortization	15,178	16,001	17,309
Deferred income taxes	-	(373)	(4,044)
Impairment loss	-	15,622	-
Share based compensation	992	132	578
Other, net	1,060	3,622	6,098

Changes in operating assets and liabilities:
Accounts receivable	410	(1,636)	(578)
Inventories	1,589	1,336	11
Prepaid expenses	(5,162)	(989)	(1,681)
Other assets	(5,142)	887	(1,917)
Accounts payable	(2,746)	5,385	2,463
Deferred frequent flyer partner revenue	2,054	125	(971)
Accrued liabilities	(5,136)	9,546	(3,604)
Unearned revenue	(4,259)	19,177	555
Accrued pension	2,697	2,002	4,128
Restricted cash	(796)	(9,646)	(3,078)
Air traffic liability	12,218	17,726	6,377
Other non-current liabilities	2,153	2,729	7,841
Net cash provided by (used in) operating activities	20,521	16,760	(13,645)

Investing activities:
Capital expenditures	(13,539)	(8,210)	(5,153)
Aircraft purchase deposits and pre-delivery progress payments	-	(9,953)	(4,392)
Return of purchase deposits and pre-delivery progress payments	11,957	17,638	20,405
Proceeds from sale of property and equipment	1,350	2,031	848
Other, net	1,359	100	1,181
Net cash provided by investing activities	1,127	1,606	12,889

Financing activities:
Proceeds from pre-delivery progress borrowings	-	9,692	3,877
Proceeds from warrants and options exercised	5,336	63	112
Payment of debt associated with progress payments	(9,100)	(14,066)	(16,948)
Other, net	1,245	3,453	6,940
Net cash used in financing activities	(2,519)	(858)	(6,019)

Net increase (decrease) in cash and cash equivalents	19,129	17,508	(6,775)
Cash and cash equivalents, beginning of period	99,000	81,492	88,267
Cash and cash equivalents, end of period	$118,129	$99,000	$81,492

Supplemental non-cash activities:
Non-cash incentives	$4,687	$7,663	$8,966
Conversion of debt to common stock	2,777	376	-

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$-	$5,021
Interest Paid	3,047	3,415	3,212

Supplemental schedule of investing activities:
Accrued capital expenditures	$670	$1,022	$340

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

					Accumulated
	Common	Additional			Other		Total
	Stock, $.01	Paid-In	Treasury	Retained	Comprehensive	Unearned	Stockholders'
	par value	Capital	Stock	Earnings	Income/(Loss)	Compensation	Equity

Balances at December 31, 2003	$ 181	$ 45,171	$ (15,578)	$ 94,765	$ (222)	-	$ 124,317
Comprehensive income (loss):
Net loss	-	-	-	(43,132)	-	-	(43,132)
Other comprehensive loss:
Fuel hedge	-	-	-	-	(775)	-
Additional minimum pension liability	-	-	-	-	78	-	(697)
Total comprehensive income (loss)							(43,829)

Issuance of common stock upon exercise
of stock options and related tax benefits	1	112	-	-	-	-	113
Issuance of 271,323 stock options	-	578	-	-	-	-	578
Issuance of 40,400 shares of common stock			-
for conversion of debt	-	202	-	-	-	-	202
Other	-	-	(2)	-	-	-	(2)

Balances at December 31, 2004	182	46,063	(15,580)	51,633	(919)	-	81,379
Comprehensive income (loss):
Net loss	-	-	-	(64,886)	-	-	(64,886)
Other comprehensive loss:
Fuel hedge	-	-	-	-	535	-
Additional minimum pension liability	-	-	-	-	(454)	-	81
Total comprehensive income (loss)							(64,805)

Issuance of common stock upon exercise
of stock options	-	92	-	-	-	-	92
Issuance of 187,002 restricted shares	2	338				(254)	86
Issuance of 75,200 shares of common stock
for conversion of debt	1	375	-	-	-	-	376
Other	-	132	(4)	-	-	-	128

Balances at December 31, 2005	185	47,000	(15,584)	(13,253)	(838)	(254)	17,256
Comprehensive income (loss):
Net Income	-	-	-	5,412	-	-	5,412
Other comprehensive income (loss):
Fuel hedge	-	-	-	-	(4,216)	-
Additional minimum pension liability	-	-	-	-	134	-	(4,082)

Total comprehensive income (loss)							1,330

Reclassification of unearned compensation to
Paid in capital upon adoption of FAS 123R		(254)				254	-
Issuance of common stock upon exercise
of stock options	5	1,821		-	-	-	1,826
Issuance of 109,700 restricted shares	1	(1)					0
Issuance of 789,189 of common shares
for conversion of warrants	8	3,524					3,532
Issuance of 556,600 shares of common stock
for conversion of debt	6	2,777	-	-	-	-	2,783
Adjustments to adopt FAS 158					(6,040)		(6,040)
Other	-	1,135		-	-	-	1,135

Balances at December 31, 2006	$ 205	$ 56,002	$ (15,584)	$ (7,841)	$ (10,960)	$ -	$ 21,822

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIDWEST AIR GROUP, INC.

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Midwest Air Group, Inc. has two separate operating entities, Midwest Airlines, Inc. and Skyway Airlines, Inc., a wholly owned subsidiary of Midwest Airlines, doing business as Midwest Connect. Midwest Airlines, a wholly owned subsidiary of the Company, is a U.S. air carrier providing scheduled passenger service to destinations in the United States. Midwest Airlines also provides aircraft charter, air cargo and other airline services. Midwest Connect provides regional scheduled passenger service to cities primarily in the Midwest and to Toronto, Canada.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies of the Company conform to the accounting principles generally accepted in the United States of America.

In 2006 the Company reclassified the cash flows related to its restricted cash to Operating Activities from Investing Activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004. For the year ended December 31, 2005, the net cash provided by operating activities decreased by $9.6 million to $16.8 million and net cash provided by investing activities increased by $9.6 million to $1.6 million. For the year ended December 31, 2004, the net cash used by operating activities increased by $3.1 million to $13.6 million and net cash provided by investing activities increased by $3.1 million to $12.9 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents. They are carried at cost, which approximates market.  These investments consist of overnight deposits and variable rate demand notes.

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

Other Assets

Other assets consist primarily of airport leasehold rights, capitalized software, deposits, letters of credit as well as fuel margin deposits and airport landing slots.

Impairment of Long-Lived Assets

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. The amount of any impairment is based on the fair value of the related asset.

During third quarter 2005, the Company decided to retire two MD-81 aircraft from the Midwest Airlines fleet. In connection with this decision, the Company performed evaluations to determine whether probability-weighted future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts. As a result of the evaluation, the Company determined that the estimated probability-weighted future cash flows would be less than the aggregate carrying amounts, resulting in impairment. Consequently, in third quarter 2005 the cost bases of these assets were reduced to reflect the fair value at the date of the decision, resulting in a $15.6 million (pre-tax) impairment loss, and the remaining depreciable lives of such assets were adjusted for the anticipated retirement schedule. In determining the fair value of these assets, the Company considered market trends in aircraft dispositions, data from third parties and management estimates.

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

Advertising Expense

Advertising costs are charged to expense when incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $8.3 million, $7.2 million and $6.5 million, respectively.

Concentrations of Risk

Certain of the Company’s employees are covered under various collective bargaining agreements. The Midwest Airlines pilot, Midwest Connect pilot and Midwest Airlines flight attendant groups all ratified five-year contracts in August 2003. These contracts represent 11%, 6% and 13%, respectively, of the Company’s employees at December 31, 2006. The Company operates approximately 84% of its flights and its passenger revenue based on Milwaukee-originating or Milwaukee-arriving flights; thus, the Company is impacted by the economy of the

Milwaukee area. The Company has mitigated some of this risk over the last two years by nearly doubling the amount of connect or “flow” traffic; i.e. passenger traffic beginning in a field station and traveling to another station in the Company’s network with a connection in Milwaukee or Kansas City. This lessens reliance on locally originating Milwaukee traffic.

Fair Value of Financial Instruments

The Company believes the carrying value of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate. The carrying value of derivative instruments has been marked to market based on the fair value of similar instruments as of the balance sheet date. The Company’s fixed rate debt was adjusted to market rates during the restructuring that was completed in August 2003; the convertible notes were priced at fixed rates during third quarter 2003. The Company believes that, as of December 31, 2006, the fair value of the convertible notes was $30.4 million and exceeded the book value of $21.6 million, due to the share price of the Company stock exceeding the $5 per share conversion price. All other debt appropriately reflects the fair value at December 31, 2006.

Maintenance and Repair Costs

Routine maintenance and repair costs for owned and leased aircraft are charged to expense when incurred. The Company expenses airframe maintenance costs as they are incurred.

Midwest Airlines and Midwest Connect engines are primarily under fleet hour agreements, and engine maintenance is expensed straight-line over the term of the contract. All other engine maintenance is expensed as incurred.

Frequent Flyer Program

A portion of the revenue from the sale of frequent flyer mileage credits is deferred and recognized straight-line over 32 months. The Company believes the method appropriately matches revenues with the period in which services are provided.

The estimated incremental cost of providing future transportation in conjunction with travel miles under the Company’s frequent flyer program is accrued based on an estimated redemption percentage of 94% applied to actual mileage recorded in members’ accounts to calculate the award level. To estimate incremental costs, the Company includes the additional costs related to transportation of passengers, over and above costs to transport vacant seats, such as fuel, meals, insurance and ticketing, as well as the cost of partner programs. A change to these cost estimates and the estimated redemption percentage could have a significant impact on the Company’s liability in the period the change is made, as well as in future periods. The ultimate cost will depend on the actual redemption of frequent flyer miles, and may be greater or less than amounts accrued at December 31, 2006.

Postretirement Health Care and Life Insurance Benefits

The costs of health care and life insurance benefit plans for retired employees are accrued over the working lives of employees in accordance with Statement of Financial Accounting Standards (“FAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Income Taxes

The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes (“FAS 109”).” FAS No. 109 requires that deferred income taxes be determined under the asset and liability method. Deferred income taxes have been recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to differences between the financial reporting and the tax bases of assets and liabilities.

Leases

Rental obligations under operating leases, including any delivery credits, for aircraft, facilities and equipment are charged to expense on the straight-line method over the term of the lease.

Derivative Instruments and Hedging Activities

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in FAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The value of any options is determined using estimates of fair market value provided by major financial institutions. All changes in the fair value of the derivative instruments that are considered effective under FAS 133 are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to fuel expense on the income statement. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company periodically utilizes collar structures or options to mitigate the exposure to the fluctuation in aircraft fuel prices in accordance with the Company’s financial risk management policy. This policy was adopted by the Company to document the Company’s philosophy toward financial risk and outline acceptable use of derivatives to mitigate that financial risk. The collars establish ceiling and floor prices for anticipated jet fuel purchases and serve as hedges of those purchases. At December 31, 2006, the Company recorded $4.5 million as a liability for future fuel prices that may fall below the collar based on anticipated cash flows from the fuel hedge collars. This amount will be reclassed to the Consolidated Statements of Operations over the life of the collars.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty of income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company will adopt FIN No. 48 as of the beginning of Company’s fiscal 2007 year. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations. The Company does not believe there will be adverse effect on the Company’s financial results and expects an increase in shareholders’ equity of less than $1 million, with an equal reduction in noncurrent liabilities.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. FAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of FAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires recognition of the over-funded or under-funded status of a defined benefit post-retirement plan as an asset or a liability on the balance sheet and recognition of changes in that funded status in the year in which changes occur through comprehensive income. FAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The Company’s use of the year-end measurement date for all pension and other post-retirement benefit plans will not change. FAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. Prior to the issuance of FAS No. 158, a minimum pension liability was recorded to reflect the funded status of the pension plans. The Company adopted FAS No. 158 as of December 31, 2006 and the effect is presented in Note 11.

NOTE 2. PROPERTY AND EQUIPMENT

As of December 31, 2006 and 2005, property and equipment consisted of the following (in thousands):

	2006	2005
Flight equipment	$ 201,890	$ 204,830
Other equipment	16,552	16,225
Buildings and improvements	14,874	14,404
Office furniture and equipment	20,649	21,795
Equipment not yet placed in services	6,805	1,793
	260,770	259,047
Less accumulated depreciation	(105,808)	(100,225)
Property and equipment, net	$ 154,962	$ 158,822

The Company has recorded capitalized interest of $0.3 million for the years ended December 31, 2006 and 2005 and $0.2 million for 2004.

NOTE 3. LEASES

The Company leases aircraft, terminal space, office space and maintenance facility. Future minimum lease payments required under operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006 were as follows (in thousands):

Year ended December 31,
2007	$ 76,172
2008	74,091
2009	72,193
2010	70,964
2011	66,427
2012 and thereafter	773,394

As of December 31, 2006, Midwest Airlines had 30 jet aircraft in service financed by operating leases. These leases have expiration dates ranging from 2008 through 2025 and generally can be renewed, based on the fair market value at the end of the lease term, for one to four years. Most of the leases include purchase options at or near the end of the lease term at fair market value.  Under certain operating leases for aircraft, monthly rentals may be reduced if performance and liquidity covenants are met.

Midwest Airlines has received credit memos from certain suppliers associated with the delivery of each Boeing 717 aircraft to be used for the acquisition of aircraft spare parts and maintenance tooling, employee training, flight simulator rental, aircraft lease payments and engine maintenance agreements. In 2006, the Company used $2.0 million of these credit memos as a reduction in lease payments.  As of December 31, 2006, the amount of unused credit memos totaled $0.5 million and is recorded as Other Assets. The Company will continue to use the credits as needed to pay for applicable services. The benefit of these credit memos is being recognized over the term of the leases.

As of December 31, 2006, Midwest Connect’s eight turboprop aircraft were financed under operating leases with an initial lease term of 12 years and expiration dates of 2008 and 2009. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value. A lessor of five of the aircraft sold its interest to another party in December 2004. The terms associated with the new leases were substantially the same as the original leases, except that the new agreement required a deposit of $2.3 million, which is classified as a security deposit in other assets on the balance sheet.

This deposit is fully refundable at the end of the lease if the Company meets its obligations or when the aircraft is sold. Since 2004, the same party acquired all remaining Beech 1900D aircraft and associated leases from existing lessors. The security deposit now covers those aircraft as well. Several aircraft have been sold since the deposit was made, resulting in a balance of $1.0 million at December 31, 2006.  The Beech fleet was reduced by another plane in early 2007.

As of December 31, 2006, Midwest Connect’s five Fairchild 328JETs were financed under operating leases with an initial lease term of 16.5 years expiring in 2016. These leases permit renewal for various periods at rates approximating fair market value and purchase options at or near the end of the lease term at fair market value.

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

Rent expense for all operating leases, excluding landing fees, was $84.8 million, $69.4 million and $58.5 million for 2006, 2005 and 2004, respectively.

NOTE 4. FINANCING AGREEMENTS

Credit Card Holdback

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately deliver the travel. The agreement with the organization that processes MasterCard/Visa transactions was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). As of December 31, 2006, the retained cash amount was 85% of the credit card processor’s risk exposure, or approximately $38.6 million. The retained cash percentage was reduced from 90% in 2005 but can increase or decrease at the discretion of the processor.

The Company also has agreements with American Express, Diners Club and Discover. As of December 31, 2006, American Express had retained cash related to credit card processing, totaling $1.0 million (resulting in an aggregate of $39.6 million in restricted cash for MasterCard/Visa and American Express). Other credit card processors may require holdbacks in the future as well. The aggregate amount of additional holdback if all processors required 100% as of December 31, 2006 was approximately $20.0 million.

Aircraft

Three Fairchild 328JETs were originally financed for a 32-month period beginning in 2001 at fixed rates of interest ranging from 5.58% to 5.92% for the first 26 to 28 months. The interest rates revert to a variable rate for the last few months of the financing agreement. The loans were scheduled to come due in August and November 2003 and January 2004, respectively. As part of the aircraft lease and loan restructuring that occurred in third quarter 2003, the loans were extended to July 2013 at a fixed rate of interest of 4.0%.

In second quarter 2002, Midwest Airlines entered into a loan agreement to fund pre-delivery progress payments to The Boeing Company for new Boeing 717 aircraft. Midwest Airlines entered into the loan agreement with Kreditanstalt fur Wiederaufbau Bank (“KfW”) with the assistance of Rolls-Royce Deutschland Ltd. & Co. KG (“Rolls-Royce”). Rolls-Royce agreed to guarantee this loan agreement on behalf of Midwest Airlines. The loan agreement provided up to $45.0 million in pre-delivery progress payment financing. As of December 31, 2006, Midwest Airlines has no remaining balance under the loan agreement.

In connection with the restructuring agreements with the aircraft lessors and lenders in 2003, the Company’s subsidiaries delivered subordinated promissory notes (the “Basic Moratorium Notes”) to the lessors and lenders. Each of the Basic Moratorium Notes was delivered pursuant to an agreement to amend the existing lease or financing agreements. Each of the Basic Moratorium Notes constitutes payment in full for regularly scheduled amounts due under such lease and financing agreements that Midwest Airlines or Midwest Connect failed to pay to the lessor(s) or lender(s) during the Company’s payment moratorium from February 28, 2003 through August 30, 2003. The outstanding principal balance of the Basic Moratorium Notes at December 31, 2006 is $1.2 million.  Principal and interest (fixed at 10%) on the Basic Moratorium Notes are payable, in arrears, in 36 monthly installments, which began in July 2004.

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

Convertible Debt

On September 29, 2003, the Company entered into agreements under which it raised financing of approximately $33 million (net proceeds approximated $31.1 million, after commissions and expenses). The financing included two components: the sale of $25 million in convertible senior secured notes and the sale of 1,882,353 shares of the Company’s Common Stock having an aggregate purchase price of approximately $8 million. The equity transaction is discussed more fully in Note 6. Most of the Company’s unencumbered assets – including aircraft, spare parts and landing slots – were pledged as security to the convertible note holders. The Company sold the convertible senior secured notes and the Common Stock in private placements to certain qualified institutional investors and accredited investors.  See Note 15 for further details regarding 2007 debt conversions.

The convertible senior secured notes bear interest at 6.75% and mature on October 1, 2008. The notes are secured by certain assets of the Company and its subsidiaries in accordance with a Security Agreement and by a mortgage granted by Midwest Connect. During 2006, approximately $2.8 million of the debt was converted to stock at the option of the note holder. The notes are generally convertible at any time at the option of the note holders into shares of Common Stock of the Company at an initial conversion price of $5.00 per share, which is subject to adjustment pursuant to certain anti-dilution provisions. The note holders may not convert any portion of the outstanding and unpaid principal of the notes to the extent that, after giving effect to such conversion, the note holder (together with such note holder’s affiliates) would beneficially own in excess of 4.99% or 9.99%, as the case may be for the respective note holder, of the number of shares of Common Stock outstanding immediately after giving effect to such conversion. A note holder may waive the 4.99% limitation with such waiver being effective on the 61st calendar day after the Company receives notice of the waiver.

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

Future maturities of long-term debt on all debt obligations, including the Basic Moratorium Note ($1.2 million), debt related to the 328JET aircraft ($21.2 million) and the convertible notes ($21.6 million) are as follows (in thousands):

Year ended December 31,
2007	$ 1,914
2008	22,432
2009	838
2010	884
2011	934
2012 and thereafter	17,002

Due to the complete conversion of all convertible debt in February 2007, which is discussed in more detail in Note 15, future maturities of long-term debt schedule for payment in 2008 will be reduced by $21.6 million to $0.8 million.

NOTE 5. NET INCOME/(LOSS) PER SHARE

Reconciliations of the numerator and denominator of the basic and diluted net income/(loss) per share computations are summarized as follows (in thousands, except per share amounts):

	2006	2005	2004
Net Income/(Loss) Per Share – Basic:
Net income/(loss) (numerator)	$ 5,412	$ (64,886)	$ (43,132)

Weighted average shares outstanding (denominator)	18,118	17,508	17,431

Net income/(loss) per share – basic	$ 0.30	$ (3.71)	$ (2.47)

Net Income/(Loss) Per Share – Diluted:
Net income/(loss) (numerator)	$ 5,412	$ (64,886)	$ (43,132)

Plus income effect of interest on convertible debt(3)	$ 1,568	-	-
Net income/(loss) – assuming conversion	$ 6,980	$ (64,886)	$ (43,132)

Weighted average shares outstanding (denominator)	18,118	17,508	17,431
Effect of dilutive securities:
Stock options (1)	1,117	-	-
Warrants (2)	395	-	-
Convertible debt (3)	4,328	-	-
Shares issuable under the Stock Plans for Outside Directors (4)	76	-	-
Weighted average shares outstanding assuming dilution (denominator)	24,034	17,508	17,431

Net income/(loss) per share – diluted	$ 0.29	$ (3.71)	$ (2.47)

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Anti-dilutive securities are excluded from the computation of diluted earnings per share. These include options to purchase 1,172, 3,041 and 1,866 shares of the Company’s stock for 2006, 2005 and 2004, which were excluded from the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the Common Stock for the respective periods and the effect on earnings per share would be anti-dilutive.

(2)

Warrants issued by the Company totaling 1,571 and 1,571 shares from 2005 and 2004 were excluded as their effect was anti-dilutive. The Company’s common stock exercise price of warrants was $4.72.

(3)

Convertible senior secured notes issued by the Company were excluded from the calculation for 2005 and 2004 as their effect was anti-dilutive. These represent 4,884 shares of the Company’s common stock for 2005 and 2004 at a conversion price of $5.00. Interest on convertible debt totaled $1,568, $1,665 and $1,688 for 2006, 2005 and 2004 respectively.

(4)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 64 and 44 were excluded from the calculations for 2005 and 2004, respectively, as their effect was anti-dilutive.

NOTE 6. SHAREHOLDERS’ EQUITY

At December 31, 2006, the authorized stock of the Company consisted of 50,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, without par value.

Changes in common shares are summarized as follows (in thousands):

	2006	2005	2004
Beginning share balance	18,473.7	18,178.2	18,108.4
Treasury stock purchases	0.2	0.9	0.4
Shares delivered under share based compensation plans	670.5	219.4	29.0
Convertible debt	556.6	75.2	40.4
Warrants	789.2	0	0
Ending share balance	20,490.2	18,473.7	18,178.2

The Company was party to a rights agreement that expired by its terms on February 13, 2006. On February 15, 2006, the Board of Directors adopted a new rights agreement and declared a dividend of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s Common Stock that was distributed to each shareholder of record of the Company’s Common Stock on February 16, 2006. The Rights are exercisable only if a person or entity acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. Each Right initially entitles its holder to purchase one one-hundredth of a share of the Company’s Series A Preferred Stock at an exercise price of $21.00, subject to adjustment. If a person or entity acquires 15% or more of the Company’s Common Stock, then each Right will entitle the holder to purchase, at the Right’s then-current exercise price, Company Common Stock valued at twice the exercise price. The Board of Directors is also authorized to reduce the 15% threshold to not less than 10%. The Rights expire in 2016.

In connection with restructuring agreements in 2003 with the aircraft lessors and lenders, the Company issued warrants to certain lessors and lenders that currently give the holders the right to purchase in the aggregate 1,571,467 shares of the Company’s Common Stock at an exercise price per share of $4.72. The weighted average fair value of the warrants at the grant date was $2.89. The warrants expire in August 2013. As of December 31, 2006, 789,190 of the warrants had been exercised. The assumptions used to calculate the fair value of the warrants were comparable to the weighted average assumptions used to calculate the fair value of options issued under the Company’s stock option plans under FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

Accumulated other comprehensive income/(loss) consists of (in thousands):

	2006	2005
Beginning balance	$ (838.0)	$ (919.2)
Pension – minimum liability	134.0	(453.7)
Pension – adoption of FAS 158	(6,040.0)	-
Fuel collars	(4,216.4)	534.9
Ending balance	$(10,960.4)	$ (838.0)

As of December 31, 2006, the total balance of accumulated other comprehensive loss includes $4.5 million (net of tax) for unrealized losses on fuel collars and $6.5 million (net of tax) loss for pension. As of December 31, 2005, the total balance of accumulated other comprehensive loss include $0.2 million (net of tax) for unrealized losses on fuel collars and $0.6 million (net of tax) loss for pension.

NOTE 7. SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective application transition method: Option awards granted, modified or settled after the date of adoption are required to be measured and accounted for in accordance with FAS 123(R). Unvested equity-classified awards that were granted prior to the effective date will continue to be accounted for in accordance with FAS No. 123, and compensation amounts for awards that vest will now be recognized in the income statement as an expense.

FAS 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized by the Company for options in pro forma footnote disclosures required under FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $3.51, $1.68 and $2.18 for the years ended 2006, 2005 and 2004 respectively. The following assumptions were used to value stock option grants during the following periods:

	2006	2005	2004
Expected volatility	62.2%	53.4%	53.4%
Risk-free interest rate	4.8%	4.2%	3.6%
Forfeiture rate	1.3%	0.9%	1.5%
Dividend rate	0.0%	0.0%	0.0%
Expected life in years	7.3	8.2	7.5

Compensation cost for options granted is recognized over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

2006
Salaries, wages and benefits:
Stock option expense	$750
Restricted stock expense	242
Total	$992

As of December 31, 2006, there was $1.0 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.4 years.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows. FAS 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. The consolidated statement of cash flows for the year ended December 31, 2006 did not include any tax benefits.

The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of the Company’s Common Stock (“Common Stock”) at the grant date. Such fair values are recognized as compensation expense over the requisite service period, net of estimated forfeitures, using the accrual method of expense recognition under FAS 123(R).

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 2,548,900 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants at December 31, 2006 due to the expiration of the plan. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants as of December 31, 2006. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first year and the remaining 33⅓% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant.  On each anniversary of the plan’s effective date, any options that are forfeited by a represented employee without being exercised will be re-granted at the original grant price to other represented employees.  All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant restricted stock and options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 368,085 shares are available for future grants at December 31, 2006. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant and the remaining 33⅓% upon the third anniversary of the date of grant unless otherwise determined, and have a maximum term of 10 years.

The total intrinsic value of options exercised in 2006, 2005 and 2004 was $3.0, $0.0 and $0.0 million, respectively.  Cash received from option exercises during 2006 was $1.8 million.

Transactions with respect to the Plans where the exercise price was equal to the market price on the date of grant are summarized as follows:

	Shares	Weighted Average Price
Options outstanding at December 31, 2003	2,011,272	18.02
Granted	349,400	4.15
Forfeited	(130,408)	16.45
Options outstanding at December 31, 2004	2,230,264	15.94
Granted	185,563	2.79
Exercised	(15,600)	3.36
Forfeited	(420,710)	13.67
Options outstanding at December 31, 2005	1,979,517	15.32
Granted	327,950	5.18
Exercised	(132,428)	3.64
Forfeited	(124,135)	13.64
Options outstanding at December 31, 2006	2,050,904	14.53

Transactions with respect to the Plans where the exercise price was less than the market price on the date of grant are summarized as follows (all such transactions represent re-granted shares as described above under the Company’s 2003 All-Employee Stock Option Plan):

	Shares	Weighted Average Price
Options outstanding at December 31, 2003	957,823	2.89
Granted	272,664	2.89
Exercised	(18,123)	2.89
Forfeited	(86,414)	2.89
Options outstanding at December 31, 2004	1,125,950	2.89
Exercised	(1,680)	2.89
Forfeited	(141,393)	2.89
Options outstanding at December 31, 2005	982,877	2.89
Granted	13,426	2.89
Exercised	(304,019)	2.89
Forfeited	(25,655)	2.89
Options outstanding at December 31, 2006	666,629	2.89

Transactions with respect to the Plans where the exercise price was greater than market price on the date of grant are summarized as follows (all such transactions represent re-granted shares as described above under the Company’s 2003 All-Employee Stock Option Plan):

	Shares	Weighted Average Price
Options outstanding at December 31, 2004	-	-
Granted	331,557	2.89
Exercised	(856)	2.89
Forfeited	(554)	2.89
Options outstanding at December 31, 2005	330,147	2.89
Exercised	(102,651)	2.89
Forfeited	(4,262)	2.89
Options outstanding at December 31, 2006	223,234	2.89

Options exercisable with their weighted average exercise price as of December 31, 2006, 2005 and 2004 for options where the exercise price was equal to the market price on the date of grant were: 1,538,896 options at $17.87, 1,538,254 options at $18.68, and 1,595,145 options at $19.64, respectively.

Options exercisable with their weighted average exercise price as of December 31, 2006, 2005 and 2004 for options where the exercise price was less than the market price on the date of grant were: 666,629 options at $2.89, 982,877 options at $2.89, and 924,748 options at $2.89, respectively.

Options exercisable with their weighted average exercise price as of December 31, 2006 and 2005 for options where the exercise price was higher than the market price on the date of grant were 223,234 options at $2.89 and 330,147 options at $2.89, respectively.

The following table summarizes information concerning non-vested options at December 31, 2006:

	Non-vested Options	Weighted Average Grant Date Fair Value
Total Non-vested Options as of December 31, 2005	441,263	$3.62
New grants (not yet vested)	336,905	$5.07
Grants vested in 2006	(203,829)	$4.55
Forfeited, non-vested shares	(62,331)	$2.64
Total non-vested options as of December 31, 2006	512,008	$4.48

The following table summarizes information concerning options outstanding at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00-$4.99	1,457,100	8.1 years	$ 3.02
$5.00-$9.99	312,638	8.6 years	5.87
$10.00-$14.99	13,200	4.5 years	13.51
$15.00-$19.99	640,229	3.4 years	16.97
$20.00-$24.99	165,400	3.4 years	24.08
$25.00-$29.99	179,150	2.7 years	27.11
$30.00-$34.99	173,050	1.9 years	30.60
Options outstanding at December 31, 2006	2,940,767	5.7 years	$11.94

The following table summarizes information concerning options exercisable at December 31, 2006

Range of Exercise Prices	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00-$4.99	1,250,830	7.9 years	$ 2.90
$5.00-$9.99	6,900	7.7 years	5.33
$10.00-$14.99	13,200	4.5 years	13.51
$15.00-$19.99	640,229	3.4 years	16.97
$20.00-$24.99	165,400	3.4 years	24.08
$25.00-$29.99	179,150	2.7 years	27.11
$30.00-$34.99	173,050	1.9 years	30.60
Options exercisable at December 31, 2006	2,428,759	5.6 years	$11.87

The following table summarizes information concerning unvested options at December 31, 2006, expected to vest in the future:

Range of Exercise Prices	Options Expected to be Vested	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00-$4.99	198,349	9.0 years	$ 3.43
$5.00-$9.99	293,998	9.5 years	5.19
$10.00-$14.99	-	-	-
$15.00-$19.99	-	-	-
$20.00-$24.99	-	-	-
$25.00-$29.99	-	-	-
$30.00-$34.99	-	-	-
Options expected to be exercised at December 31, 2006	492,347	9.3 years	$4.64

The intrinsic value of options expected to be vested at December 31, 2006 is $3.6 million.

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

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2004	-
Granted	187,002	$1.82
Forfeited or expired	(7,500)	$1.82
Outstanding at December 31, 2005	179,502	$1.82
Granted	109,700	$5.17
Forfeited or expired	(24,934)	$2.84
Outstanding at December 31, 2006	264,268	$3.11

Restricted stock awards vest on the third anniversary of the date of grant.  As of December 31, 2006, no restricted stock had vested.  264,268 shares of restricted stock are expected to vest in the future.

Prior to the adoption of FAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense was only recognized for the difference between the fair value and exercise price as of the grant date for options issued under the 2003 All-Employee Stock Option Plan. Had the Company applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share for 2005 and 2004 would have been reduced to the following pro forma amounts, in thousands except per share amounts:

	2005	2004
Net income/(loss):
As reported	$(64,886)	$(43,132)
Add: Total stock-based employee
compensation expense recognized,
net of related tax effect	219	592
Deduct: Total stock-based employee compensation expense determined under fair value based methods, net of related tax effect	(1,345)	(1,916)
Pro forma net income/(loss)	$(66,012)	$(44,456)

Net income/(loss) per share – basic:
As reported Pro forma	$ (3.71) $ (3.77)	$ (2.47) $ (2.55)
Net income/(loss) per share – diluted:
As reported Pro forma	$ (3.71) $ (3.77)	$ (2.47) $ (2.55)

NOTE 8. INCOME TAXES

The income tax credit for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	2006	2005	2004
Current (credit) provision:
Federal	$ (403)	$ -	$ -
State	-	-	-
	(403)	-	-
Deferred (credit) provision:
Federal	-	-	(3,824)
State	-	(140)	(229)

Income tax credit	$ (403)	$ (140)	$ (4,053)

A reconciliation of income taxes at the U.S. federal statutory tax rate to the effective tax rate follows:

	2006	2005	2004
Tax at statutory U.S. tax rates	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(0.0)	(0.2)	(2.0)
Reversal of tax contingency	(14.0)	-	-
Alternative minimum tax	6.0	-	-
Valuation allowance	(35.0)	35.0	28.4
Income tax (credit)	(8.0)%	(0.2)%	(8.6)%

Deferred tax assets and liabilities resulting from temporary differences comprise the following at December 31 (in thousands):

	2006	2005
Current deferred income tax assets (liabilities) attributable to:
Frequent flyer	$ 1,859	$ 1,925
Accrued liabilities	3,143	2,429
Maintenance	96	1,109
Other	(464)	(391)
Net current deferred tax assets	$ 4,634	$ 5,072

Non current deferred income tax (liabilities) assets attributable to:
Excess book basis over tax basis of property	$ (38,912)	$ (37,501)
Maintenance	4,985	4,163
Frequent flyer	2,060	2,016
Pension liability	12,044	7,140
Deferred revenue – new aircraft program	20,131	19,038
Federal net operating losses	22,943	28,157
State net operating losses	9,436	9,191
AMT carry forwards	2,667	2,370
Valuation allowance	(45,107)	(42,731)
Other	4,839	2,805
Net non current deferred tax liabilities	$ (4,914)	$(5,352)

As of December 31, 2006, the Company has tax-effected state net operating losses of $9.4 million. The Company has recorded a valuation allowance on the state net operating losses of $9.4 million as of December 31, 2006. The Company has recorded tax-effected federal net operating losses of $22.9 million, which will begin to expire in 2023. The Company has recorded a valuation allowance on the federal net operating losses of $22.9 million as of December 31, 2006. Beginning with the second quarter of 2004, the Company had not recorded income tax benefit on losses due to the accumulated losses. For the year ended December 31, 2006, the Company recorded an alternative minimum tax liability of $0.3 million and utilized $5.2 million of its net operating losses. The deferred tax positions on the consolidated balance sheet of December 31, 2006 include a current deferred tax asset of $4.6 million, a non-current deferred tax asset of $0.4 million included in Other Assets, and a non-current deferred tax liability of $5.3 million.

In connection with the Company’s initial public offering in 1995 (the “Offering”), the Company, Midwest, Midwest Connect and Kimberly-Clark entered into a Tax Allocation and Separation Agreement (“Tax Agreement”). Pursuant to the Tax Agreement, the Company is treated for tax purposes as if it purchased all of Midwest’s assets at the time of the Offering, and as a result, the tax bases of Midwest’s assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. This additional basis is expected to result in increased income tax deductions and, accordingly, may reduce income taxes otherwise payable by the Company. Pursuant to the Tax Agreement, the Company will pay to Kimberly-Clark 90% of the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit), as realized on a quarterly basis, calculated by comparing the Company’s actual taxes to the taxes that it would have owed had the increase in basis not occurred. In the event of certain business combinations or other acquisitions involving the Company, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits or carryovers of businesses other than those historically conducted by Midwest or the Company. Except for the 10% benefit, the effect of the Tax Agreement is to put the Company in the same financial position it would have been in had there been no increase in the tax bases of Midwest’s assets. There have been no tax-related payments to Kimberly-Clark in 2006, 2005 or 2004.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In February 1997, Midwest Airlines agreed to pay $9.25 million over 15 years for the naming rights to the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee that opened in July 1998. As of December 31, 2006, the Company had remaining cash payments on this commitment of $3.6 million.

As a result of the restructuring of lease and debt agreements described in Note 4, the Company has significantly reduced its obligations compared with the obligations under the previous lease and debt agreements. Included in the restructured agreements are clauses that would make the Company’s obligations, under certain default situations, increase to the amounts under the previous agreements. This contingent obligation of the Company expired in July 2006.

The Company received a prepayment in December 2006 from a frequent flyer program partner. The prepayment program includes financial covenants that, if violated, could allow for termination of the program and repayment of any unearned portion of the prepayment. The prepayment is included in unearned revenue in the consolidated balance sheet and is expected to be fully earned in 2007.

Pursuant to a letter agreement dated December 22, 2006, (the “Letter Agreement”), the Company has retained Goldman Sachs as its financial advisor with respect to the AirTran Holdings, Inc., exchange offer and certain other possible transactions. The Company has agreed to pay: (a) a fee of $1.0 million, paid on December 22, 2006, (which amount is creditable against any fees payable under clause (c) below); (b) if as of April 1, 2007, or any successive three-month anniversary thereof, no transaction fee has been paid pursuant to clause (c) below, an additional financial advisory fee of $1.0 million on April 1, 2007 and each of the next five successive three-month anniversaries thereof, plus an additional financial advisory fee of $0.4 million on October 1, 2008 if no transaction fee has been paid pursuant to clause (c) below (which amounts are creditable on a one-time basis against any fee payable under clause (c) below); and (c) if a sale in one or a series of transactions of 50% or more of the assets or the outstanding common stock of Midwest, as well as any recapitalization, restructuring or liquidation of Midwest, or any other form of disposition which results in the effective sale of the principal business and operations of Midwest is completed, directly or indirectly with any person or group, including Midwest or any of its subsidiaries, by means of a tender offer, exchange offer, merger or other business combination transaction, issuances of securities, private or open market purchases of stock, sales of assets or otherwise, a fee equal to 1.25% of the aggregate consideration paid in such transaction or transactions. The Company has also agreed to reimburse Goldman Sachs periodically for its reasonable expenses, including the fees and disbursements of its attorneys arising in connection with any matter referred to in the Letter Agreement. In addition, the Company has agreed to indemnify Goldman Sachs against certain liabilities, including liabilities under federal securities laws.

In December 2006, the Company entered into an agreement with SkyWest Airlines, Inc. to operate 50-seat regional jet service beginning in April 2007. SkyWest will operate a minimum of 15 and up to 25 Canadair regional jets for the Company during the five-year term agreement. Flying as Midwest Connect, the SkyWest jets will allow the Company to add new destinations, increase frequency on existing routes and upgrade regional routes to all-jet service.

The Company is party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company’s consolidated financial statements.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its fuel hedge derivative instruments as cash flow hedges, as defined in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when they are reclassified to the statement of operations as an offset of fuel expense.

During 2006, the Company continued hedging a portion of the price risk related to anticipated future jet fuel requirements, primarily through a collar option strategy. As of December 31, 2006, the Company had fuel hedge collars in place covering part of the total fuel consumption for 2007. The collars for first quarter 2007 cover approximately 26.0% of the total estimated fuel consumption with an average floor price of $2.35 per gallon and average ceiling price of $2.51 per gallon, based on Gulf Coast Mean pricing, including into-plane costs, which have historically been approximately $0.20 per gallon. There were collars in place that cover 26.0% and 11.8% of the estimated fuel consumption for the second and third quarters of 2007, respectively as of December 31, 2006. In 2006, the Company realized $2.2 million of expense as a result of the price of jet fuel falling below the floor price of the collar. As of December 31, 2006, the Company recorded $4.5 million in current other accrued liabilities as a potential liability for future fuel prices that may fall outside of the collar based on the anticipated cash flows from the fuel hedge collars.

See Note 15 for further details.

NOTE 11. RETIREMENT AND BENEFIT PLANS

The Company adopted FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under FAS 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for over-funded plans) or a liability (for under-funded plans) at December 31, 2006. The incremental effect of adopting the standard on the balance sheet include the creation of a current liability related to payments expected to be made within one year of $0.1 million and the addition of a long-term liability of $5.9 million. Changes in Shareholders’ Equity include adjustments to Accumulated Other Comprehensive Loss of $6.0 million. The incremental effect of adopting FAS 158 is displayed below (in thousands).

Incremental Effect of Adopting FAS 158 December 31, 2006
	Before Adopting FAS 158	Adjustments to Adopt FAS 158	After Adopting FAS 158
Assets
Intangible asset	25	(25)	-

Liabilities
Current benefit liability	-	105	105
Noncurrent benefit liability	24,070	5,945	30,015

Shareholders’ Equity
Accumulated other comprehensive loss	(543)	(6,040)	(6,583)

The data in the above table includes adjustments for qualified and nonqualified pension plans as well as other postretirement and severance plan benefits.

Qualified Defined Benefit Plan

In 2006 and 2005, Midwest Airlines had one qualified defined benefit plan: the Pilot’s Supplemental Pension Plan. This plan provides retirement benefits to Midwest Airlines pilots covered by their collective bargaining agreement.

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

The Company uses a December 31 measurement date for purposes of calculations of plan assets and obligations and all other related measurements.

The following table sets forth the status of the plans as of December 31 (in thousands):

	Midwest Qualified Defined Benefit Plan		Midwest Nonqualified Defined Benefit Plans
	2006	2005	2006	2005
Change in Projected Benefit Obligation
Net benefit obligation at beginning of year	$ 22,262	$ 20,770	$ 1,769	$1,332
Service cost	1,535	1,355	4	3
Interest cost	1,320	1,132	98	73
Actuarial (gain) loss	(777)	(917)	(109)	361
Gross benefits paid	(88)	(78)	-	-
Net benefit obligation at end of year	$ 24,252	$ 22,262	$ 1,762	$1,769

	Midwest Qualified Defined Benefit Plan		Midwest Nonqualified Defined Benefit Plans
	2006	2005	2006	2005
Change in Plan Assets
Fair value of assets at beginning of year	$ 5,568	$ 4,077	$ -	$ -
Actual return on plan assets	506	97	-	-
Employer contributions	1,644	1,472	-	-
Gross benefits paid	(88)	(78)	-	-
Fair value of plan assets at end of year	$ 7,630	$ 5,568	$ -	$ -

Funded status at end of year	$(16,622)	$(16,694)	$(1,762)	$ (1,769)
Unrecognized net actuarial loss	-	8,317	-	658
Unrecognized prior service cost	-	2,679	-	80
Accrued benefit liability	$(16,622)	$ (5,698)	$(1,762)	$ (1,031)

Weighted-average assumptions
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	n/a	n/a
Rate of compensation increase	6.30%	6.30%	6.30%	6.30%

Amounts recognized in the balance sheet consist of (in thousands):

	Midwest Qualified Defined Benefit Plan	Midwest Nonqualified Defined Benefit Plans
	2006	2005	2006	2005
Amounts recognized in the balance sheet
Accrued non-current benefit liability	$(16,622)	$(5,698)	$(1,762)	$(1,031)
Additional minimum liability	-	-	-	(738)
Intangible asset	-	-	-	62
Accumulated other comprehensive loss	9,548	-	568	676

The Company expects to recognize as a component of net periodic pension cost in 2007 the following amounts included in accumulated other comprehensive loss as of December 31, 2006.

	Midwest Qualified Defined Benefit Plan	Midwest Nonqualified Defined Benefit Plans
Actuarial (gain)/loss	$ 345	$ 46
Prior service (credit)/cost	310	9
Total	$ 655	$ 55

The benefit obligations and fair value of plan assets (in which the accumulated obligation exceeds the fair value of plan assets) consists of (in thousands):

	December 31
	2006	2005
Projected benefit obligation	$26,014	$24,031
Accumulated benefit obligation	9,707	8,582
Fair value of plan assets	7,630	5,568

The net periodic benefit cost of defined benefit pension plans for the years ending December 31, 2006, 2005 and 2004, respectively, includes the following (in thousands):

	Midwest Qualified Defined Benefit Plan			Midwest Nonqualified Defined Benefit Plans
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$ 1,535	$ 1,355	$ 1,167	$ 4	$ 3	$ 4
Interest cost	1,320	1,132	986	98	73	66
Expected return on assets	(506)	(372)	(319)	-	-	-
Amortization of:
Prior service cost	310	310	310	9	9	9
Actuarial loss	362	353	329	52	16	7
Total net periodic benefit cost	$3,021	$2,778	$ 2,473	$ 163	$ 101	$86

Assumptions for the above table include a discount rate of 5.75%, 5.75%, and 6.00% for 2006, 2005, and 2004, respectively. The rate of compensation increase for all qualified defined benefit plans was 6.30% for 2006, 2005 and 2004. The rate of compensation increase for all nonqualified defined benefit plans was 6.30% for 2006, 2005 and 2004. The expected return on plan assets for all defined benefit plans was 8.00% for 2006, 2005 and 2004.

Postretirement Health Care and Life Insurance Benefits

Midwest Airlines allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally non-contributory for current retirees and are contributory for most future retirees.

Pilots’ Severance Plan

Midwest Airlines provides severance benefits to a select group of pilots based on the pilot’s age and years of service at termination.

The following table sets forth the status of the plans as of December 31, 2006 and 2005 respectively (in thousands):

	Postretirement Health Care and Life Insurance Benefits		Pilots’ Severance Plan
	2006	2005	2006	2005
Projected Change in Benefit Obligation
Net benefit obligation at beginning of year	$ 4,494	$11,414	$ 6,147	$ 5,581
Service cost	278	461	464	427
Interest cost	250	377	379	338
Plan amendments	-	(7,067)	-	-
Actuarial (gain) loss	(333)	(252)	151	64
Curtailments	-	(376)	-	-
Gross benefits paid	(59)	(63)	(46)	(263)
Net projected obligation at end of year	$ 4,630	$4,494	$ 7,095	$ 6,147

Change in Plan Assets
Fair value of assets at beginning of year	$ -	$ -	$ -	$ -
Employer contributions	59	63	46	263
Gross benefits paid	(59)	(63)	(46)	(263)
Fair value of plan assets at end of year	$ -	$ -	$ -	$ -

Funded status at end of year	$(4,630)	$(4,494)	$ (7,095)	$ (6,147)
Unrecognized net actuarial loss	-	2,423	-	531
Unrecognized prior service credit	-	(6,694)	-	-
Unrecognized transition (asset)/obligation	-	-	-	-
Accrued benefit liability recognized at end of year	$(4,630)	$ (8,765)	$ (7,095)	$ (5,616)

Weighted-average assumptions
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.73%	4.73%	6.30%	6.30%

The net periodic benefit cost of the plans for the years ending December 31, 2006, 2005 and 2004, respectively includes the following (in thousands):

	Postretirement Health Care and Life Insurance Benefits			Pilots’ Severance Plan
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$ 278	$ 461	$ 801	$ 464	$ 427	$ 422
Interest cost	250	377	590	379	338	321
Amortization of:
Prior service costs	(497)	(379)	(24)	-	-	-
Actuarial loss	108	148	83	-	-	-
Transition Obligation	-	-	-	-	-	51
Net periodic benefit cost	$ 139	$ 607	$1,450	$ 843	$ 765	$ 794

FAS 88 Charges:
Curtailment charge (credit)	-	(333)	(98)	-	-	-
Total net periodic benefit cost	$ 139	$ 274	$1,352	$ 843	$ 765	$ 794

Assumptions for the above table include a discount rate of 5.75%, 5.75%, and 6.00% for 2006, 2005 and 2004, respectively. The rate of compensation increase for Postretirement Benefits Plans was 4.73%, 4.73% and 4.57%

for 2006, 2005 and 2004, respectively.  The rate of compensation increase for the Pilot’s Severance Plan was 6.30% for 2006, 2005 and 2004.  Since these benefits are not pre-funded, there is no expected return on plan assets. An 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease 1% per year to 5.00% for 2009 and remain at that level thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the consolidated financial statements.

Amounts recognized in the balance sheet consist of (in thousands):

	Postretirement Benefit Plans		Pilots’ Severance Plans
	2006	2005	2006	2005
Amounts recognized in the balance sheet
Current Liability	$ (59)	$ -	$ (46)	$ -
Accrued benefit liability	(4,571)	(8,766)	(7,049)	(5,616)
Accumulated other comprehensive (income) loss	(4,216)	-	683	-

The Company expects to recognize as a component of net periodic pension cost in 2007 the following amounts included in accumulated other comprehensive loss as of December 31, 2006:

	Postretirement Benefit Plans	Pilots’ Severance Plans
Actuarial (gain)/loss	$ 103	$ -
Prior service (credit)/cost	(497)	-
Total	$ (394)	$ -

The benefit obligations and fair value of plan assets, (in which the accumulated obligation exceeds the fair value of plan assets) at December 31, consist of (in thousands):

	Postretirement Benefit Plans		Pilots’ Severance Plans
	2006	2005	2006	2005

Projected benefit obligation	$ 4,630	$ 4,494	$ 7,095	$ 6,148
Accumulated benefit obligation	-	-	7,095	6,148
Fair value of plan assets	-	-	-	-

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

Plan Assets

The fair value of plan assets for these plans was $7.6 million and $5.6 million at December 31, 2006 and 2005, respectively. The expected long-term rate of return on these plan assets was 8.00% in 2006 and 2005.

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

The asset allocation for the Company’s U.S. pension plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, follows:

Asset Category	Target Allocation for 2007	Percentage of Plan Assets at Year End
		2006	2005
Equity securities	75%	73%	74%
Fixed income	25%	26%	25%
Cash and cash equivalents	0%	1%	1%
Total	100%	100%	100%

Plan Investment Strategy

The Qualified Plan has a Fiduciary Committee that oversees the investment of the assets of the Plan. The Fiduciary Committee has created an investment policy for the assets of the Plan. The basic investment strategy for Plan assets provides that over the investment horizon established in the policy, aggregate Plan assets will meet or exceed:

●	An absolute annual rate of return of 8%, based on the blended weighted-average return on equity and fixed income securities based on the target allocation.
●	An absolute real return (excess of inflation) of 5%.
●	The return of a balanced market index comprised of 75% S&P 500 Stock Index and 25% Lehman Brothers Intermediate Government/Credit Bond Index.

The investment goals above are the objectives of the aggregate Plan and are not meant to be imposed on each investment account (if more than one account is used). The goal of each investment manager, over the investment horizon, shall be to:

●	Meet or exceed the market index, or blended market index, selected and agreed upon by the Plan Fiduciary Committee that most closely corresponds to the style of investment management.
●	Display an overall level of risk in the portfolio that is consistent with the risk associated with the benchmark specified above. Risk will be measured by the standard deviation of quarterly returns.

Specific investment goals and constraints for each investment manager are incorporated as part of the investment policy.

Expected Cash Flows

Information about expected cash flows for the pension and postretirement benefit plans and severance plan follows:

Employer Contributions (in thousands)	Pension Benefits	Other Benefits
2007 (expected) to plan trusts	$ 2,049	$ -
2007 (expected) to plan participants	-	105

Expected future benefit payments for the next five years are as follows (in thousands):

	Pension Benefits	Other Benefits
Year ended December 31,
2007	$ 192	$ 105
2008	274	118
2009	347	153
2010	413	194
2011	523	235
2012-2016	5,481	1,895

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

Company contributions under the Retirement Account Plan are limited to the extent required by tax regulations. To the extent contributions to the Retirement Account Plan are limited under tax law, any excess will be paid pursuant to supplemental retirement arrangements. The amounts expensed and reflected in the accompanying consolidated statements of operations were $4.7 million $4.1 million and $4.0 million in 2006, 2005 and 2004, respectively.

The Company has two voluntary defined contribution investment plans covering substantially all employees. Under these plans, the Company matches a portion of an employee’s contributions if certain thresholds are met. Amounts expensed and reflected in the accompanying consolidated statements of operations were $0.2 million, $0.2 million and $0.1 million in 2006, 2005 and 2004, respectively. Effective October 1, 2001, Midwest Airlines temporarily suspended matching contributions to its 401(k) program following the events of September 11. In 2002, Midwest Airlines reinstated matching contributions using a targeted profitability measure. Midwest Connect matches 25% of employee contributions up to 10% of an employee’s salary. In addition, Midwest Connect will increase matching contributions above that level if targeted profitability measures are met.

Employee Incentive Plans

The Company has incentive plans for substantially all employees of Midwest Airlines and Midwest Connect. Company contributions for the plans are based primarily on achieving specified levels of profitability and other key business drivers. The Company expensed $1.7 million under these plans during 2006, $1.4 million in 2005 and $0.7 million in 2004.

NOTE 12. SEGMENT REPORTING

Midwest Airlines, Inc. and Skyway Airlines, Inc., doing business as Midwest Connect, constitute the operating segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. No single customer accounted for more than 10% of revenue in 2006.

As of December 31, 2006, the Company offered jet service to 47 cities throughout the United States. As of December 31, 2006, Midwest Airlines operated a fleet of 36 aircraft – 25 Boeing 717s, nine MD-81/82s and two MD-88s.

Midwest Connect offers point-to-point service in select markets and increases traffic for Midwest Airlines by providing passengers with connecting service to Midwest Airlines flights. As of December 31, 2006, Midwest Connect operated a fleet of eight Beech 1900D turboprop aircraft and 11 Fairchild 328JETs. An additional 328JET, purchased in 2006, entered service in February 2007 and a Beech 1900D was removed from service in early 2007.

Revenue for passengers who travel on both carriers within a single itinerary is allocated to each entity based on a formula that is dependent on the fare type paid by the passenger. There were 377,121, 383,504 and 282,184 passengers in 2006, 2005 and 2004, respectively, under the aforementioned pricing agreement.

Although Midwest Connect is independent from an operational perspective, Midwest Airlines performs a number of services for Midwest Connect including, but not limited to, aircraft scheduling, pricing, reservations, yield management, advertising and fuel procurement. Midwest Connect is charged a marketing service fee for these services based on a percentage of the revenue for passengers who travel exclusively on Midwest Connect and a fixed per-passenger fee for passengers who connect between the carriers. In 2005, Midwest Connect started providing commissary and ground services support to Midwest Airlines for an activity-based service fee. These service charges comprise the majority of the intercompany revenue and expense between the two segments for the years ended December 31, 2006, 2005 and 2004, all of which are eliminated in the consolidated results.

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

Reportable segments, as defined by FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

Financial information for the year ended December 31 by business segment is set forth below:

(In Thousands)

2006	Midwest Airlines	Skyway	Elimination	Consolidated
Operating revenues	$572,078	$108,450	$ (16,027)	$664,501
Operating income/(loss)	3,819	(3,227)	-	592
Depreciation and amortization expense	10,846	4,332	-	15,178
Interest income	8,336	13	(648)	7,701
Interest expense	(1,983)	(1,949)	648	(3,284)
Income/(loss) before income tax credit	10,172	(5,163)	-	5,009
Income tax credit	403	-	-	403
Net income/(loss)	10,575	(5,163)	-	5,412
Total assets	323,329	50,784	(17,662)	356,451
Capital expenditures (including purchase deposits on flight equipment)	6,912	6,627	-	13,539

2005	Midwest Airlines	Skyway	Elimination	Consolidated
Operating revenues	$438,942	$94,449	$ (10,402)	$522,989
Operating loss	(56,476)	(8,692)	-	(65,168)
Depreciation and amortization expense	11,711	4,290	-	16,001
Interest income	3,784	26	(86)	3,723
Interest expense	(2,105)	(1,562)	86	(3,581)
Loss before income tax credit	(54,797)	(10,229)	-	(65,026)
Income tax credit	-	(140)	-	(140)
Net loss	(54,797)	(10,089)	-	(64,886)
Total assets	311,097	49,634	(9,387)	351,344
Capital expenditures (including purchase deposits on flight equipment)	7,902	1,330	-	9,232

2004	Midwest Airlines	Skyway	Elimination	Consolidated
Operating revenues	$342,979	$77,360	$ (5,093)	$415,246
Operating loss	(39,257)	(5,995)	-	(45,252)
Depreciation and amortization expense	12,908	4,401	-	17,309
Interest income	2,090	-	(216)	1,874
Interest expense	(3,471)	(539)	216	(3,794)
Loss before income tax credit	(40,651)	(6,534)	-	(47,185)
Income tax credit	(2,655)	(1,398)	-	(4,053)
Net loss	(37,996)	(5,136)	-	(43,132)
Total assets	324,385	55,973	(19,629)	360,729
Capital expenditures (including purchase deposits on flight equipment)	8,442	1,103	-	9,545

(1) Numbers in this table may not be recalculated due to rounding.

NOTE 13. VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$ 58	$ 69	$ (58)	$ 69
Year ended December 31, 2005	129	30	(101)	58
Year ended December 31, 2004	100	162	(133)	129
Valuation allowance for deferred tax assets:
Year ended December 31, 2006	42,731	7,590	(5,214)	45,107
Year ended December 31, 2005	21,579	21,152	-	42,731
Year ended December 31, 2004	5,375	16,204	-	21,579
Allowance for obsolete inventory:
Year ended December 31, 2006	2,477	873	(202)	3,148
Year ended December 31, 2005	1,714	917	(154)	2,477
Year ended December 31, 2004	1,283	463	(32)	1,714

NOTE 14. QUARTERLY FINANCIAL SUMMARY (Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
2006	March 31	June 30	September 30	December 31
Operating revenues	$150,749	$176,871	$168,559	$168,322
Operating expenses	160,029	169,333	168,132	166,415
Operating Income/(loss)	(9,280)	7,538	427	1,907
Income/(loss) before income taxes	(8,683)	8,803	1,684	3,204
(Credit) provision for income taxes	-	-	-	(403)
Net Income/(loss)	(8,683)	8,803	1,684	3,607
Income/(loss) per share – basic:
Net Income/(loss)	(0.49)	0.49	0.09	0.19
Income (loss) per share – diluted:
Net income/(loss)	(0.49)	0.39	0.09	0.16

2005	March 31	June 30	September 30	December 31
Operating revenues	$112,025	$131,562	$136,636	$142,766
Operating expenses (1)	127,934	139,748	163,753	156,722
Operating loss	(15,910)	(8,186)	(27,117)	(13,956)
Loss before income taxes	(16,077)	(8,176)	(26,925)	(13,848)
(Credit) provision for income taxes	(140)	-	-	-
Net loss	(15,937)	(8,176)	(26,925)	(13,848)
Loss per share – basic:
Net loss	(0.91)	(0.47)	(1.54)	(0.79)
Loss per share – diluted:
Net loss	(0.91)	(0.47)	(1.54)	(0.79)

(1)

Operating expenses for the three month period ended September 30, 2005 include $15,622 of impairment charge associated with the early retirement of two MD-81 aircraft.

(2)

Numbers in this table may not be recalculated due to rounding.

NOTE 15. SUBSEQUENT EVENTS (UNAUDITED)

In January 2007, the Company significantly increased its fuel hedge position. Approximately 90% of the jet fuel expected to be used in 2007 has been hedged at an average price of $2.06 per gallon, including into-plane costs. The actual price each quarter may fluctuate, as a portion of the positions are collars, particularly in the first half of the year, and the cost each quarter may differ from the average. The Company took this position because of a favorable pricing opportunity and as a means of reducing risk to the Company. Aircraft fuel is the largest expense category for the Company.

On January 11, 2007, AirTran Holdings, Inc. commenced an exchange offer through its wholly owned subsidiary, Galena Acquisition Corp., in exchange for all of the issued and outstanding common stock and associated rights of Midwest Air Group, Inc. for consideration consisting of $6.625 in cash and 0.5884 of a share of AirTran common stock. On January 24, 2007, the Board of Directors of the Company unanimously recommended that Midwest’s shareholders reject AirTran’s unsolicited offer and not tender their shares to AirTran. The offer was scheduled to expire February 8, 2007, but on February 1, 2007 was extended until March 8, 2007. Midwest has filed a Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) and amendments thereto regarding AirTran’s exchange offer that contain information regarding members of the Board of Directors' and members of management's potential interests in the exchange offer. Information regarding securities ownership by certain members of the Board of Directors and certain members of management as of February 19, 2006 is contained in Midwest’s proxy statement for its 2006 Annual Meeting of Stockholders, dated as of March 23, 2006 (the “2006 Proxy Statement”).

On February 1, 2007, AirTran proposed a slate of nominees for the Board of Directors of Midwest Air Group, Inc. AirTran said it would nominate Jeffrey Erickson, Charles Kalmbach and John Albertine as directors to Midwest’s board at the airline’s next annual meeting of shareholders.

In February 2007, all of the remaining convertible debt was converted into common stock. This exchange has reduced long-term debt by $21.6 million, increased outstanding shares by 4.3 million shares and increased shareholders’ equity by $21.6 million. Interest expense related to convertible debt in 2006 was $1.6 million.

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report that is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Midwest Air Group, Inc.

Milwaukee, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midwest Air Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 26, 2007

Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain of the information required in this item is set forth under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Report Compliance,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION

The information required in this item is set forth under the heading “Executive Compensation,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is set forth under the headings “Stock Ownership of Management and Others”, and “Executive Compensation, Compensation Discussion and Analysis,” which is incorporated herein by reference from the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is set forth under the heading “Election of Directors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is set forth under the heading “Independent Auditors,” which is incorporated herein by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Included in Item 8 of Part II of this Annual Report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm, Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, and Notes to Consolidated Financial Statements.

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

MIDWEST AIR GROUP, INC.
Registrant

February 14, 2007	By	/s/ TIMOTHY E. HOEKSEMA
Timothy E. Hoeksema
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2007.

/s/ TIMOTHY E. HOEKSEMA	Chairman of the Board of Directors,
Timothy E. Hoeksema	President and Chief Executive Officer
(Principal Executive Officer)

/s/ CURTIS E. SAWYER	Senior Vice President and Chief Financial Officer
Curtis E. Sawyer	(Principal Financial and Accounting Officer)

/s/ JOHN F. BERGSTROM	Director
John F. Bergstrom

/s/ JAMES R. BORIS	Director
James R. Boris

/s/ ULICE PAYNE, JR.	Director
Ulice Payne, Jr.

/s/ SAMUEL K. SKINNER	Director
Samuel K. Skinner

/s/ ELIZABETH T. SOLBERG	Director
Elizabeth T. Solberg

/s/ RICHARD H. SONNENTAG	Director
Richard H. Sonnentag

/s/ FREDERICK P. STRATTON, JR.	Director
Frederick P. Stratton, Jr.

/s/ DAVID H. TREITEL	Director
David H. Treitel

EXHIBIT INDEX

MIDWEST AIR GROUP, INC.

Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(4.2)	Form of Convertible Senior Secured Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 1, 2003 (File No. 1-13934)).
(4.3)

Rights Agreement, dated as of February 15, 2006, between Midwest Air Group, Inc. and American Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate incorporated herein by reference to the Registration Statement on From 8-A of Midwest Air Group, Inc., filed February 22, 2006 (File No. 1-13934).

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

Exhibit Number	Document Description
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

(10.16)

Thirteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated April 5, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-13934)).

(10.17)

Fourteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated June 15, 1999 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-13934)).

(10.18)

Fifteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated February 16, 2000 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-13934)).

(10.19)

Seventeenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated June 29, 2000 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File no. 1-13934)).

(10.20)

Sixteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated January 1, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-139394)).

(10.21)*

Amendment to Midwest Express Holdings, Inc. 1995 Stock Option Plan, as approved by the Company’s shareholders on April 25, 2001 (incorporated by reference to Appendix B to the Notice of Annual Meeting and Proxy Statement of the Company for the Annual Meeting of the Shareholders on April 25, 2002 (File No. 1-3934)).

(10.22)

Eighteenth Amendment to Airline Lease, as amended between Milwaukee County and Midwest Airlines, dated July 27, 2001 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-13934)).

(10.23)

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

(10.24)+

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

(10.25)+

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

(10.26)+

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
(10.27)+

Purchase Agreement Number 2371, dated September 28, 2001 (“717 Purchase Agreement”), between McDonnell and Midwest Airlines; Supplemental Agreement No. 1 to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement No. 1 to AGTA-MWE (see above); Letter Agreement No. 2 to AGTA-MWE (see above); Letter Agreement (6-1162-RCN-1497) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1503) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1593) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; LetterAgreement (6-1162-RCN-1476) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1481R1) to 717 Purchase Agreement, dated April 12, 2002, between McDonnell and Midwest Airlines; Letter Agreement (6-1162-RCN-1482) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines; and Letter Agreement (6-1162-MJB-002) to 717 Purchase Agreement, dated September 28, 2001, between McDonnell and Midwest Airlines (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-13934)).

(10.28)

Partial Termination, Consent and Cash Collateral Agreement, dated as of October 21, 2003, by and among the Company, the lenders party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-110639)).

(10.29)	Form of Basic Moratorium Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 5, 2003 (File No. 1-13934)).
(10.30)

Midwest Express Holdings, Inc. 2003 All-Employee Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-13934)).

(10.31)*

Employment Letter from the Company to Curtis E. Sawyer, dated August, 4, 2004 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-13934))

(10.32)*

Employment Letter from the Company to Scott R. Dickson, dated December 16, 2004  (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-13934)).

(10.33)*	2005 Equity Incentive Plan, incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held April 20, 2005.
(10.34)*	2005 Non-Employee Director Stock Plan, incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders held April 20, 2005.
(10.35)*	2005 Director Compensation Summary, incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2005.
(10.36)*	Form of Restricted Stock Grant Letter, incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2005.
(10.37)*	Midwest Air Group Annual and Long-Term Incentive Plan
(10.38)*

Form of Key Executive Employment and Severance Agreement between Midwest and each of its executive officers (incorporated by reference to Exhibit (e)(2) to the Company’s Schedule 14D-9 dated January 25, 2007 (File No. 005-44827)).

(10.39)*	Midwest Air Group, Inc. Participant Supplemental Plan, as Amended and Restated Effective January 1, 2005, with Amendments Through January 1, 2007.
(10.40)+	Airline Services Agreement between Midwest Airlines, Inc. and SkyWest Airlines, Inc., and December 20, 2007.
(21)	List of the Company’s subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-13934)).
(23)	Consent of Deloitte & Touche LLP, Independent Auditors.
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

+

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

*

A management contract or compensatory plan or arrangement.