Form 10-Q
period 2007-03-31
MIDWEST AIR GROUP INC
filed 2007-04-26
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 16, 2007, there were 24,468,046 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended March 31, 2007

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues:
Passenger service	$144,802	$131,286
Cargo	3,116	1,934
Other	17,858	17,529
Total operating revenues	165,776	150,749

Operating expenses:
Salaries, wages and benefits	45,001	38,990
Aircraft fuel and oil	58,532	52,824
Adjustment to fair value of fixed fuel contracts	(19,906)	-
Commissions	4,495	3,996
Dining services	2,361	2,047
Station rental, landing and other fees	15,084	13,943
Aircraft maintenance, materials and repairs	15,189	12,709
Depreciation and amortization	3,754	3,836
Aircraft rentals	13,853	15,369

Other	20,725	16,315
Total operating expenses	159,088	160,029
Operating income/(loss)	6,688	(9,280)

Other (expense)/income:
Interest income	2,237	1,448
Interest expense	(929)	(851)
Total other (expense)/income	1,308	597

Income/(loss) before income tax	7,996	(8,683)
Income tax	-	-

Net income/(loss)	$7,996	$(8,683)

Income/(loss) per common share – basic:	$0.34	$(0.49)
Income/(loss) per common share – diluted:	$0.31	$(0.49)

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$110,226	$118,129
Accounts receivable, net	9,295	4,866
Fair value of fixed fuel contracts	19,906	-
Inventories	7,793	7,944
Prepaid expenses	12,624	12,252
Restricted cash	61,035	39,576
Deferred income taxes	4,634	4,634
Total current assets	225,513	187,401
Property and equipment, net	153,644	154,962
Other assets, net	20,344	14,088
Total assets	$399,501	$356,451

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,552	$9,984
Income taxes payable	144	297
Current maturities of long-term debt	1,523	1,932
Air traffic liability	102,875	76,080
Unearned revenue Accrued liabilities:	26,431	29,835

Vacation pay	5,423	5,050
Other	38,828	40,189
Total current liabilities	188,776	163,367

Long-term debt	20,318	42,090
Deferred income taxes	5,352	5,352
Accrued pension and other postretirement benefits	33,609	30,404
Deferred frequent flyer partner revenue	8,219	8,178
Deferred revenue, credits and gains	64,639	65,124
Other noncurrent liabilities	20,549	20,114
Total liabilities	341,462	334,629

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
25,558,164 shares issued in 2007 and 20,490,197 shares issued in 2006	256	205
Additional paid-in capital	80,291	56,002
Treasury stock, at cost; 708,667 shares in 2007 and 2006	(15,584)	(15,584)
Retained earnings (deficit)	1,037	(7,841)
Accumulated other comprehensive loss	(7,961)	(10,960)
Total shareholders' equity	58,039	21,822
Total liabilities and shareholders' equity	$399,501	$356,451

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income/(loss)	$7,996	$(8,683)
Items not involving the use of cash:
Depreciation and amortization	3,754	3,836
Share based compensation	296	121
Fair value of fixed fuel contracts	(19,906)	-
Other, net	(793)	(320)

Changes in operating assets and liabilities:
Accounts receivable	(4,429)	(740)
Inventories	151	178
Prepaid expenses	4,827	(4,291)
Other assets	(7,367)	697
Accounts payable	3,568	(312)
Deferred frequent flyer partner revenue	238	404
Accrued liabilities	(2,406)	(1,614)
Unearned revenue	(3,601)	(5,460)
Accrued pension	1,005	1,091
Restricted cash	(21,459)	(20,844)
Air traffic liability	26,795	23,836
Other non-current liabilities	3,054	1,025
Net cash used in operating activities	(8,277)	(11,076)

Investing activities:
Capital expenditures	(2,027)	(957)
Return of purchase deposits and pre-delivery progress payments	-	8,272
Proceeds from sale of property and equipment	6	-
Other, net	-	1,362
Net cash (used in)/provided by investing activities	(2,021)	8,677

Financing activities:
Proceeds from warrants and options exercise	2,254	142
Payment of debt associated with progress payments	-	(6,041)
Other, net	141	34
Net cash (used in)/provided by financing activities	2,395	(5,865)

Net decrease in cash and cash equivalents	(7,903)	(8,264)
Cash and cash equivalents, beginning of period	118,129	99,000
Cash and cash equivalents, end of period	$110,226	$90,736

Supplemental non-cash activities:
Non-cash incentives	$-	$3,117
Conversion of debt to common stock	21,639	-

Supplemental cash flow information:
Cash paid for:
Income taxes	$150	$-
Interest	361	390

Supplemental schedule of investing activities:
Accrued capital expenditures	$251	$203

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2006 of Midwest Air Group, Inc. (the “Company”). The results of operations for the three-month period ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year.

2. Segment Reporting

Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), constitute the operating segments of the Company. The Company’s reportable segments are strategic units that are managed independently because they provide different services with different cost structures. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Financial information for the three-month periods ended March 31, 2007 and 2006, for the two segments, Midwest Airlines and Midwest Connect, follows (in thousands).

Segment Information

Three Months Ended March 31, 2007

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$144,855	$24,999	($4,077)	$165,776
Income/(loss) before income tax	13,265	(5,270)	-	7,996
Income tax	-	-	-	-
Net income/(loss)	13,265	(5,270)	-	7,996

Three Months Ended March 31, 2006

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$129,447	$25,209	($3,907)	$150,749
Loss before income tax	(5,264)	(3,419)	-	(8,683)
Income tax	-	-	-	-
Net loss	(5,264)	(3,419)	-	(8,683)

Note:  Numbers and totals in this table may not be recalculated due to rounding.

3. Derivative Instruments and Hedging Activities

The Company utilizes two types of derivative and hedging instruments to reduce the risk of exposure to jet fuel price increases: collar options and fixed fuel contracts. The Company accounts for certain of its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the corresponding amendments under FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The Company accounts for the remainder of the fuel derivative instruments as free standing derivatives. The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes.

The fuel collar options are accounted for as cash flow hedges, as defined by FAS No. 133. Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when the fair value of such derivative instruments is reclassified to the statement of operations as an adjustment to fuel expense.

In January 2007, the Company increased its fuel hedge position. Much of that increase was comprised of fixed fuel contracts. While the Company considers these good economic hedges, these contracts meet the definition of a derivative and are accounted for as free-standing derivatives. As a result, the fixed fuel contracts are adjusted to fair value, through earnings in “adjustment to fair value of fixed fuel contracts,” each balance sheet date. This may result, and has resulted, in increased volatility in the Company’s results.

In the first quarter of 2007, the Company recorded $2.8 million of additional fuel expense due to the price of jet fuel purchased being below the fuel hedge collars. As of March 31, 2007, the Company recorded $0.7 million in accounts receivable for unrealized gains related to collar options, with an offset to accumulated other comprehensive loss. This amount will be reclassified to the income statement over the life of the collars. The Company also recorded $19.9 million of fair value gain in the statement of operations for the three months ended March 31, 2007 for the fixed fuel contracts.

4. Net Income/(Loss) Per Share

The following table is a reconciliation of the weighted average shares outstanding and net income/(loss) per share for the three-month periods ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2007	2006
Net Income/(Loss) Per Share – Basic:
Net income/(loss) (numerator)	$7,996	$(8,683)

Weighted average shares outstanding (denominator)	23,272	17,602

Net Income/(Loss) per share – basic	$0.34	$(0.49)

Net Income/(Loss) Per Share – Diluted:
Net income/(loss) (numerator)	$7,996	$(8,683)

Plus income effect of interest on convertible debt (3)	$102	$-
Net Income/(Loss) – assuming conversion	$8,098	$-

Weighted average shares outstanding (denominator)	23,272	17,602
Effect of dilutive securities:
Stock options (1)	1,260	-
Warrants (2)	409	-
Convertible debt (3)	950	-
Shares issuable under the Stock Plans for Outside Directors (4)	109	-
Weighted average shares outstanding assuming dilution (denominator)	26,000	17,602

Net Income/(Loss) per share – diluted	$0.31	$(0.49)

(1)

The dilutive effect of the potential exercise of outstanding options to purchase common shares is calculated using the treasury stock method. Anti-dilutive securities are excluded from the computation of diluted earnings per share. These include options to purchase 1,276 and 3,835 shares of the Company’s Common Stock for the three-month periods ended March 31, 2007 and 2006, respectively,  which were excluded from the computation of diluted earnings per share.

(2)

Warrants issued by the Company were excluded from the calculation for the three-month period ended March 31, 2006 as their effect was anti-dilutive. These represented 1,571 shares of the Company’s Common Stock at an exercise price of $4.72.

(3)

Convertible senior secured notes issued by the Company were excluded from the calculation for the three-month period ended March 31, 2006 as their effect was anti-dilutive. These represented 4,884 shares of the Company’s Common Stock at March 31, 2006 at a conversion price of $5.00. Interest on convertible debt totaled $102 and $406 for the three-month periods ended March 31, 2007 and 2006, respectively. All of the convertible debt had converted into common stock as of March 31, 2007.

(4)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 84 were excluded from the calculation for the three-month period ended March 31, 2006 as their effect was anti-dilutive.

5. Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes valuation model.

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $8.58 and $3.45 for the three-month periods ended March 31, 2007 and 2006, respectively. The following assumptions were used to value stock option grants during the following periods:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	70.2%	62.0%
Risk-free interest rate	4.6%	4.6%
Forfeiture rate	2.1%	1.3%
Expected life (in years)	5.0	7.4

Compensation cost for options granted is recognized over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

Three Months Ended March 31,

	2007	2006
Salaries, wages and benefits:
Stock option expense	$ 281	$ 120
Restricted stock expense	143	58
Total	$ 424	$ 178

As of March 31, 2007, there was $2.9 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.4 years.

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 2,548,900 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants at March 31, 2007 due to the expiration of the Plan. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants as of March 31, 2007. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first year and the remaining 33⅓% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. On each anniversary of the Plan’s effective date, any options that are forfeited by a represented employee without being exercised will be re-granted at the original grant price to other represented employees.  All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant restricted stock and options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 28,862 shares are available for future grants at March 31, 2007. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant and the remaining 33⅓% upon the third anniversary of the date of grant, unless otherwise determined, and have a maximum term of 10 years.

The total intrinsic value of options exercised was $3.8 million and $0.1 million in the three-month periods ended March 31, 2007 and 2006, respectively. Cash received from option exercises was $1.1 million and $0.1 million during the three-month periods ended March 31, 2007 and 2006, respectively.

The following table summarizes information concerning outstanding options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2006	2,940,767	$ 11.94	5.7	$ 14,155
Granted	264,651	13.84
Exercised	(370,785)	2.99
Forfeited or expired	(156,459)	15.69
Outstanding at March 31, 2007	2,678,174	$12.12	6.0	$ 13,787

The following table summarizes information concerning exercisable options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Exercisable at December 31, 2006	2,428,759	$ 11.87	5.6	$ 10,559
Vested	231,061	9.72
Exercised	(370,785)	2.99
Forfeited or expired	(153,912)	15.75
Exercisable at March 31, 2007	2,135,123	$ 12.90	5.2	$ 11,282

The following table summarizes information concerning restricted stock:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	264,268	$ 3.11
Granted	131,500	$13.84
Restricted at March 31, 2007	395,768	$ 6.68

6. Income Tax

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty of income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN No. 48 allows transition accounting for the cumulative effect of adopting the provision as an adjustment to beginning retained earnings. The Company recorded a $0.9 million decrease to reserves for uncertain tax positions and a corresponding increase to 2007 beginning retained earnings. This adjustment reflects the net difference between related balance sheet accounts before applying FIN No. 48 and as measured pursuant to FIN No. 48’s  provisions. As of the date of the Company’s adoption of FIN No. 48 and at March 31, 2007, the Company’s unrecognized tax benefits were $0.2 million. Tax years 2003 to current remain open to examination by the major tax jurisdictions to which the Company is subject.

The Company records interest and penalties related to income taxes as income tax expense. Any future interest and penalties will continue to be reported as income tax expense. The total interest and penalties accrued in the condensed consolidated balance sheets is $0.2 million, none of which was recorded in the condensed consolidated statements of operations for 2006 or 2007.

The Company’s effective tax rate would be reduced if the unrecognized tax benefits were recognized. It is unlikely that the unrecognized tax benefits will significantly change in the next 12 months. This could change if there were unfavorable audit results.

There was no provision for income taxes for the three-month period ended March 31, 2007 due to the Company’s utilization of net operating losses to offset current income taxes. As of March 31, 2007, the Company recorded tax-effected federal net operating losses of approximately $26.9 million, which will begin to expire in 2023 and approximately $10.0 million tax-effected state net operating losses, which began to expire in 2005. As of March 31, 2007, the Company has recorded a valuation allowance on these federal and state net operating losses of $26.9 million and $10.0 million, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company ceased recording federal income tax benefit on losses effective as of the second quarter 2004 and state income tax benefit as of the second quarter of 2005.

7. Comprehensive Income/(Loss)

As of March 31, 2007, the total balance of accumulated other comprehensive loss includes an $8.7 million loss for additional minimum pension and other postretirement benefit plan liability and $0.7 million for unrealized gains on fuel collars. Total comprehensive income was $11.0 million for the three-month period ended March 31, 2007. Total comprehensive loss was $7.7 million for the three-month period ended March 31, 2006.

8. Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). In the first quarter of 2006, the Company and the processor agreed to an extension of the agreement until March 31, 2007. The processor recently agreed to an extension of the agreement with the same terms and conditions through April 30, 2007, during which time the Company and processor will negotiate a new agreement. This extension includes a provision that allows the processor to change the holdback percentage at any time up to 100%. As of March 31, 2007, the restricted cash amount represented 85% of the processor’s risk, or approximately $60.0 million.

The Company also has agreements with American Express, Diners Club and Discover. As of March 31, 2007, American Express had retained cash related to credit card processing totaling $1.0 million (resulting in an aggregate of $61.0 million in restricted cash for MasterCard/Visa and American Express). Other credit card processors may require holdbacks in the future as well. The aggregate amount of additional holdback if all processors required 100% as of March 31, 2007 was approximately $28.5 million.

9. Retirement and Benefit Plans

The Company adopted FAS No. 158, (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under FAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for over-funded plans) or a liability (for under-funded plans) at December 31, 2006.

The pension and post-retirement medical and other costs for the three-month periods ended March 31, 2007 and 2006, respectively, includes the following (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$407	$406	$200	$197
Interest cost	414	368	187	167
Expected return on assets	(163)	(123)	-	-
Amortization of:
Prior service cost	80	80	(125)	(124)
Actuarial loss	97	130	26	36
Total net periodic benefit cost	$835	$861	$288	$276

Note: 2006 presentation modified to conform with 2007.

The Company continues to sponsor group health care coverage to its retirees; however the Company reduced the amount it subsidizes effective March 31, 2005, resulting in a corresponding reduction in its ongoing annual expense of $1.1 million. On April 2, 2007, a neutral arbitrator ruled that this reduction constituted a violation of the collective bargaining agreement with the pilots’ union and ordered the Company to reinstate the retiree medical plans from prior to April 1, 2005, resulting in an additional liability of $2.2 million related to employees covered by collective bargaining agreements with Midwest Airlines. This adjustment was charged to Accumulated Other Comprehensive loss for the three-month period ended March 31, 2007. This reinstatement will result in an additional $0.4 million expense in 2007.

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $2.0 million to its qualified pension plan in September 2007. As of March 31, 2007, no contributions have been made.

10. Restricted Cash

In conjunction with resolution of a comment letter from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) regarding cash flow presentation, the Company has revised its presentation to classify cash flows related to restricted cash in the operating activities section of the Statement of Cash Flows to more appropriately reflect the nature of the restricted cash activities. For the three months ended March 31, 2007, operating cash flows related to restricted cash totaled $21.5 million and are reported as a component of operating activities in the Unaudited Condensed Statements of Cash Flows.

The Company has reclassified the cash flows related to restricted cash from investing activities to operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 to conform to the March 31, 2007 presentation. For the three months ended March 31, 2006, the net cash used in operating activities decreased by $20.8 million to $11.1 million and net cash provided by investing activities increased by $20.8 million to $8.7 million.

11. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty of income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company adopted FIN No. 48 as of the beginning of the fiscal 2007 year. The effect on the Company’s financial results as of the date of adoption was an increase in retained earnings and a reduction in reserves for uncertain tax positions of $0.9 million as of January 1, 2007.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. FAS No. 157 will be effective for fiscal years beginning after November 15, 2007, the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the impact the adoption of FAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement offers an irrevocable option to carry financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities. Not all items are eligible for this treatment. FAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact the adoption of FAS No. 159 will have on the Company’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

(Dollars in millions)	Three Months Ended
March 31,
	2007	2006	Net Change
Total Operating Revenue	$ 165.8	$ 150.7	$ 15.1
Total Operating Expenses	$ 159.1	$ 160.0	$ (0.9)
Operating Income/(Loss)	$ 6.7	$ (9.3)	$ 16.0
Net Income/(Loss)	$ 8.0	$ (8.7)	$ 16.7

In the first quarter of 2007, the Company continued to pursue its goals of increasing revenue, reducing overall and unit costs, and increasing capacity. As a result of these efforts, the Company posted record revenue passenger miles (“RPMs”), higher load factors and improved yield (passenger revenue per RPM) over first quarter 2006.

During first quarter 2007, total Company revenue increased $15.1 million or 10.0%, with a 9.5% increase in passenger traffic (measured in RPMs) on 5.0% more available seat miles (“ASMs”). RPM growth exceeded the growth of ASMs, resulting in a load factor increase of 2.2 percentage points to 73.7%. These increases are reflected in the Company’s February year-to-date market share in both Milwaukee and Kansas City, where the former increased to 52.6% compared with 49.3% for the same period last year, and the latter increased to 11.1% compared with 9.6% for the same period last year. Market conditions and the Company’s revenue strategies positively impacted revenue per available seat mile (“RASM”), which increased 4.7% in the first quarter of 2007 to 11.71¢ compared with 11.18¢ in the first quarter of 2006.

Yield increased 0.7% during the quarter to 14.01¢ from 13.90¢ in the first quarter of 2006. The Company benefited from a number of industrywide fare increase initiatives. The Company also continued to focus on revenue management actions, which resulted in yield improvement through better price management.

Total operating expenses decreased $0.9 million, or 0.6%, in first quarter 2007 compared with first quarter 2006. Salaries, wages and benefits increased $6.0 million, primarily as a result of additional flight crew and inflight pay and higher expenses for the Qualified Defined Contribution Plan. Fuel expense increased $5.7 million, primarily due to a 7.3% increase in fuel consumption to 28.1 million gallons from 26.2 million gallons in first quarter 2006, as a result of an 8.6% increase in block hours at Midwest Airlines, partially offset by a 6.9% decrease in block hours at Midwest Connect. In addition, fuel prices increased 3.2% year over year. The growth of the Boeing 717 fleet resulted in a $1.0 million increase in aircraft rental expense, offset by a Boeing rental credit of $2.5 million. Station rental, landing and other fees increased $1.1 million compared with 2006 due to an increase in the number of flights, higher utilization of the fleet and an increase in glycol usage and deicing services of $0.6 million. Aircraft maintenance, materials and repairs increased $2.5 million. Other expenses increased $4.4 million, primarily due to defense costs related to the unsolicited exchange offer by AirTran Holdings, Inc. (“AirTran”) as described in Pending Developments.  The Company also recorded $19.9 million of fair value gain for fixed fuel contracts, as described in Note 3 to the unaudited condensed consolidated financial statements.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended
	March 31,
	2007	2006
Midwest Air Group
Scheduled Service Revenue Passenger Miles (000s)	1,033,906	944,291
Scheduled Service Available Seat Miles (000s)	1,403,545	1,319,867
Total Available Seat Miles (000s)	1,416,220	1,348,334
Load Factor (%)	73.7%	71.5%
Revenue Yield	$0.1401	$0.1390
Passenger Revenue per Schd. Svc. ASM	$0.1032	$0.0995
Total Revenue per Total ASM	$0.1171	$0.1118
Total Cost per Total ASM	$0.1123	$0.1187
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0710	$0.0795
Total Cost per Total ASM (ex-fuel cost, ex-FMV) (1)	$0.0851	$0.0795
Number of Flights	27,056	27,083
Into-plane Fuel Cost per Gallon	$2.08	$2.01
Full-time Equivalent Employees at End of Period	3,076	2,959
Aircraft in Service at End of Period	55	56

Midwest Airlines Operations
Origin & Destination Passengers	895,225	827,674
Scheduled Service Revenue Passenger Miles (000s)	976,305	886,035
Scheduled Service Available Seat Miles (000s)	1,313,498	1,225,977
Total Available Seat Miles (000s)	1,326,173	1,254,077
Load Factor (%)	74.3%	72.3%
Revenue Yield	$0.1260	$0.1231
Passenger Revenue per Schd. Svc. ASM	$0.0937	$0.0890
Total Revenue per Total ASM	$0.1092	$0.1032
Total Cost per Total ASM	$0.1006	$0.1082
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0613	$0.0712
Total Cost per Total ASM (ex-fuel cost, ex-FMV) (1)	$0.0763	$0.0712
Average Passenger Trip Length (miles)	1,091	1,071
Number of Flights	14,104	12,964
Into-plane Fuel Cost per Gallon	$2.08	$2.01
Full-time Equivalent Employees at End of Period	2,143	1,954
Aircraft in Service at End of Period	36	36

Midwest Connect Operations
Origin & Destination Passengers	190,074	192,502
Scheduled Service Revenue Passenger Miles (000s)	57,601	58,256
Scheduled Service Available Seat Miles (000s)	90,047	93,890
Total Available Seat Miles (000s)	90,047	94,257
Load Factor (%)	64.0%	62.0%
Revenue Yield	$0.3779	$0.3809
Passenger Revenue per Schd. Svc. ASM	$0.2417	$0.2363
Total Revenue per Total ASM	$0.2776	$0.2674
Total Cost per Total ASM	$0.3300	$0.2992
Total Cost per Total ASM (ex-fuel cost) (1)	$0.2594	$0.2318
Average Passenger Trip Length (miles)	303	303
Number of Flights	12,952	14,119
Into-plane Fuel Cost per Gallon	$2.10	$2.05
Full-time Equivalent Employees at End of Period	933	1,005
Aircraft in Service at End of Period	19	20

(1) Non-GAAP measurement. See non-GAAP disclosures on page 18.

Note: All statistics exclude charter operations except the following: Total Available Seat Miles ("ASMs"), Total Cost per Total ASM, Total Cost per ASM (ex-fuel cost), Total Cost per ASM (ex-fuel cost, ex-FMV), Into-plane Fuel Cost, Number of Employees and Aircraft in Service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues:

	Three Months Ended March 31,
	2007			2006
	Per Total		% of	Per Total		% of
	ASM		Revenue	ASM		Revenue
Operating Revenues:
Passenger service	10.22	¢	87.3%	9.74	¢	87.1%
Cargo	0.22		1.9%	0.14		1.3%
Other	1.26		10.8%	1.30		11.6%
Total Operating Revenues	11.71		100.0%	11.18		100.0%

Operating Expenses:
Salaries, wages and benefits	3.18		27.1%	2.89		25.9%
Aircraft fuel and oil	4.13		35.3%	3.92		35.0%
Commissions	0.32		2.7%	0.30		2.7%
Dining services	0.17		1.4%	0.15		1.4%
Station rental, landing, other fees	1.07		9.1%	1.03		9.2%
Aircraft maintenance, materials and repairs	1.07		9.2%	0.94		8.4%
Depreciation and amortization	0.27		2.3%	0.28		2.5%
Aircraft rentals	0.98		8.4%	1.14		10.2%
Adjustment to fair value of fixed fuel contracts	-1.41		-12.0%	0.00		0.0%
Other	1.46		12.5%	1.21		10.8%
Total Operating Expenses	11.23	¢	96.0%	11.87	¢	106.2%

Total ASMs (millions)	1,416.2			1,348.3

Note: Numbers, percentages and totals in this table may not be recalculated due to rounding.

Non-GAAP Disclosures

Pursuant to Item 10 of Regulation S-K, the Company is providing disclosure of the reconciliation of reported non-GAAP financial measures to the Company's most directly comparable financial measures reported on a GAAP basis. The non-GAAP financial measures provide the Company the ability to measure and monitor its performance both with and without the cost of aircraft fuel or fair market value of fixed fuel contracts ("FMV"). Because the cost and availability of aircraft fuel are subject to many economic and political factors beyond the Company's control, it is the Company's view that the measurement and monitoring of performance without the volatility of fuel is important.

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel as well as FMV.

	Three Months Ended
	March 31,
	2007	2006	Change	%
Midwest Air Group
Total GAAP operating expenses ($000)	$ 159,088	$ 160,029	$ (941)	(0.6%)
ASMs (000)	1,416,220	1,348,334	67,885	5.0%
CASM	$ 0.1123	$ 0.1187	$(0.0064)	(5.4%)

Total GAAP operating expenses ($000)	$ 159,088	$ 160,029	$ (941)	(0.6%)
Less: aircraft fuel ($000)	(58,532)	(52,824)	(5,709)	10.8%
Operating expenses excluding fuel ($000)	$ 100,555	107,205	$ (6,650)	(6.2%)
Add: FMV ($000)	19,906	-	$ 19,906	NA
Operating expenses excluding fuel and FMV ($000)	$ 120,461	$ 107,205	$ 13,256	12.4%
ASMs (000)	1,416,220	1,348,334	67,885	5.0%
CASM excluding fuel	$ 0.0710	$ 0.0795	$(0.0085)	(10.7%)
CASM excluding fuel and FMV	$ 0.0851	$ 0.0795	$ 0.0055	7.0%

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$ 133,450	$ 135,737	$ (2,287)	(1.7%)
ASMs (000)	1,326,173	1,254,077	72,095	5.7%
CASM	$ 0.1006	$ 0.1082	$(0.0076)	(7.0%)

Total GAAP operating expenses ($000)	$ 133,450	$ 135,737	$ (2,287)	(1.7%)
Less: aircraft fuel ($000)	(52,179)	(46,478)	$ (5,701)	12.3%
Operating expenses excluding fuel ($000)	$ 81,271	$ 89,259	$ (7,988)	(8.9%)
Add: FMV ($000)	19,906	-	$ 19,906	NA
Operating expenses excluding fuel and FMV ($000)	$ 101,177	$ 89,259	$ 11,918	13.4%
ASMs (000)	1,326,173	1,254,077	72,095	5.7%
CASM excluding fuel	$ 0.0613	$ 0.0712	$(0.0099)	(13.9%)
CASM excluding fuel and FMV	$ 0.0763	$ 0.0712	$ 0.0051	7.2%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$ 29,715	$ 28,200	$ 1,515	5.4%
ASMs (000)	90,047	94,257	(4,210)	(4.5%)
CASM	$ 0.3300	$ 0.2992	$ 0.0308	10.3%

Total GAAP operating expenses ($000)	$ 29,715	$ 28,200	$ 1,515	5.4%
Less: aircraft fuel ($000)	(6,354)	(6,346)	$ (8)	(0.1%)
Operating expenses excluding fuel ($000)	$ 23,361	$ 21,853	$ 1,508	6.9%
ASMs (000)	90,047	94,257	(4,210)	(4.5%)
CASM excluding fuel	$ 0.2594	$ 0.2318	$ 0.0276	11.9%

Note:  Numbers and totals in this table may not be recalculated due to rounding and intercompany eliminations.

Three Months Ended March 31, 2007

Compared With Three Months Ended March 31, 2006

Operating Revenues

Company operating revenues totaled $165.8 million in first quarter 2007, an increase of $15.1 million, or 10.0%, from first quarter 2006. Passenger revenues accounted for 87.3% of total revenues and increased $13.5 million, or 10.3%, from first quarter 2006 to $144.8 million. The increase is attributable to a 2.2 percentage point increase in load factor coupled with a 0.7% increase in yield, resulting in a 3.7% increase in passenger revenue per scheduled service ASM (“PRASM”).

The Company’s revenue from cargo and other services increased $1.5 million, or 7.8%, from first quarter 2006 to $21.0 million in first quarter 2007. The increase was primarily due to higher mail and freight revenue ($1.2 million) as a result of increased volume and mail contract rate increases; ticket-related fees ($0.9 million); frequent flyer credit card revenue ($0.3 million); and Essential Air Service (“EAS”) subsidies ($0.2 million), partially offset by a decline in charter revenue ($1.6 million).

Midwest Airlines total operating revenue increased $15.4 million, or 11.9%, to $144.9 million from first quarter 2006. Capacity, as measured by scheduled service ASMs, increased 7.1%, primarily due to an 8.8% increase in the number of segments (one take-off and landing). The increase in total capacity resulted in part from the addition of two Boeing 717 aircraft during first quarter 2006 and one Boeing 717 aircraft during second quarter 2006. Total capacity was also impacted by increased utilization of the existing fleet. In addition, load factor increased 2.1 percentage points to 74.3% and yield increased 2.3% during the period.

Midwest Airlines passenger revenue increased $13.9 million, or 12.8%, from first quarter 2006 to $123.0 million in first quarter 2007. Much of the increase in revenue was volume-related, with scheduled service revenue passenger miles (“passenger traffic”) increasing 10.2% year over year on a 7.1% increase in scheduled service available seat miles, resulting in a 2.0 percentage point increase in load factor from 72.3% to 74.3%. The revenue growth was due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements that included frequency increases and ongoing aircraft upgrades. Pricing changes also positively affected revenue, with yield increasing 2.3% to 12.60¢ from 12.31¢ in first quarter 2006, the result of industrywide fare increases and revenue initiatives. As a result, PRASM increased 5.3% in first quarter 2007 to 9.37¢ from 8.90¢ in first quarter 2006.

Midwest Connect passenger revenue decreased $0.4 million, or 1.9%, from first quarter 2006 to $21.8 million in first quarter 2007. Capacity decreased 4.1%, primarily due to an 8.3% decrease in segments. Passenger traffic decreased 1.1% in first quarter 2007 compared with the same period in 2006, and yield decreased 0.8%. Load factor increased 2.0 percentage points to 64.0% from 62.0% during the period. Midwest Connect total operating revenue decreased $0.2 million, or 0.8%, to $25.0 million from first quarter 2006.

Operating Expenses

Company operating expenses decreased $0.9 million, or 0.6%, from first quarter 2006 to $159.1 million in first quarter 2007. The decrease was primarily the result of a favorable adjustment to fair value of fixed fuel contracts ($19.9 million) and lower aircraft rentals ($1.5 million). These were offset by higher salaries, wages and benefits ($6.0 million); higher fuel costs ($5.7 million); other expenses ($4.4 million) primarily due to defense costs relating to AirTran’s unsolicited exchange offer; aircraft maintenance, materials and repairs ($2.5 million); and station rental, landing and other fees ($1.1 million). In first quarter 2007, cost per available seat mile (“CASM”) decreased by 0.64¢ to 11.23¢, or 5.4%. A non-GAAP measure that may be useful to some users of the financial statements is CASM excluding fuel, which decreased by 0.85¢, or 10.7%, to 7.10¢. CASM excluding fuel and the fair value of fixed fuel contracts increased by 0.55¢ or 7.0% to 8.51¢.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $6.0 million, or 15.4%, from first quarter 2006 to $45.0 million in first quarter 2007. The labor increase was due in part to an increase of $2.4 million, or 12.3%, in additional flight crew and inflight pay on a 3.5% increase in block hours and other general pay increases. Qualified Defined Contribution Plan expenses increased $1.6 million primarily as a result of the recognition of $1.2 million of forfeited benefits in first quarter 2006. There were less than $0.1 million of forfeited benefits in first quarter 2007. Expenses associated with the 401(k) Plan increased $0.4 million. Company contributions to this plan are predicated on Company profitability. Payroll taxes increased $0.6 million and workers’ compensation increased $0.2 million. On a CASM basis, labor costs increased from 2.89¢ in first quarter 2006 to 3.18¢ in 2007, or 10.0%.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes increased $5.7 million, or 10.8%, from first quarter 2006 to $58.5 million in first quarter 2007. Into-plane fuel prices increased 3.2%, averaging $2.08 per gallon versus $2.01 per gallon in 2006, resulting in a $1.9 million unfavorable price impact (calculated by applying 2006 prices to actual gallons consumed in 2007 and comparing the result with actual 2007 expense). Fuel expense includes hedging, which unfavorably impacted fuel costs by $2.8 million in the first quarter of 2007. The fuel consumption increase resulted in a $3.9 million unfavorable impact in the quarter (calculated by applying 2006 prices to the actual change in gallons consumed in 2007 relative to 2006), primarily as a result of an increase in the number of block hours at Midwest Airlines of 8.6%, partially offset by a 6.9% decrease in block hours at Midwest Connect. On a CASM basis, aircraft fuel and oil increased from 3.92¢ in 2006 to 4.13¢ in 2007, or 5.4%.

Adjustments to Fair Value of Fixed Fuel Contracts

Adjustment to fair value of fixed fuel contracts was a gain of $19.9 million in first quarter 2007.  This adjustment represents the fair value of fixed pricing agreements which were first entered into during the first quarter of 2007.   As a result, no such adjustment was required in first quarter 2006.

Commissions

Travel agent commissions and commissions related to credit card transactions increased $0.5 million, or 12.5%, from first quarter 2006 to $4.5 million in first quarter 2007. The increase was primarily due to a 10.3% increase in passenger service revenue. On a CASM basis, commissions increased from 0.30¢ in 2006 to 0.32¢ in 2007, or 6.7%.

Dining Services

Dining service costs increased $0.3 million, or 15.3%, from first quarter 2006 to $2.4 million in first quarter 2007. The increase was primarily due to an increase in meal costs ($0.2 million) and beverages ($0.1 million). On a CASM basis, dining services increased from 0.15¢ in 2006 to 0.17¢ in 2007, or 13.3%.

Station Rental, Landing and Other Fees

Station rentals, landing and other fees increased $1.1 million, or 8.2%, from first quarter 2006 to $15.1 million in first quarter 2007. The increase was primarily due to an increase in ground handling and landing fees ($0.7 million) and equipment and supplies expense ($0.3 million), largely resulting from additional deicing services and deicing supplies. On a CASM basis, station rental, landing and other fees increased from 1.03¢ in 2006 to 1.07¢ in 2007, or 3.9%.

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repair costs increased $2.5 million, or 19.5%, from first quarter 2006 to $15.2 million in first quarter 2007. The increase was primarily due to increases in repair of rotable parts ($1.1 million), purchased engine maintenance for the Company’s Boeing 717 aircraft ($1.0 million) and Fairchild 328JET maintenance and material cost ($0.9 million). These increases were partially offset by a $0.5 million decrease in purchased engine maintenance for the Company’s MD-80s. On a CASM basis, aircraft maintenance, materials and repairs increased from 0.94¢ in 2006 to 1.07¢ in 2007, or 13.8%.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 2.1%, from first quarter 2006 to $3.8 million in first quarter 2007. Depreciation was lower as an MD-80 aircraft was sold in the second quarter of 2006. On a CASM basis, depreciation and amortization decreased from 0.28¢ in 2006 to 0.27¢ in 2007, or 3.6%.

Aircraft Rentals

Aircraft rental costs decreased $1.5 million, or 9.9%, from first quarter 2006 to $13.9 million in first quarter 2007. As of March 31, 2007, the Company satisfied the financial covenants contained in its agreement with Boeing Capital Services Corporation (“BCSC”) which provides for a reduction of aircraft rental expense of $10,000 per month for 21 of the Boeing 717 aircraft leased from BCSC prospectively. In addition, the agreement allows for a one-year retroactive rental reduction of $120,000 for each of those aircraft.  As of March 31, 2007, the Company recorded a receivable from BCSC totaling $2.5 million with a corresponding reduction in aircraft rental expense. The Company also added two Boeing 717 aircraft to the Midwest Airlines fleet during first quarter 2006 and one Boeing 717 aircraft during second quarter 2006, resulting in an increase in rental expense of approximately $1.2 million. On a CASM basis, aircraft rentals decreased from 1.14¢ in 2006 to 0.98¢ in 2007, or 14.0%.

Other

Other operating expenses increased $4.4 million, or 27.0%, from first quarter 2006 to $20.7 million in first quarter 2007. Much of the expense increase is attributable to defense costs of $2.6 million related to AirTran’s unsolicited exchange offer (refer to Pending Developments for further details regarding the AirTran unsolicited exchange offer). Other increases included booking fees ($0.4 million); advertising and promotions ($0.4 million); contract labor costs ($0.4 million); crew expenses ($0.2 million); and legal fees ($0.2 million). On a CASM basis, other expenses increased from 1.21¢ in 2006 to 1.46¢ in 2007, or 20.7%.

Other (Expense)/Income

Other income increased $0.7 million from first quarter 2006 due to higher interest income ($0.8 million), partially offset by higher interest expense ($0.1 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft, a moratorium note and convertible debt, including the write-off of deferred debt issuance expenses on the convertible debt of $0.5 million in first quarter 2007.

Income Tax

There was no provision for income taxes for first quarter 2007 and 2006. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded. The Company will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.

Net Income/(Loss)

Net income for first quarter 2007 was $8.0 million, an improvement of $16.7 million from the first quarter 2006 net loss of ($8.7) million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $110.2 million at March 31, 2007, compared with $118.1 million at December 31, 2006. At March 31, 2007, the restricted cash balance was $61.0 million, compared with $39.6 million on December 31, 2006. The change in restricted cash is primarily attributable to an increase in advance ticket sales.

As of March 31, 2007, the Company had a working capital surplus of $36.7 million compared with a $24.0 million surplus on December 31, 2006. The increase in working capital as of March 31, 2007 was primarily related to an increase in restricted cash and fair value of fuel derivative contracts, partially offset by an increase in air traffic liability.

Operating Activities

Net cash used in operations for the three-month period ended March 31, 2007 totaled $8.3 million. Cash from operations includes the $8.0 million net income earned during the three-month period ended March 31, 2007 and a $26.8 million increase in air traffic liability, offset by a $21.5 million increase in restricted cash and a $19.9 million increase in fair value of fixed fuel contracts. The increase in air traffic liability is due to increased sales for future flights. Other assets increased $7.4 million, primarily due to an increase in fuel margin deposits of $6.9 million.

Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2007 totaled $2.0 million, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2007 was $2.4 million, primarily related to proceeds from warrants and options exercised.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. As of March 31, 2007, the Company owed $0.8 million under the Basic Moratorium Notes. As a result of the restructuring of the lease and debt agreements, the Company significantly reduced its obligations compared to the obligations under the previous lease and debt agreements.

In January and February 2007, all of the Company’s remaining senior secured convertible debt was converted to common stock. This exchange reduced long-term debt by $21.6 million, increased outstanding shares by 4.3 million and increased shareholders’ equity by $21.6 million.

2007 and Beyond

The competitive revenue environment and volatile nature of fuel prices make it difficult to accurately project cash flow from operations for the remainder of 2007 and beyond. Absent adverse factors outside the control of the Company such as terrorist attacks, heightened fear of terrorist attacks or substantial deterioration in the industry revenue environment, the Company believes current liquidity and cash flow from operations will be sufficient to fund current operations through 2007.

Key cash flow items for 2007 and beyond include:

•

Anticipated total capital spending of approximately $16.5 million for 2007 and similar spending annually in 2008 with a 30% reduction in 2009. The anticipated spending includes amounts in 2008 and 2009 that are dependent on fleet replacement decisions currently being contemplated and excludes aircraft acquisitions, which are expected to be leased. The Company expects most of the spending to be for spare parts for the Boeing 717 program, continued maintenance support of the Midwest Airlines MD-80 fleet and parts provisioning for the contemplated fleet replacement referenced above.

•

Lease payments of $71.8 million in 2007 for aircraft and other operating lease obligations. These payments reflect reductions of $0.2 million per month in the Boeing lease payments due to the Company’s improved financial position, in addition to the $2.5 million one-year retroactive rental reduction previously described above in this Item.

•

Estimated net interest income of $8.0 million in 2007.

•

Non-cash expenses arising primarily from depreciation contributing approximately $16.5 million to annual cash flow in 2007.

•

Estimated defined benefit pension plan contributions of approximately $2.0 million in 2007.

•

Payment of principal on the lender and lessor moratorium note ending in 2007, totaling approximately $1.2 million.

•

Estimated payments to Goldman Sachs of $3.0 million for defense related to AirTran’s unsolicited exchange offer (as described further in the Pending Developments section that follows).

Forward-Looking Statements

This Form 10-Q filing, particularly (but not limited to) the “Pending Developments” section below and the “Overview” and “2007 and Beyond” sections above, contains forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the following:

•

the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;

•

uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;

•

uncertainties related to acquisition of aircraft;

•

adverse scheduling developments;

•

decline in labor relations or unfavorable arbitration rulings;

•

costly government regulations, including increased costs for compliance with new or enhanced government regulations;

•

increases in insurance costs or shortages of available insurance;

•

more frequent aircraft maintenance and refurbishment schedules;

•

potential delays related to acquired aircraft;

•

interest rate fluctuations;

•

increased costs for security-related measures;

•

potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions; and

•

potential acquisition of the Company, routes or equipment.

•

potential delays or adverse developments with the regional jet program.

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

Pending Developments

On January 11, 2007, AirTran commenced an exchange offer through its wholly owned subsidiary, Galena Acquisition Corp., to exchange all of the issued and outstanding common stock and associated rights of the Company for consideration consisting of $6.625 in cash and 0.5884 of a share of AirTran common stock. On January 24, 2007, the Board of Directors of the Company unanimously recommended that Company shareholders reject AirTran’s unsolicited offer and not tender their shares to AirTran. The offer was scheduled to expire February 8, 2007, but on February 1, 2007 was extended until March 8, 2007. On March 7, 2007, AirTran extended the tender offer to April 11, 2007. On April 2, 2007, AirTran extended the tender offer to May 16, 2007 and increased the consideration to $9.00 in cash and 0.5842 of a share of AirTran common stock. On April 13, 2007, the Board of Directors of the Company unanimously recommended that the Company’s shareholders reject AirTran’s revised offer and not tender their shares to AirTran. The Company has filed a Solicitation/Recommendation Statement on Schedule 14D-9 and amendments thereto regarding AirTran’s exchange offer which sets forth the reasons for the Board's recommendation and related information.

On February 1, 2007, AirTran proposed a slate of nominees for the Board of Directors of the Company. AirTran said it would nominate Jeffrey Erickson, Charles Kalmbach and John Albertine as directors to Midwest’s board at the airline’s next annual meeting of shareholders which will be held on June 14, 2007.

In connection with an industrywide initiative, the Company has received a request from the General Services Administration for the refund of expired airline tickets purchased for government use. The Company is currently investigating this claim and its financial ramifications. Management has recorded an accrual for the claim but does not expect the refund to have a material effect.

On August 31, 2005, during taxi operations, a piece of airport-controlled ground equipment came into contact with a Midwest Airlines’ aircraft resulting in damages in excess of $400,000. A formal notice of claim has been filed by the Company with Milwaukee County pursuant to the requirements of the Wisconsin statutes. Outside legal counsel has been retained to prepare the matter for litigation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In January 2007, the Company increased its fuel hedge position. Approximately 90% of the jet fuel expected to be used by the Company in 2007 has been hedged.  As a result, the Company anticipates that the average price of fuel will approximate $2.06 per gallon for the full year, including into-plane costs. The actual price each quarter may fluctuate, particularly in the first half of the year, because a portion of the positions are collars, and because approximately 10% of the anticipated fuel usage for the year is not hedged. The Company took this position because of a favorable pricing opportunity and as a means of reducing risk to the Company. Aircraft fuel is the largest expense category for the Company.

As of March 31, 2007, all the Company’s fuel hedging and derivative agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit its exposure to a single counterparty.

In January and February 2007, all of the Company’s remaining senior secured convertible debt was converted to common stock. This exchange reduced long-term debt by $21.6 million, increased outstanding shares by 4.3 million and increased shareholders’ equity by $21.6 million.

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

April 25, 2007

By /s/ Timothy E. Hoeksema

Timothy E. Hoeksema

Chairman of the Board, President and

Chief Executive Officer

Date:

 April 25, 2007

By /s/ Curtis E. Sawyer

Curtis E. Sawyer

Senior Vice President and

Chief Financial Officer