Form 10-Q
period 2007-06-30
MIDWEST AIR GROUP INC
filed 2007-07-26
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of July 16, 2007 there were 24,716,780 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended June 30, 2007

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended	Six Months Ended
June 30	June 30

	2007	2006	2007	2006

Operating revenues:
Passenger service	$173,796	$158,457	$318,598	$289,744
Cargo	2,336	2,025	5,452	3,958
Other	18,389	16,389	36,247	33,918
Total operating revenues	194,521	176,871	360,297	327,620

Operating expenses:
Salaries, wages and benefits	42,915	41,781	87,944	80,771
Aircraft fuel and oil	66,359	60,599	124,891	113,424
Adjustment to fair value of fixed fuel contracts	1,523	-	(18,383)	-
Commissions	5,359	4,836	9,853	8,832
Dining services	2,633	2,235	5,069	4,281
Station rental, landing and other fees	13,712	12,616	28,796	26,559
Aircraft maintenance, materials and repairs	15,114	12,014	30,303	24,725
Depreciation and amortization	3,801	3,732	7,555	7,568
Aircraft rentals	15,820	15,833	29,673	31,201
Regional carrier	4,153	-	4,153	-
Other	20,561	15,687	41,186	32,002
Total operating expenses	191,950	169,333	351,040	329,363
Operating income/(loss)	2,571	7,538	9,257	(1,743)

Other Income/(expense):
Interest income	2,599	2,088	4,835	3,536
Interest expense	(297)	(823)	(1,226)	(1,673)
Total other income/(expense)	2,302	1,265	3,609	1,863

Income before income tax	4,873	8,803	12,866	120
Income tax	-	-	-	-

Net income	$4,873	$8,803	$12,866	$120

Income per common share – basic:	$0.20	$0.49	$0.54	$0.01
Income per common share – diluted:	$0.19	$0.39	$0.50	$0.01

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$148,404	$118,129
Accounts receivable, net	7,819	4,866
Fair value of fixed fuel contracts	18,229	-
Inventories	7,974	7,944
Prepaid expenses	13,860	12,252
Restricted cash	38,566	39,576
Deferred income taxes	4,634	4,634
Total current assets	239,486	187,401
Property and equipment, net	153,252	154,962
Other assets, net	20,735	14,088
Total assets	$413,473	$356,451

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,237	$9,984
Income taxes payable	146	297
Current maturities of long-term debt	772	1,932
Air traffic liability	110,454	76,080
Unearned revenue	20,254	29,835
Accrued liabilities:
Vacation pay	5,623	5,050
Other	41,160	40,189
Fuel	3,664	-
Total current liabilities	194,310	163,367

Long-term debt	20,060	42,090
Deferred income taxes	5,352	5,352
Accrued pension and other postretirement benefits	34,362	30,404
Deferred frequent flyer partner revenue	8,283	8,178
Deferred revenue, credits and gains	63,926	65,124
Other noncurrent liabilities	21,859	20,114
Total liabilities	348,152	334,629

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
25,870,485 shares issued in 2007 and 20,490,197 shares issued in 2006	259	205
Additional paid-in capital	81,834	56,002
Treasury stock, at cost; 708,667 shares in 2007 and 2006	(15,584)	(15,584)
Retained earnings (deficit)	5,908	(7,841)
Accumulated other comprehensive loss	(7,096)	(10,960)
Total shareholders' equity	65,321	21,822
Total liabilities and shareholders' equity	$413,473	$356,451

See notes to unaudited condensed consolidated financial statements.

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

Six Months Ended
June 30,
2007	2006

Operating activities:
Net income	$12,866	$120
Items not involving the use of cash:
Depreciation and amortization	7,555	7,568
Share based compensation	639	340
Fair value of fixed fuel contracts	(18,229)	-
Other, net	(1,067)	1,242

Changes in operating assets and liabilities:
Accounts receivable	(2,953)	(2,386)
Inventories	(30)	524
Prepaid expenses	4,118	(565)
Other assets	(7,970)	877
Accounts payable	2,253	(399)
Deferred frequent flyer partner revenue	538	1,024
Accrued liabilities	3,643	(9,773)
Unearned revenue	(10,014)	(12,272)
Accrued pension	2,096	2,292
Restricted cash	1,010	(22,822)
Air traffic liability	34,374	29,403
Other non-current liabilities	4,480	(369)
Net cash provided by (used in) operating activities	33,309	(5,196)

Investing activities:
Capital expenditures	(5,855)	(1,815)
Return of purchase deposits and pre-delivery progress payments	-	11,957
Proceeds from sale of property and equipment	6	1,203
Other, net	-	1,400
Net cash provided by (used in) operating activities	(5,849)	12,745

Financing activities:
Proceeds from warrants and options exercise	3,231	225
Payment of debt associated with progress payments	-	(9,100)
Payment on note payable	(1,160)	(203)
Other, net	744	1,485
Net cash provided by (used in) financing activities	2,815	(7,593)

Net increase (decrease) in cash and cash equivalents	30,275	(44)
Cash and cash equivalents, beginning of period	118,129	99,000
Cash and cash equivalents, end of period	$148,404	$98,956

Supplemental non-cash activities:
Non-cash incentives	$-	$4,687
Conversion of debt to common stock	21,639	1,424

Supplemental cash flow information:
Cash paid for:
Income taxes	$150	$-
Interest	660	1,584

Supplemental schedule of investing activities:
Accrued capital expenditures	$4	$588

See notes to unaudited condensed consolidated financial statements.

Midwest Air Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2006 of Midwest Air Group, Inc. (the “Company”). The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2. Segment Reporting

The Company has two reportable segments that represent strategic units that are managed independently, because they provide different services with different cost structures. Midwest Airlines, Inc. (“Midwest Airlines”) and Skyway Airlines, Inc., along with regional jet capacity provided by SkyWest Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), constitute the operating segments of the Company. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Financial information for the three- and six-month periods ended June 30, 2007 and 2006, for the two segments, Midwest Airlines and Midwest Connect, follows (in thousands).

Segment Information
Three Months Ended June 30, 2007

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$162,362	$36,080	($3,920)	$194,521
Income/(loss) before income tax	6,303	(1,430)	-	4,873
Income tax	-	-	-	-
Net income/(loss)	6,303	(1,430)	-	4,873

Three Months Ended June 30, 2006

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$151,991	$29,034	($4,153)	$176,871
Income/(loss) before income tax	8,997	(195)	-	8,803
Income tax	-	-	-	-
Net income/(loss)	8,997	(195)	-	8,803

Six Months Ended June 30, 2007

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$307,217	$61,078	($7,998)	$360,297
Income/(loss) before income tax	19,566	(6,699)	-	12,866
Income tax	-	-	-	-
Net income/(loss)	19,566	(6,699)	-	12,866

Six Months Ended June 30, 2006

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$281,438	$54,243	($8,060)	$327,620
Income/(loss) before income tax	3,733	(3,613)	-	120
Income tax	-	-	-	-
Net income/(loss)	3,733	(3,613)	-	120

Note:  Numbers and totals in this table may not be recalculated due to rounding.

3. Derivative Instruments and Hedging Activities

The Company utilizes two types of derivative and hedging instruments to reduce the risk of exposure to jet fuel price increases: collar options and fixed fuel contracts. The Company accounts for certain of its fuel derivative instruments as cash flow hedges, as defined in Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company accounts for the remainder of the fuel derivative instruments as free-standing derivatives. The Company does not purchase or hold any derivative financial instruments for trading or speculative purposes.

The fuel collar options are accounted for as cash flow hedges, as defined by FAS No. 133. Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when the fair value of such derivative instruments is reclassified to the statement of operations as an adjustment to fuel expense. As of June 30, 2007, the Company recorded $1.3 million in accounts receivable for unrealized gains related to collar options, with an offset to accumulated other comprehensive loss. This amount will be reclassified to the income statement over the life of the collars.

Starting in 2007, the Company added to its hedge position by entering into fixed fuel contracts. While the Company considers these good economic hedges, these contracts meet the definition of a derivative and are accounted for as free-standing derivatives. As a result, the fixed fuel contracts are adjusted to fair value, through earnings in “adjustment to fair value of fixed fuel contracts,” each balance sheet date. In addition, any cash settlements for unused fuel commitments are also adjusted to fair value through earnings. This may result, and has resulted, in increased volatility in the Company’s results. The Company recorded $18.4 million of fair value gain in the statement of operations for the six months ended June 30, 2007 for the fixed fuel contracts, comprised of a $19.9 million gain for the three-month period ended March 31, 2007 and a $1.5 million loss for the three-month period ended June 30, 2007. Approximately 90% of the jet fuel expected to be used by the Company in 2007 has been hedged. Currently, the Company has also hedged approximately 20% of the jet fuel expected to be used in the first half of 2008.

4. Net Income Per Share

The following table is a reconciliation of the weighted average shares outstanding and net income per share for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands, except per share data):

Three Months Ended June 30,	Six Months Ended
June 30,

	2007	2006	2007	2006
Net Income Per Share – Basic:
Net income (numerator)	$ 4,873	$ 8,803	$12,866	$ 120

Weighted average shares outstanding (denominator)	24,594	17,937	23,937	17,771

Net Income per share – basic	$ 0.20	$ 0.49	$ 0.54	$ 0.01

Net Income Per Share – Diluted:
Net income (numerator)	$ 4,873	$ 8,803	$12,866	$ 120
Plus income effect of interest on convertible debt (1)	$ -	$ 387	$ 102	$ -
Net Income – assuming conversion	$ 4,873	$ 9,190	$12,968	$ 120

Weighted average shares outstanding	24,594	17,937	23,937	17,771
Effect of dilutive securities:
Stock options (2)	1,164	907	1,209	912
Warrants	348	159	381	175
Convertible debt (1)	-	4,599	472	-
Shares issuable under the stock plans for outside directors	85	70	84	70
Weighted average shares outstanding assuming dilution (denominator)	26,191	23,672	26,083	18,928

Net Income per share – diluted	$ 0.19	$ 0.39	$ 0.50	$ 0.01

(1)

Convertible senior secured notes issued by the Company were excluded from the calculation for the six-month period ended June 30, 2006 as their effect was anti-dilutive. These represented 4,599 shares of the Company’s Common Stock at June 30, 2006 at a conversion price of $5.00. Interest on convertible debt totaled $102 and $793 for the six-month periods ended June 30, 2007 and 2006, respectively. In January and February 2007, all of the Company’s remaining convertible senior secured notes were converted to Common Stock.

(2)

The dilutive effect of the potential exercise of outstanding options to purchase Common Stock is calculated using the treasury stock method. Anti-dilutive securities are excluded from the computation of diluted earnings per share. These include options to purchase 1,001 and 1,223 shares of the Company’s Common Stock for the three-month periods ended June 30, 2007 and 2006, respectively, which were excluded from the computation of diluted earnings per share. Options to purchase 1,198 and 1,222 shares of the Company’s Common Stock for the six-month periods ended June 30, 2007 and 2006, respectively, were excluded as the effect on earnings per share was anti-dilutive.

5. Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). FAS 123(R) requires measurement of compensation cost for all stock-based awards at fair value on the grant date and recognition of compensation expense over the requisite service period for awards expected to vest. The fair value of stock option grants is determined using the Black-Scholes model.

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $8.39 and $3.45 for the six months ended June 30, 2007 and 2006, respectively. The following assumptions were used to value stock option grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.6%	61.6%	69.7%	61.8%
Risk-free interest rate	4.9%	5.0%	4.7%	4.8%
Forfeiture rate	2.4%	1.3%	2.2%	1.3%
Expected life (in years)	4.2	7.3	4.8	7.3

Compensation cost for options granted was recognized over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Salaries, wages and benefits:
Stock option expense	$322	$ 220	$603	$ 340
Restricted stock expense	219	63	362	121
Total	$541	$ 283	$965	$ 461

As of June 30, 2007, there was $2.4 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.4 years.

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors granted options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 2,548,900 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants at June 30, 2007 due to the expiration of the Plan. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants as of June 30, 2007. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first year and the remaining 33⅓% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. On each anniversary of the Plan’s effective date, any options that are forfeited by a represented employee without being exercised will be re-granted at the original grant price to other represented employees. All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of Common Stock. In addition, the Committee may award restricted stock to certain employees. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 30,672 shares are available for future grants at June 30, 2007. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant and the remaining 33⅓% upon the third anniversary of the date of grant, unless otherwise determined, and have a maximum term of 10 years.

The total intrinsic value of options exercised was $6.6 million and $0.2 million in the six-month period ended June 30, 2007 and 2006, respectively. Cash received from option exercises was $1.9 million and $0.2 million during the six-month period ended June 30, 2007 and 2006, respectively.

The following table summarizes information concerning outstanding options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2006	2,940,767	$ 11.94	5.7	$ 14,155
Granted	266,117	13.84
Exercised	(610,926)	3.03
Forfeited or expired	(174,869)	16.32
Outstanding at June 30, 2007	2,421,089	$12.94	5.7	$ 13,308

The following table summarizes information concerning exercisable options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Exercisable at December 31, 2006	2,428,759	$ 11.87	5.6	$ 10,559
Vested	234,837	9.61
Exercised	(610,926)	3.03
Forfeited or expired	(168,252)	16.59
Exercisable at June 30, 2007	1,884,418	$14.03	4.8	$10,143

The following table summarizes information concerning restricted stock:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	264,268	$ 3.11
Granted	152,885	14.00
Restricted at June 30, 2007	417,153	$7.11

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

FIN No. 48 allows transition accounting for the cumulative effect of adopting the provision as an adjustment to beginning retained earnings. The Company recorded a $0.9 million decrease to reserves for uncertain tax positions and a corresponding increase to retained earnings as of January 1, 2007. This adjustment reflects the net difference between related balance sheet accounts before applying FIN No. 48 and as measured pursuant to FIN No. 48’s provisions. As of the date of the Company’s adoption of FIN No. 48 and at June 30, 2007, the Company’s unrecognized tax benefits were $0.2 million. Tax years subsequent to 2002 remain open to examination by the major tax jurisdictions to which the Company is subject.

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

There was no provision for income taxes for the three or six-month periods ended June 30, 2007 due to current tax losses. The adjustment to fair value of fixed fuel contracts is treated as a tax hedge and does not affect taxable income. As of June 30, 2007, the Company recorded tax-effected federal net operating losses of approximately $24.5 million, which will begin to expire in 2023 and approximately $10.1 million of tax-effected state net operating losses, which began to expire in 2005. As of June 30, 2007, the Company has recorded a valuation allowance on these federal and state net operating losses of $24.5 million and $10.1 million, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company ceased recording federal income tax benefit on losses effective as of the second quarter 2004 and state income tax benefit as of the second quarter of 2005.

7. Comprehensive Income/(Loss)

As of June 30, 2007, the total balance of accumulated other comprehensive loss includes $1.3 million for unrealized gains on fuel collars and an $8.4 million loss for pension and other postretirement benefit plan liabilities. Total comprehensive income was $16.7 million and $2.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.

8. Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). Effective May 15, 2007, the Company and the processor entered into an amended agreement. This agreement includes provisions that allow the processor to change the holdback percentage based on the Company’s performance against certain financial criteria. As of June 30, 2007, the restricted cash amount represented 50% of the processor’s risk, or approximately $38.6 million. This holdback percentage was reduced from 85% in the previous quarter.

The Company also has agreements with American Express, Diners Club and Discover. As of June 30, 2007, those credit card processors had no holdback under these agreements; however they may require holdbacks in the future. The amount of additional holdback if all processors required 100% as of June 30, 2007 was approximately $60.4 million.

9. Retirement and Benefit Plans

The Company adopted FAS No. 158 (“FAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006. Under FAS No. 158, the funded status of each pension and other postretirement benefit plan is required to be reported as an asset (for over- funded plans) or a liability (for under-funded plans) at December 31, 2006.

The pension and post-retirement medical costs for the three- and six-month periods ended June 30, 2007 and 2006, respectively, include the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$407	$406	$814	$812	$218	$197	$418	$394
Interest cost	414	368	828	736	215	167	402	334
Expected return on assets	(163)	(123)	(326)	(246)	-	-	-	-
Amortization of:
Prior service cost	80	80	160	160	(90)	(124)	(215)	(248)
Actuarial loss	97	130	194	260	22	36	48	72
Total net periodic benefit cost	$835	$861	$1,670	$1,722	$365	$276	$653	$552

Note: 2006 presentation modified to conform to 2007 presentation.

The Company continues to sponsor group health care coverage for its retirees; however the Company reduced the amount it subsidizes effective March 31, 2005, resulting in a corresponding reduction in its ongoing annual expense of $1.1 million. On April 2, 2007, a neutral arbitrator ruled that this reduction constituted a violation of the collective bargaining agreement with the pilots’ union and ordered the Company to reinstate the retiree medical plans from prior to April 1, 2005, resulting in an additional liability of $2.2 million recorded in the first quarter of 2007 for employees covered by collective bargaining agreements with Midwest Airlines. This adjustment was charged to Accumulated Other Comprehensive Loss for the three-month period ended March 31, 2007. This reinstatement will result in an additional $0.4 million expense in 2007.

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $2.0 million to its qualified pension plan in September 2007. As of June 30, 2007, no contributions have been made.

10. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty of income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company adopted FIN No. 48 as of the beginning of the fiscal 2007 year. The effect on the Company’s financial results as of the date of adoption was an increase in retained earnings and a reduction in reserves for uncertain tax positions of $0.9 million, as of January 1, 2007.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. For the Company, FAS No. 157 will be effective beginning with the 2008 fiscal year. The Company is currently assessing the impact the adoption of FAS No. 157 will have on the Company’s consolidated financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

(Dollars in millions)	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Net Change	2007	2006	Net Change
Total Operating Revenue	$ 194.5	$ 176.9	$ 17.6	$ 360.3	$ 327.6	$ 32.7
Total Operating Expenses	$ 192.0	$ 169.3	$ 22.7	$ 351.0	$ 329.4	$ 21.6
Operating Income/(Loss)	$ 2.6	$ 7.5	$ (4.9)	$ 9.3	$ (1.7)	$ 11.0
Net Income	$ 4.9	$ 8.8	$ (3.9)	$ 12.9	$ 0.1	$ 12.8

In the second quarter of 2007, Midwest Air Group continued to pursue its goals of increasing revenue, reducing overall and unit costs, and increasing capacity. As a result of these efforts, the Company posted record revenue passenger miles (“RPMs”) and load factors. Yield (passenger revenue per RPM) declined as a result of industry-wide price weakness.

During second quarter 2007, total Company revenue increased $17.6 million or 10.0%, with a 15.8% increase in passenger traffic (measured in RPMs) on 12.8% more available seat miles (“ASMs”). RPM growth exceeded the growth of ASMs, resulting in a load factor increase of 2.0 percentage points to 83.3% in 2007 from 81.3% in 2006. These increases are reflected in the Company’s May year-to-date market share in both Milwaukee and Kansas City, where the former increased to 53.8% compared with 50.1% for the same period last year, and the latter increased to 11.7% compared with 10.4% for the same period last year. Market conditions negatively impacted revenue per available seat mile (“RASM”), which decreased 2.5% in the second quarter of 2007 to 12.73¢ compared with 13.05¢ in the second quarter of 2006.

Yield decreased 5.3% during the quarter to 13.75¢ from 14.52¢ in the second quarter of 2006 as a result of industry-wide price weakness and a 2.0% increase in passenger trip length.  The Company continues to focus on revenue management actions to improve yield through better price management.

Total operating expenses increased $22.7 million, or 13.4%, in second quarter 2007 compared to second quarter 2006. Fuel expense increased $5.8 million, or 9.5%, due to increased fuel consumption of 14.6% from 26.9 million gallons to 30.8 million gallons compared to the same prior year period. Fuel consumption increased primarily due to a 10.1% increase in block hours. Other expenses increased $4.9 million, primarily due to defense costs related to the unsolicited exchange offer by AirTran Holdings, Inc. (“AirTran”) as described in Pending Developments. Regional carrier expenses relating to the Company’s new 50-seat regional jet program, which began in April 2007 were $4.2 million. Aircraft maintenance, materials and repairs increased $3.1 million primarily due to increases in repair of rotable parts and purchased engine maintenance. Station rental, landing and other fees increased $1.1 million due to an increase in the number of flights and higher utilization of the fleet during the period. The Company also recorded a $1.5 million loss for the fair value of fixed fuel contracts, as described in Note 3 to the unaudited condensed consolidated financial statements.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

Three Months Ended		Six Months Ended
June 30,		June 30,
2007	2006	2007	2006

Midwest Air Group
Scheduled Service Revenue Passenger Miles (000s)	1,263,872	1,091,136	2,297,778	2,035,427
Scheduled Service Available Seat Miles (000s)	1,517,436	1,341,943	2,920,981	2,661,810
Total Available Seat Miles (000s)	1,528,170	1,355,156	2,944,390	2,703,490
Load Factor (%)	83.3%	81.3%	78.7%	76.5%
Revenue Yield	$0.1375	$0.1452	$0.1387	$0.1424
Passenger Revenue per Schd. Svc. ASM	$0.1145	$0.1181	$0.1091	$0.1089
Total Revenue per Total ASM	$0.1273	$0.1305	$0.1224	$0.1212
Total Cost per Total ASM	$0.1256	$0.1250	$0.1192	$0.1218
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0822	$0.0802	$0.0768	$0.0799
Total Cost per Total ASM (ex-fuel cost, ex-FMV) (1)	$0.0812	$0.0802	$0.0831	$0.0799
Number of Flights	29,217	28,091	56,273	55,174
Into-plane Fuel Cost per Gallon	$2.15	$2.25	$2.12	$2.14
Full-time Equivalent Employees at End of Period	3,144	2,984	3,144	2,984
Aircraft in Service at End of Period	62	56	62	56

Midwest Airlines Operations
Origin & Destination Passengers	1,045,492	969,396	1,940,717	1,797,070
Scheduled Service Revenue Passenger Miles (000s)	1,153,510	1,021,628	2,129,815	1,907,663
Scheduled Service Available Seat Miles (000s)	1,368,121	1,244,802	2,681,618	2,470,779
Total Available Seat Miles (000s)	1,378,855	1,258,015	2,705,027	2,512,092
Load Factor (%)	84.3%	82.1%	79.4%	77.2%
Revenue Yield	$0.1221	$0.1297	$0.1239	$0.1266
Passenger Revenue per Schd. Svc. ASM	$0.1030	$0.1064	$0.0984	$0.0978
Total Revenue per Total ASM	$0.1178	$0.1208	$0.1136	$0.1120
Total Cost per Total ASM	$0.1153	$0.1151	$0.1081	$0.1116
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0741	$0.0727	$0.0678	$0.0719
Total Cost per Total ASM (ex-fuel cost, ex-FMV) (1)	$0.0730	$0.0727	$0.0746	$0.0719
Average Passenger Trip Length (miles)	1,103	1,054	1,097	1,062
Number of Flights	14,017	13,662	28,121	26,626
Into-plane Fuel Cost per Gallon	$2.15	$2.25	$2.11	$2.13
Full-time Equivalent Employees at End of Period	2,180	2,006	2,180	2,006
Aircraft in Service at End of Period	37	36	37	36

Midwest Connect Operations
Origin & Destination Passengers	300,681	215,626	490,755	406,857
Scheduled Service Revenue Passenger Miles (000s)	110,362	69,508	167,963	127,764
Scheduled Service Available Seat Miles (000s)	149,316	97,141	239,363	191,031
Total Available Seat Miles (000s)	149,316	97,141	239,363	191,398
Load Factor (%)	73.9%	71.6%	70.2%	66.9%
Revenue Yield	$0.2984	$0.3740	$0.3257	$0.3771
Passenger Revenue per Schd. Svc. ASM	$0.2206	$0.2676	$0.2285	$0.2522
Total Revenue per Total ASM	$0.2416	$0.2989	$0.2552	$0.2834
Total Cost per Total ASM	$0.2472	$0.2960	$0.2783	$0.2975
Total Cost per Total ASM (ex-fuel cost) (1)	$0.1828	$0.2212	$0.2116	$0.2264
Average Passenger Trip Length (miles)	367	322	342	314
Number of Flights	15,200	14,429	28,152	28,548
Into-plane Fuel Cost per Gallon	$2.18	$2.31	$2.15	$2.18
Full-time Equivalent Employees at End of Period	964	978	964	978
Aircraft in Service at End of Period	25	20	25	20

(1) Non-GAAP measurement. See non-GAAP disclosures on page 18.

Note: All statistics exclude charter operations except the following: Total Available Seat Miles ("ASMs"), Total Cost per Total ASM, Total Cost per ASM (ex-fuel cost), Total Cost per ASM (ex fuel cost, ex-FMV), Into-plane Fuel Cost, Number of Employees and Aircraft in Service. Aircraft acquired but not yet placed into service are excluded from the aircraft in service statistics.

Numbers in this table may not be recalculated due to rounding.

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues:

	Three Months Ended June 30,						Six Months Ended June 30,
	2007			2006			2007			2006
	Per Total		% of	Per Total		% of	Per Total		% of	Per Total		% of
	ASM		Revenue	ASM		Revenue	ASM		Revenue	ASM		Revenue
Operating Revenues:
Passenger service	11.37	¢	89.3%	11.69	¢	89.6%	10.82	¢	88.4%	10.72	¢	88.4%
Cargo	0.15		1.2%	0.15		1.1%	0.19		1.5%	0.15		1.2%
Other	1.20		9.5%	1.21		9.3%	1.23		10.1%	1.25		10.4%
Total Operating Revenues	12.73		100.0%	13.05		100.0%	12.24		100.0%	12.12		100.0%

Operating Expenses:
Salaries, wages and benefits	2.81		22.1%	3.08		23.6%	2.99		24.4%	2.99		24.7%
Aircraft fuel and oil	4.34		34.1%	4.47		34.3%	4.24		34.7%	4.20		34.6%
Adjustment to fair value of fixed fuel contracts	0.10		0.8%	0.00		0.0%	-0.62		-5.1%	0.00		0.0%
Commissions	0.35		2.8%	0.36		2.7%	0.33		2.7%	0.33		2.7%
Dining services	0.17		1.4%	0.16		1.3%	0.17		1.4%	0.16		1.3%
Station rental, landing, other fees	0.90		7.0%	0.93		7.1%	0.98		8.0%	0.98		8.1%
Aircraft maintenance, materials and repairs	0.99		7.8%	0.89		6.8%	1.03		8.4%	0.91		7.5%
Depreciation and amortization	0.25		2.0%	0.28		2.1%	0.26		2.1%	0.28		2.3%
Aircraft rentals	1.04		8.1%	1.17		9.0%	1.01		8.2%	1.15		9.5%
Regional carrier	0.27		2.1%	0.00		0.0%	0.14		1.2%	0.00		0.0%
Other	1.35		10.6%	1.16		8.9%	1.40		11.4%	1.18		9.8%
Total Operating Expenses	12.56	¢	98.7%	12.50	¢	95.7%	11.92	¢	97.4%	12.18	¢	100.5%

Total ASMs (millions)	1,528.2			1,355.2			2,944.4			2,703.5

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

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel as well as FMV.

Three Months Ended	Six Months Ended
June 30,	June 30,

	2007	2006	%	2007	2006	%
Midwest Air Group
Total GAAP operating expenses ($000)	$191,950	$169,333	13.4%	$351,040	$329,363	6.6%
ASMs (000)	1,528,170	1,355,156	12.8%	,944,390	2,703,490	8.9%
CASM	$0.1256	$0.1250	0.5%	$0.1192	$0.1218	(2.1%)

Total GAAP operating expenses ($000)	$191,950	$169,333	13.4%	$351,040	$329,363	6.6%
Less: aircraft fuel ($000)	(66,359)	(60,599)	9.5%	(124,891)	(113,424)	10.1%
Operating expenses excluding fuel ($000)	$125,591	$108,734	15.5%	$226,149	$215,939	4.7%
Less: FMV ($000)	(1,523)	-	NA	18,383	-	NA
Operating expenses excluding fuel and FMV ($000)	$124,068	$108,734	14.1%	$244,532	$215,939	13.2%
ASMs (000)	1,528,170	1,355,156	12.8%	2,944,390	2,703,490	8.9%
CASM excluding fuel	$0.0822	$0.0802	2.4%	$0.0768	$0.0799	(3.8%)
CASM excluding fuel and FMV	$0.0812	$0.0802	1.2%	$0.0831	$0.0799	4.0%

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$158,963	$144,737	9.8%	$292,417	$280,474	4.3%
ASMs (000)	1,378,855	1,258,015	9.6%	2,705,027	2,512,092	7.7%
CASM	$0.1153	$0.1151	0.2%	$0.1081	$0.1116	(3.2%)

Total GAAP operating expenses ($000)	$158,963	$144,737	9.8%	$292,417	$280,474	4.3%
Less: aircraft fuel ($000)	(56,747)	(53,332)	6.4%	(108,925)	(99,811)	9.1%
Operating expenses excluding fuel ($000)	$102,216	$91,405	11.8%	$183,492	$180,663	1.6%
Less: FMV ($000)	(1,523)	-	NA	18,383	-	NA
Operating expenses excluding fuel and FMV ($000)	$100,693	$91,405	10.2%	$201,875	$180,663	11.7%
ASMs (000)	1,378,855	1,258,015	9.6%	2,705,027	2,512,092	7.7%
CASM excluding fuel	$0.0741	$0.0727	2.0%	$0.0678	$0.0719	(5.7%)
CASM excluding fuel and FMV	$0.0730	$0.0727	0.5%	$0.0746	$0.0719	3.8%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$36,907	$28,750	28.4%	$66,621	$56,950	17.0%
ASMs (000)	149,316	97,141	53.7%	239,363	191,398	25.1%
CASM	$0.2472	$0.2960	(16.5%)	$0.2783	$0.2975	(6.5%)

Total GAAP operating expenses ($000)	$36,907	$28,750	28.4%	$66,621	$56,950	17.0%
Less: aircraft fuel ($000)	(9,612)	(7,267)	32.3%	(15,966)	(13,613)	17.3%
Operating expenses excluding fuel ($000)	$27,295	$21,483	27.1%	$50,655	$43,337	16.9%
ASMs (000)	149,316	97,141	53.7%	239,363	191,398	25.1%
CASM excluding fuel	$0.1828	$0.2212	(17.3%)	$0.2116	$0.2264	(6.5%)

Note:  Numbers and totals in this table may not be recalculated due to rounding and intercompany eliminations.

Three Months Ended June 30, 2007

Compared With Three Months Ended June 30, 2006

Operating Revenues

The Company’s second quarter 2007 operating revenues of $194.5 million increased $17.6 million, or 10.0%, from second quarter 2006. Passenger revenues accounted for 89.3% of total revenues and increased $15.3 million, or 9.7%, from second quarter 2006 to $173.8 million. The increase is attributable to a 13.1% increase in capacity, as measured by scheduled service ASMs, and a 2.0 percentage point increase in load factor, partially offset by a 5.3% decrease in yield.

The Company’s 2007 revenue from cargo and other services of $20.7 million increased $2.3 million, or 12.6%. The increase was primarily due to higher mail and freight revenue ($0.3 million) as a result of increased volume and mail contract rate increases; ticket-related fees ($1.3 million); frequent flyer credit card revenue ($0.4 million); and buy-onboard meals and entertainment ($0.3 million).

Midwest Airlines’ 2007 total operating revenue of $162.4 million increased $10.4 million, or 6.8%. Capacity increased 9.9%, due in part to a 2.6% increase in the number of segments (one take-off and landing). The increase in total capacity also resulted from the addition of one Boeing 717 aircraft in May 2006, the addition of one MD-80 series aircraft in June 2007 and increased utilization of the existing fleet.

Midwest Airlines’ 2007 passenger revenue of $140.9 million increased $8.4 million, or 6.3%. Much of the increase in revenue was volume-related, with scheduled service revenue passenger miles (“passenger traffic”) increasing 12.9% year over year on a 9.9% increase in scheduled service available seat miles, resulting in a 2.2 percentage point increase in load factor from 82.1% to 84.3%. The revenue growth was due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements that included frequency increases and ongoing aircraft upgrades. Yield decreased 5.8% to 12.21¢ from 12.97¢ in second quarter 2006 due to industry-wide pricing weakness as well as a 4.7% increase in length of haul. As a result, PRASM decreased 3.2% in second quarter 2007 to 10.30¢ from 10.64¢ in second quarter 2006.

Midwest Connect’s 2007 passenger revenue of $32.9 million increased $6.9 million, or 26.7%. Passenger traffic increased 58.8% in second quarter 2007 compared with the same period in 2006, driven by the new regional jet program that started in April 2007. Yield decreased 20.2% due to industry-wide pricing weakness as well as a 13.9% increase in average length of haul, due to the new regional jet program serving longer-range markets. Load factor increased 2.3 percentage points to 73.9% from 71.6% during the period. Midwest Connect total operating revenue increased $7.0 million, or 24.3%, to $36.1 million from second quarter 2006.

Operating Expenses

The Company’s 2007 operating expenses of $192.0 million increased $22.7 million, or 13.4%.   The increase was primarily due to higher fuel costs ($5.8 million); other expenses ($4.9 million), mainly as a result of the AirTran defense costs of $2.9 million; regional carrier expenses ($4.2 million); aircraft maintenance, materials and repairs ($3.1 million); adjustment to fair value of fixed fuel contracts ($1.5 million); salaries, wages and benefits ($1.1 million); and station rental, landing and other fees ($1.1 million).

In second quarter 2007, cost per available seat mile (“CASM”) increased by 0.06¢ to 12.56¢, or 0.5%. A Non-GAAP measure that may be useful to some users of the financial statements is CASM excluding fuel, which increased by 0.20¢, or 2.4%, to 8.22¢. CASM excluding fuel and fair value of fixed fuel contracts increased 0.10¢ to 8.12¢ in 2007, or 1.2%. The increase in the Company’s CASM reflects the higher growth in the Midwest Connect segment, as a result of the additional regional jet capacity. The Midwest Connect segment operates at a higher CASM than the Midwest Airlines segment.

Salaries, Wages and Benefits

Salaries, wages and benefits of $42.9 million in 2007 increased $1.1 million, or 2.7%.  This increase was primarily due to $1.5 million in additional flight crew and inflight pay on a 10.1% increase in block hours, partially offset by a decrease in medical insurance expenses of $0.3 million and a decrease in workers’ compensation expenses of $0.2 million. On a CASM basis, labor costs decreased 0.27¢ to 2.81¢ in 2007, or 8.8%.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes of $66.4 million in 2007 increased $5.8 million, or 9.5%.  Into-plane fuel prices decreased 4.4% in second quarter 2007, averaging $2.15 per gallon versus $2.25 per gallon in 2006, resulting in a $3.0 million favorable price impact (calculated by applying 2006 prices to actual gallons consumed in 2007 and comparing the result with actual 2007 expense). Fuel consumption increased primarily as a result of a 10.1% increase in the number of total block hours, which resulted in an $8.8 million unfavorable impact in the quarter (calculated by applying 2006 prices to the actual change in gallons consumed in 2007 relative to 2006). On a CASM basis, aircraft fuel and oil decreased 0.13¢ to 4.34¢ in 2007, or 2.9%.

Adjustment to Fair Value of Fixed Fuel Contracts

Adjustment to fair value of fixed fuel contracts was a loss of $1.5 million in second quarter 2007.  This adjustment reflects the change in the fair value of the fixed fuel contracts during the first quarter, and cash settlements of any unused fuel commitments. No such adjustment was required in 2006, as the Company entered into these contracts for the first time in 2007.

Commissions

Travel agent commissions and commissions related to credit card transactions of $5.4 million in 2007 increased $0.5 million, or 10.8%. The increase was primarily due to a 9.7% increase in passenger service revenue. On a CASM basis, commissions decreased 0.01¢ to 0.35¢ in 2007, or 2.8%.

Dining Services

Dining service costs of $2.6 million in 2007 increased $0.4 million, or 18.0%. The increase was a result of a 27.2% increase in buy-onboard meal revenue. On a CASM basis, dining services increased 0.01¢ to 0.17¢ in 2007, or 6.3%.

Station Rental, Landing and Other Fees

Station rentals and landing fees of $13.7 million in 2007 increased $1.1 million, or 8.7%. The increase is primarily due to an increase in ground handling and landing fees ($1.0 million) as a result of a 4.0% increase in flight segments and a 12.7% increase in passengers boarded. On a CASM basis, station rental, landing and other fees decreased 0.03¢ to 0.90¢ in 2007, or 3.2%.

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repair costs of $15.1 million in 2007 increased $3.1 million, or 25.8%. The increase was affected by increased flight hours and segments resulting in increases in repair of rotable parts ($1.0 million), purchased engine maintenance for the Company’s Boeing 717 aircraft ($0.8 million) and MD-80 series aircraft maintenance and material cost ($1.1 million) primarily for engine repairs. On a CASM basis, aircraft maintenance, materials and repairs increased 0.10¢ to 0.99¢ in 2007, or 11.2%.

Depreciation and Amortization

Depreciation and amortization of $3.8 million in 2007 increased $0.1 million, or 1.8%. On a CASM basis, depreciation and amortization decreased 0.03¢ to 0.25¢ in 2007, or 10.7%. Depreciation increased due to the purchase of a Fairchild 328JET in November 2006, however this increase was essentially offset by a decrease due to the sale of an MD-80 aircraft in May 2006.

Aircraft Rentals

Aircraft rental costs of $15.8 million in 2007 remained unchanged from 2006. On a CASM basis, aircraft rentals decreased 0.13¢ to 1.04¢ in 2007, or 11.1%.

Regional Carrier

Regional carrier expense was $4.2 million in 2007. This expense relates to the new 50-seat regional jet program, which began in April 2007. On a CASM basis, regional carrier expense was 0.27¢ in 2007.

Other

Other operating expenses of $20.6 million in 2007 increased $4.9 million, or 31.1%. The expense increase is primarily attributable to defense costs of $2.9 million related to AirTran’s unsolicited exchange offer (refer to Pending Developments for further details regarding the AirTran unsolicited exchange offer). Other increases included advertising and promotions ($0.6 million), flight simulator rental ($0.5 million), directors’ fees ($0.3 million) and booking fees ($0.1 million), partially offset by a decrease in passenger liability insurance ($0.3 million). On a CASM basis, other expenses increased 0.19¢ to 1.35¢ in 2007, or 16.4%.

Other Income/(Expense)

Other income of $2.3 million in 2007 increased $1.0 million from second quarter 2006 due to higher interest income ($0.5 million) and lower interest expense ($0.5 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft and the moratorium notes. In January and February 2007, all of the Company’s remaining convertible senior secured notes were converted to common stock. This conversion reduced long-term debt by $21.6 million.

Income Tax

There was no provision for income taxes for second quarter 2007 and 2006. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded. The Company will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.

Net Income

Net income for second quarter 2007 was $4.9 million, a decrease of $3.9 million from the second quarter 2006 net income of $8.8 million.

Six Months Ended June 30, 2007

Compared With Six Months Ended June 30, 2006

Operating Revenues

The Company’s first half 2007 operating revenues of $360.3 million increased $32.7 million, or 10.0%, from the first six months of 2006. Passenger revenues accounted for 88.4% of total revenues and increased $28.9 million, or 10.0%, from the same period last year, to $318.6 million. The increase was attributable to a 12.9% increase in passenger traffic, as measured by RPMs, on a 9.7% increase in scheduled service available seat miles, resulting in a 2.2 percentage point increase in load factor from 76.5% in 2006 to 78.7% in 2007. These results were partially offset by a decrease in yield of 2.6% as a result of industry-wide price weakness and an increase in average passenger trip length.

The Company’s 2007 revenue from cargo and other services of $41.7 million increased $3.8 million, or 10.1%. The increase was primarily due to ticket fees ($2.5 million), mail and freight revenues ($1.5 million), and frequent flyer credit card revenues ($0.7 million), partially offset by a decrease in charter revenues of $1.7 million.

Midwest Airlines’ 2007 passenger revenue of $263.9 million increased $22.3 million, or 9.2%. This increase was primarily the result of an 11.6% increase in passenger traffic, as measured by RPMs, on an 8.5% increase in scheduled service available seat miles, resulting in a 2.2 percentage point increase in load factor from 77.2% in 2006 to 79.4% in 2007. These factors were partially offset by a 2.1% decrease in yield between periods. Total operating revenue of $307.2 million increased $25.8 million, or 9.2%.

Midwest Connect’s 2007 passenger revenue of $54.7 million increased $6.5 million, or 13.5%.  Passenger traffic increased 31.5% compared with the same period in 2006, driven by the new 50-seat regional jet program. Load factor increased 3.3 percentage points to 70.2% from 66.9% in the same period last year. Yield decreased 13.6% as average length of haul increased by 9.0%. Total operating revenue of $61.1 million increased $6.8 million, or 12.6%.

Operating Expenses

The Company’s 2007 operating expenses of $351.0 million increased $21.6 million, or 6.6%. The increase was due to higher fuel costs ($11.5 million); salaries, wages and benefits ($7.2 million); aircraft maintenance, materials and repairs ($5.6 million); regional carrier expenses ($4.2 million); station rental, landing and other fees ($2.2 million); commissions ($1.0 million); and other expenses ($9.2 million), primarily due to AirTran defense costs. This increase was partially offset by a favorable adjustment to fair value of fixed fuel contracts ($18.4 million) and aircraft rentals ($1.5 million). CASM excluding fuel and fair value of fixed fuel contracts increased 0.32¢ to 8.31¢ in 2007, or 4.0%.

Salaries, Wages and Benefits

Salaries, wages and benefits of $87.9 million in 2007 increased $7.2 million, or 8.9%. This increase was primarily due to $1.7 million in additional flight crew pay on a 6.8% increase in block hours. Other increases in expenses included increases in expenses related to the Company’s pension and 401(k) plans ($1.7 million), administrative salaries ($1.5 million), payroll taxes ($0.8 million) and vacation pay ($0.3 million), partially offset by a decrease in medical insurance of $0.8 million. On a CASM basis, labor costs remained unchanged at 2.99¢ in 2007 and 2006.

Aircraft Fuel and Oil

Aircraft fuel and oil and associated taxes of $124.9 million in 2007 increased $11.5 million, or 10.1%. Into-plane fuel prices decreased 0.8% in 2007, averaging $2.12 per gallon in 2007 versus $2.14 per gallon in 2006, resulting in a $0.9 million favorable price impact (calculated by applying 2006 prices to actual gallons consumed in 2007 and comparing the result to actual 2007 expense). Fuel consumption increased primarily as a result of a 6.8% increase in block hours, which resulted in a $12.4 million unfavorable impact (calculated by applying 2006 prices to the actual increase in gallons consumed in 2007 relative to 2006). On a CASM basis, aircraft fuel and oil increased 0.04¢ to 4.24¢ in 2007, or 1.0%.

Adjustment to Fair Value of Fixed Fuel Contracts

Adjustment to fair value of fixed fuel contracts was a gain of $18.4 million in 2007. This adjustment reflects the change in the fair value of the fixed fuel contracts during the first quarter, and cash settlements of any unused fuel commitments. No such adjustment was required in 2006, as the Company entered into these contracts for the first time in 2007.

Commissions

Commissions for travel agents and commissions related to credit card transactions of $9.9 million in 2007 increased $1.0 million, or 11.6%. The increase was primarily due to a 10.0% increase in passenger service revenue. On a CASM basis, commissions remained unchanged at 0.33¢ in 2007 and 2006.

Dining Services

Dining service costs of $5.1 million in 2007 increased $0.8 million, or 18.5%. The increase was a result of an 18.5% increase in buy-onboard meal revenue. On a CASM basis, dining service costs increased 0.01¢ to 0.17¢ in 2007, or 6.3%.

Station Rental, Landing and Other Fees

Station rental, landing and other fees of $28.8 million in 2007 increased $2.2 million, or 8.4%.  The increase was primarily due to the increase in flights, resulting in higher costs for ground handling and landing fees of $1.9 million. On a CASM basis, station rental, landing and other fees remained unchanged at 0.98¢ in 2007 and 2006.

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repairs expense of $30.3 million increased $5.6 million, or 22.5%. The increase was affected by increased flight hours and segments, including increases in repair of rotable parts ($2.1 million), purchased engine maintenance for the Company’s Boeing 717 aircraft ($1.9 million), general maintenance costs ($1.0 million), MD-80 series engine repair and purchased maintenance ($0.7m) and Fairchild 328JET maintenance and material costs ($0.7 million). On a CASM basis, aircraft maintenance and repairs increased 0.12¢ to 1.03¢ in 2007, or 13.2%.

Depreciation and Amortization

Depreciation and amortization of $7.6 million in 2007 remained unchanged from 2006. On a CASM basis, these costs decreased 0.02¢ to 0.26¢ in 2007, or 7.1%.

Aircraft Rentals

Aircraft rental costs of $29.7 million in 2007 decreased $1.5 million, or 4.9%. As of March 31, 2007, the Company satisfied the financial covenants contained in its agreement with Boeing Capital Services Corporation (“BCSC”) which provides for a reduction of aircraft rental expense of $10,000 per month for 21 of the Boeing 717 aircraft leased from BCSC prospectively. In addition, the agreement allows for a one-year retroactive rental reduction of $120,000 for each of those aircraft. As of March 31, 2007, the Company recorded a receivable from BCSC totaling $2.5 million with a corresponding reduction in aircraft rental expense. The Company also added two Boeing 717 aircraft to the Midwest Airlines fleet during first quarter 2006 and one Boeing 717 aircraft during second quarter 2006, resulting in an increase in rental expense of approximately $1.2 million.  On a CASM basis, aircraft rentals decreased 0.14¢ to 1.01¢ in 2007, or 12.2%.

Regional Carrier

Regional carrier expense was $4.2 million in 2007. This expense relates to the new 50-seat regional jet program, which began in April 2007.

Other

Other operating expenses of $41.2 million in 2007 increased $9.2 million, or 28.7%. The increase was primarily due to AirTran defense costs of $5.5 million. Other increases included advertising and promotion ($1.0 million), booking fees ($0.5 million) due to higher passenger volume, flight simulator rentals ($0.5 million), directors’ fees ($0.5 million), purchased maintenance and repair ($0.3 million) and property rent ($0.2 million).  These increased costs were partially offset by decreases in passenger liability insurance ($0.5 million) and frequent flyer award costs ($0.4 million). On a CASM basis, other operating expenses increased 0.22¢ to 1.40¢ in 2007, or 18.6%.

Other Income/(Expense)

Other income of $3.6 million in 2007 increased $1.7 million from 2006 due to higher interest income ($1.3 million) and lower interest expense ($0.4 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft, the moratorium notes and convertible debt, including the write-off of deferred debt issuance expenses on the convertible debt of $0.5 million in first quarter 2007.

Income Tax

There was no provision for income taxes for the first six months of 2007 and 2006. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded. The Company will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.

Net Income

Net income for the first six months of 2007 was $12.9 million, an increase of $12.8 million from the 2006 net income of $0.1 million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $148.4 million at June 30, 2007, compared with $118.1 million at December 31, 2006. At June 30, 2007, the restricted cash balance was $38.6 million, compared with $39.6 million at December 31, 2006. The change in restricted cash is due to a decrease in the cash holdback percentage from 85% to 50% by the Visa/MasterCard credit card processor, essentially offset by an increase in advance ticket sales.

As of June 30, 2007, the Company had a working capital surplus of $45.2 million compared with a $24.0 million surplus at December 31, 2006. The increase in working capital as of June 30, 2007 is primarily related to an increase in cash and fair value of fixed fuel contracts, partially offset by an increase in air traffic liability.

Operating Activities

Net cash provided by operations for the six-month period ended June 30, 2007 totaled $33.3 million. Cash provided by operations reflects the $12.9 million net income earned during the six months ended June 30, 2007, a $34.4 million increase in air traffic liability due to increased sales for future flights, offset by an $18.2 million increase in fair value of fixed fuel contracts and a $10.0 million decrease in unearned revenue primarily from the Company’s frequent flyer program. Other assets increased $8.0 million, primarily due to an increase in fuel margin deposits of $6.9 million and regional start-up costs of $1.1 million.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2007 totaled $5.8 million, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2007 was $2.8 million, primarily related to proceeds from warrants and options exercised.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company issued promissory notes (the “Basic Moratorium Notes”) to its lessors and lenders as part of the restructuring lease and debt agreements. The Basic Moratorium Notes were paid in full in June 2007.

In January and February 2007, all of the Company’s remaining convertible senior secured notes were converted to Common Stock. This conversion reduced long-term debt by $21.6 million, increased outstanding shares by 4.3 million and increased shareholders’ equity by $21.6 million.

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

Key cash flow items for 2007 and beyond include:

●

Anticipated total capital spending of approximately $14.8 million for 2007 and similar spending annually in 2008, with a 30% reduction in 2009. The anticipated spending includes amounts in 2008 and 2009 that are dependent on fleet replacement decisions currently being contemplated and excludes aircraft acquisitions, which are expected to be leased. The Company expects most of the spending to be for spare parts for the Boeing 717 program, continued maintenance support of the Midwest Airlines MD-80 fleet, and parts provisioning for the contemplated fleet replacement referenced above.

●

Lease payments of $71.8 million in 2007 for aircraft and other operating lease obligations. These payments reflect reductions of $0.2 million per month in the Boeing lease payments due to the Company’s improved financial position.

●	Estimated net interest income of $8.0 million in 2007.
●	Non-cash expenses arising primarily from depreciation contributing approximately $15.7 million to annual cash flow in 2007.
●	Estimated defined benefit pension plan contributions of approximately $2.0 million in 2007.
●

Estimated payments to Goldman Sachs of $3.0 million for financial advisory services related to AirTran’s unsolicited exchange offer (as described further in the Pending Developments section that follows).

Forward-Looking Statements

This Form 10-Q filing, particularly (but not limited to) the “Pending Developments” section below and the “Overview” and “2007 and Beyond” sections above, contains forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the following:

●	the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;
●	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
●	uncertainties related to acquisition of aircraft;
●	potential delays related to aircraft being acquired;
●	adverse scheduling developments;
●	decline in labor relations or unfavorable arbitration rulings;
●	costly government regulations, including increased costs for compliance with new or enhanced government regulations;
●	increases in insurance costs or shortages of available insurance;
●	more frequent aircraft maintenance and refurbishment schedules;

●	interest rate fluctuations;
●	increased costs for security-related measures;
●	potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions;
●	potential acquisition of the Company, routes or equipment; and
●	potential delays or adverse developments with the regional jet program.

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

Recent or Pending Developments

On January 11, 2007, AirTran commenced an exchange offer through its wholly owned subsidiary, Galena Acquisition Corp., to exchange all of the issued and outstanding common stock and associated rights of the Company for consideration consisting of $6.625 in cash and 0.5884 of a share of AirTran common stock. On January 24, 2007, the Board of Directors of the Company unanimously recommended that the Company’s shareholders reject AirTran’s unsolicited offer and not tender their shares to AirTran. The offer was scheduled to expire February 8, 2007, but on February 1, 2007 was extended until March 8, 2007. On March 7, 2007, AirTran extended the tender offer to April 11, 2007. On April 2, 2007, AirTran extended the tender offer to May 16, 2007 and increased the consideration to $9.00 in cash and 0.5842 of a share of AirTran common stock. On April 13, 2007, the Board of Directors of the Company unanimously recommended that the Company’s shareholders reject AirTran’s revised offer and not tender their shares to AirTran. On May 17, 2007, AirTran extended the tender offer to June 8, 2007 and on June 11, 2007 it extended the tender offer to August 10, 2007. The Company has filed a Solicitation/Recommendation Statement on Schedule 14D-9 and amendments thereto regarding AirTran’s exchange offer that contain information regarding members of the Board of Directors’ and members of management’s potential interests in the exchange offer.

On February 1, 2007, AirTran proposed a slate of nominees for the Board of Directors of the Company. AirTran nominated John M. Albertine, Jeffrey H. Erickson and Charles F. Kalmbach as directors. All were elected to Midwest’s board at the Company’s Annual Meeting of Shareholders, which was held on June 14, 2007.

In July 2007, warrants covering 389,567 shares were converted for a total purchase price of $1,838,754. Warrants outstanding after this conversion total 104,031 shares.

In July 2007, a Beech 1900 aircraft was returned to the lessor, reducing the Beech fleet to six aircraft. An additional MD-80 aircraft was received in July 2007 and will enter scheduled service in August 2007.

In May 2007, the Company signed a memorandum of understanding with Northwest Airlines to form a strategic codeshare partnership. This codeshare is an expansion of the reciprocal frequent flyer relationship between the Company and Northwest Airlines that began in May 2006. The codeshare partnership is expected to begin in the third quarter of 2007, pending execution of definitive agreements.

In April 2007 the Company began to operate 50-seat regional jet service under an agreement with SkyWest Airlines, Inc. (“SkyWest”). SkyWest will operate a minimum of 15 and up to 25 Canadair Regional Jets (“CRJs”) for the Company as part of Midwest Connect during the five-year term of the agreement. This agreement will allow the Company to cost-effectively add new destinations, increase frequency on existing routes and upgrade regional routes to all-jet service. SkyWest will provide aircraft, flight crews and maintenance services for the 50-seat aircraft. The Company will oversee route planning, scheduling, marketing and sales for the new flights.

In connection with an industrywide initiative, the Company has received a request from the General Services Administration for the refund of expired airline tickets purchased for government use. The Company is currently investigating this claim and its financial ramifications. Management has recorded an accrual for the claim, but does not expect the refund to have a material effect.

On August 31, 2005, during taxi operations, a piece of airport-controlled ground equipment came into contact with a Midwest Airlines’ aircraft resulting in damages in excess of $400,000. A formal notice of claim has been filed by the Company with Milwaukee County pursuant to the requirements of Wisconsin Statutes. Outside legal counsel has been retained to prepare the matter for litigation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In 2007, the Company increased its fuel hedge position. Approximately 90% of the jet fuel expected to be used by the Company in 2007 has been hedged. Currently, the Company has also hedged approximately 20% of the jet fuel expected to be used in the first half of 2008. The Company took these positions because of favorable pricing opportunities and as a means of reducing risk to the Company. Aircraft fuel is the largest expense category for the Company.

As of June 30, 2007, all the Company’s fuel hedging and derivative agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit its exposure to a single counterparty.

As of June 30, 2007, the Basic Moratorium Notes were paid in full.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 12, 2007, the Company and members of the Company’s Board of Directors were named as defendants in a putative class action filed in the United States District Court for the Eastern District of Wisconsin (Market Street Securities v. Midwest Air Group, Inc., et al., Case No. 07-C-0345).  The complaint purports to have been filed by a shareholder of the Company who seeks to maintain the suit as a class action on behalf of all holders of Company Common Stock.  The complaint asserts claims arising out of the Company’s rejection of AirTran’s offer to acquire the Company and alleges that the Board breached its duties of care and good faith owed to the Company’s shareholders by rejecting AirTran’s initial and revised unsolicited exchange offers.  The plaintiff seeks, among other things, preliminary and permanent injunctive relief to prevent the Company from enforcing its shareholder rights plan and damages and other monetary relief.  Pending before the Court are the plaintiff’s motion for a preliminary injunction, which was filed on May 17, 2007, and the motion of the Company and the directors to dismiss the complaint, which was filed on May 22, 2007.  The Company does not believe that the action is meritorious and intends to continue to contest it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on June 14, 2007, the following individuals were elected to the Board of Directors:

	Authority Granted	Authority Withheld

John M. Albertine	9,935,010	319,016
Jeffrey H. Erickson	9,935,010	319,016
Charles F. Kalmbach	9,832,319	421,707

In addition, authority was granted and withheld with respect to each of the following nominees to the Board of Directors as indicated below:

	Authority Granted	Authority Withheld

James R. Boris	4,912,486	153,421
John F. Bergstrom	4,911,499	154,408
Frederick P. Stratton, Jr.	4,911,471	154,436

The terms of office for the following directors continued after the Company’s Annual Meeting:
Timothy E. Hoeksema, Ulice Payne, Jr., Samuel K. Skinner, Elizabeth T. Solberg, Richard H. Sonnentag and David H. Treitel.

Item 6. Exhibits

(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302.
(32.1)	Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Midwest Air Group, Inc.

Date: July 25, 2007	By /s/ Timothy E. Hoeksema
Timothy E. Hoeksema
Chairman of the Board, President and
Chief Executive Officer

Date: July 25, 2007	By /s/ Curtis E. Sawyer
Curtis E. Sawyer
Senior Vice President and
Chief Financial Officer