Form 10-Q
period 2007-09-30
MIDWEST AIR GROUP INC
filed 2007-10-25
CIK 948845

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

As of October 15, 2007 there were 25,176,900 shares of common stock outstanding.

MIDWEST AIR GROUP, INC.

FORM 10-Q

For the period ended September 30, 2007

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues:
Passenger service	$183,317	$151,465	$501,915	$441,209
Cargo	1,947	2,363	7,399	6,322
Other	17,377	14,731	53,624	48,648
Total operating revenues	202,641	168,559	562,938	496,179

Operating expenses:
Salaries, wages and benefits	43,863	38,747	131,807	119,518
Aircraft fuel and oil	70,053	61,468	194,944	174,891
Adjustment to fair value of fixed fuel contracts	3,292	-	(15,092)	-
Commissions	6,077	4,627	15,930	13,459
Dining services	2,607	2,149	7,548	6,431
Station rental, landing and other fees	14,063	11,965	42,926	38,523
Aircraft maintenance, materials and repairs	16,828	13,787	47,130	38,511
Depreciation and amortization	3,879	3,666	11,434	11,234
Aircraft rentals	16,187	16,571	45,861	47,773
Regional carrier	12,325	-	16,478	-
Other	19,557	15,152	60,806	47,154
Total operating expenses	208,731	168,132	559,772	497,494
Operating income/(loss)	(6,090)	427	3,166	(1,315)

Other Income/(expense):
Interest income	2,519	2,076	7,354	5,612
Interest expense	(285)	(819)	(1,510)	(2,493)
Total other income/(expense)	2,234	1,257	5,844	3,119

Income/(loss) before income tax	(3,856)	1,684	9,010	1,804
Income tax	-	-	-	-

Net income/(loss)	$(3,856)	$1,684	$9,010	$1,804

Income/(loss) per common share – basic:	$(0.15)	$0.09	$0.37	$0.10
Income/(loss) per common share – diluted:	$(0.15)	$0.09	$0.35	$0.09

See notes to unaudited condensed consolidated financial statements

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$135,875	$118,129
Accounts receivable, net	7,720	4,866
Fair value of fixed fuel contracts	15,092	-
Inventories	7,948	7,944
Prepaid expenses	15,766	12,252
Restricted cash	35,830	39,576
Deferred income taxes	4,634	4,634
Total current assets	222,865	187,401
Property and equipment, net	151,720	154,962
Other assets, net	21,030	14,088
Total assets	$395,615	$356,451

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,602	$9,984
Income taxes payable	142	297
Current maturities of long-term debt	782	1,932
Air traffic liability	101,443	76,080
Unearned revenue	16,183	29,835
Accrued liabilities:
Vacation pay	6,102	5,050
Other	44,176	40,189
Total current liabilities	178,430	163,367

Long-term debt	19,860	42,090
Deferred income taxes	5,352	5,352
Accrued pension and other postretirement benefits	33,441	30,404
Deferred frequent flyer partner revenue	8,298	8,178
Deferred revenue, credits and gains	63,200	65,124
Other noncurrent liabilities	23,229	20,114
Total liabilities	331,810	334,629

Shareholders' equity:
Preferred stock, without par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized,
26,332,924 shares issued in 2007 and 20,490,197 shares issued in 2006	263	205
Additional paid-in capital	84,742	56,002
Treasury stock, at cost; 708,667 shares in 2007 and 2006	(15,584)	(15,584)
Retained earnings (deficit)	2,051	(7,841)
Accumulated other comprehensive loss	(7,667)	(10,960)
Total shareholders' equity	63,805	21,822
Total liabilities and shareholders' equity	$395,615	$356,451

See notes to unaudited condensed consolidated financial statements

MIDWEST AIR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$9,010	$1,804
Items not involving the use of cash:
Depreciation and amortization	11,434	11,234
Share based compensation	945	538
Fair value of fixed fuel contracts	(15,092)	-
Other, net	(2,081)	951

Changes in operating assets and liabilities:
Accounts receivable	(2,854)	765
Inventories	(4)	766
Prepaid expenses	1,572	(7,252)
Other assets	(8,418)	(2,759)
Accounts payable	(382)	(3,781)
Deferred frequent flyer partner revenue	772	1,561
Accrued liabilities	3,626	(5,721)
Unearned revenue	(14,304)	(17,685)
Accrued pension	1,284	2,029
Restricted cash	3,746	(17,866)
Air traffic liability	25,363	25,883
Other non-current liabilities	5,871	794
Net cash provided by (used in) operating activities	20,488	(8,739)

Investing activities:
Capital expenditures	(8,133)	(6,509)
Aircraft purchase deposits and pre-delivery progress payments	-	(100)
Return of purchase deposits and pre-delivery progress payments	-	11,957
Proceeds from sale of property and equipment	6	1,210
Other, net	-	1,358
Net cash provided by (used in) investing activities	(8,127)	7,916

Financing activities:
Proceeds from warrants and options exercise	5,544	724
Payment of debt associated with progress payments	-	(9,100)
Payment on note payable	(1,150)	(203)
Other, net	991	1,658
Net cash provided by (used in) financing activities	5,385	(6,921)

Net increase (decrease) in cash and cash equivalents	17,746	(7,744)
Cash and cash equivalents, beginning of period	118,129	99,000
Cash and cash equivalents, end of period	$135,875	$91,256

Supplemental non-cash activities:
Non-cash incentives	$-	$4,687
Conversion of debt to common stock	21,639	1,424

Supplemental cash flow information:
Cash paid for:
Income taxes	$188	$-
Interest	944	1,937

Supplemental schedule of investing activities:
Accrued capital expenditures	$3	$309

See notes to unaudited condensed consolidated financial statements

Midwest Air Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments, except as noted herein) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and notes required for complete, audited financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report on Form 10-K for the year ended December 31, 2006 of Midwest Air Group, Inc. (the “Company”). The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2. Segment Reporting

The Company has two reportable segments that represent strategic units that are managed independently, because they provide different services with different cost structures. Midwest Airlines, Inc. (“Midwest Airlines”) is the mainline segment and Skyway Airlines, Inc., along with regional jet capacity provided by SkyWest Airlines, Inc., doing business as Midwest Connect (“Midwest Connect”), constitute the regional segment of the Company. Additional detail on segment reporting is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Financial information for the three- and nine-month periods ended September 30, 2007 and 2006, for the two segments, Midwest Airlines and Midwest Connect, follows (in thousands).

Segment Information
Three Months Ended September 30, 2007

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$157,486	$49,036	($3,880)	$202,641
Income/(loss) before income tax	(988)	(2,868)	-	(3,856)
Income tax	-	-	-	-
Net income/(loss)	(988)	(2,868)	-	(3,856)

Three Months Ended September 30, 2006

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$144,298	$28,289	($4,028)	$168,559
Income before income tax	1,664	20	-	1,684
Income tax	-	-	-	-
Net income	1,664	20	-	1,684

Nine Months Ended September 30, 2007

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$464,702	$110,114	($11,878)	$562,938
Income/(loss) before income tax	18,578	(9,567)	-	9,010
Income tax	-	-	-	-
Net income/(loss)	18,578	(9,567)	-	9,010

Nine Months Ended September 30, 2006

	Midwest	Midwest
	Airlines	Connect	Elimination	Consolidated
Operating revenues	$425,736	$82,531	($12,088)	$496,179
Income/(loss) before income tax	5,398	(3,594)	-	1,804
Income tax	-	-	-	-
Net income/(loss)	5,398	(3,594)	-	1,804

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

The fuel collar options are accounted for as cash flow hedges, as defined by FAS No. 133. Therefore, all changes in the fair value of the derivative instruments that are considered effective are recorded in other comprehensive income until the underlying hedged fuel is consumed, when the fair value of such derivative instruments is reclassified to the statement of operations as an adjustment to fuel expense. As of September 30, 2007, the Company recorded $1.1 million in accounts receivable for unrealized gains related to collar options, with an offset to accumulated other comprehensive loss. This amount will be reclassified to the income statement over the life of the collars.

Starting in 2007, the Company added to its hedge position by entering into fixed fuel contracts. While the Company considers these good economic hedges, these contracts meet the definition of a derivative and are accounted for as free-standing derivatives. As a result, the fixed fuel contracts are adjusted to fair value, through earnings in “adjustment to fair value of fixed fuel contracts,” each balance sheet date. In addition, any cash settlements for unused fuel commitments are also adjusted to fair value through earnings. This may result, and has resulted, in increased volatility in the Company’s results. The Company recorded $15.1 million of fair value gain in the statement of operations for the nine months ended September 30, 2007 for the fixed fuel contracts, comprised of a $19.9 million gain for the three-month period ended March 31, 2007, a $1.5 million loss for the three-month period ended June 30, 2007 and a $3.3 million loss for the three-month period ended September 30, 2007. Approximately 90% of the jet fuel expected to be used by the Company in 2007 has been hedged. Currently, the Company has also hedged approximately 26% of the jet fuel expected to be used in the first half of 2008.

4. Net Income (Loss) Per Share

The following table is a reconciliation of the weighted average shares outstanding and net income (loss) per share for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income (Loss) Per Share – Basic:
Net income (loss) (numerator)	$(3,856)	$1,684	$9,010	$1,804

Weighted average shares outstanding
(denominator)	25,006	18,030	24,297	17,858

Net Income (Loss) per share – basic	$(0.15)	$0.09	$0.37	$0.10

Net Income (Loss) Per Share – Diluted:
Net income (loss) (numerator)	$(3,856)	$1,684	$9,010	$1,804

Plus income effect of interest on
convertible debt (1)	$-	$391	$102	$-
Net Income (loss) – assuming conversion	$(3,856)	$2,075	$9,112	$1,804

Weighted average shares outstanding	25,006	18,030	24,297	17,858

Effect of dilutive securities:
Stock options (2)	-	1,069	1,169	972
Warrants (3)	-	371	293	246
Convertible debt (1)	-	4,599	313	-
Shares issuable under the stock plans
for outside directors (4)	-	74	85	74
Weighted average shares outstanding
assuming dilution (denominator)	25,006	24,143	26,157	19,150

Net Income (Loss) per share – diluted	$(0.15)	$0.09	$0.35	$0.09

(1)

Convertible senior secured notes issued by the Company were excluded from the calculation for the nine-month period ended September 30, 2006 as their effect was anti-dilutive. These represented 4,599 shares of the Company’s Common Stock at September 30, 2006 at a conversion price of $5.00. Interest on convertible debt totaled $102 and $1,185 for the nine-month periods ended September 30, 2007 and 2006, respectively. In January and February 2007, all of the Company’s remaining convertible senior secured notes were converted to Common Stock.

(2)

The dilutive effect of the potential exercise of outstanding options to purchase the Company’s Common Stock is calculated using the treasury stock method. Anti-dilutive securities are excluded from the computation of diluted earnings per share. These include options to purchase 950 and 1,216 shares of the Company’s Common Stock for the three-month periods ended September 30, 2007 and 2006, respectively, which were excluded from the computation of diluted earnings per share. Options to purchase 958 and 1,224 shares of the Company’s Common Stock for the nine-month periods ended September 30, 2007 and 2006, respectively, were excluded as the effect on earnings per share was anti-dilutive.

(3)

Warrants issued by the Company were excluded from the calculation for the three-month period ended September 30, 2007 as their effect was anti-dilutive. These represented 110 shares of the Company’s Common Stock at an exercise price of $4.72.

(4)

Shares issuable under the 1995 Stock Plan for Outside Directors and 2005 Non-Employee Director Stock Plan of 87 were excluded from the calculation for the three-month period ended September 30, 2007 as their effect was anti-dilutive.

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

Expected volatilities are based on historical volatility of the Company’s Common Stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the option is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the expected life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $7.91 and $3.51 for the nine months ended September 30, 2007 and 2006, respectively. The following assumptions were used to value stock option grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	51.5%	62.7%	65.1%	62.2%
Risk-free interest rate	4.6%	4.8%	4.7%	4.8%
Forfeiture rate	2.5%	1.4%	2.3%	1.3%
Expected life (in years)	4.1	7.2	4.6	7.3

Compensation cost for options granted was recognized over the vesting period of the options. The following amounts were recognized for stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries, wages and benefits:
Stock option expense	$ 288	$ 198	$ 891	$ 538
Restricted stock expense	246	51	609	172
Total	$ 534	$ 249	$1,500	$ 710

As of September 30, 2007, there was $2.0 million of total unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted average period of 1.5 years.

Under the Company’s 1995 Stock Option Plan, the Compensation Committee of the Board of Directors granted options, at its discretion, to certain employees to purchase shares of Common Stock. An aggregate of 2,548,900 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants due to the expiration of the Plan. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 30% after the first year, 30% after the second year and the remaining 40% after the third year, unless otherwise determined, and have a maximum term of 10 years.

Under the Company’s 2003 All-Employee Stock Option Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain non-represented employees and each union may grant options, at its discretion, to certain represented employees to purchase shares of Common Stock. An aggregate of 1,551,741 shares of Common Stock is reserved for issuance under the Plan, of which no shares were available for future grants as of September 30, 2007. Granted options for non-represented employees become exercisable at the rate of 33⅓% immediately upon the date of grant, 33⅓% after the first year and the remaining 33⅓% after the second year. Options for represented employees become exercisable in varying increments as determined by each union, such that no more than 33⅓% of the options allocated to a represented group become exercisable immediately upon the date of grant. On each anniversary of the Plan’s effective date, any options that are forfeited by a represented employee without being exercised will be re-granted at the original grant price to other represented employees. All options granted under this Plan will expire no later than August 21, 2015.

Under the Company’s 2005 Equity Incentive Plan, the Compensation Committee of the Board of Directors may grant options, at its discretion, to certain employees to purchase shares of Common Stock. In addition, the Committee may award restricted stock to certain employees. An aggregate of 1,000,000 shares of Common Stock is reserved for issuance under the Plan, of which 30,691 shares are available for future grants at September 30, 2007. Under the Plan, options granted have an exercise price equal to 100% of the fair market value of the underlying stock at the date of grant. Granted options become exercisable at the rate of 33⅓% upon the first anniversary of the date of grant, an additional 33⅓% upon the second anniversary of the date of grant and the remaining 33⅓% upon the third anniversary of the date of grant, unless otherwise determined, and have a maximum term of 10 years.

The total intrinsic value of options exercised was $7.2 million and $0.7 million in the nine-month period ended September 30, 2007 and 2006, respectively. Cash received from option exercises was $2.3 million and $0.7 million during the nine-month period ended September 30, 2007 and 2006, respectively.

The following table summarizes information concerning outstanding options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Outstanding at December 31, 2006	2,940,767	$ 11.94	5.7	$ 14,155
Granted	267,098	13.84
Exercised	(679,845)	3.39
Forfeited or expired	(201,693)	16.38
Outstanding at September 30, 2007	2,326,327	$ 13.09	5.4	$ 14,679

The following table summarizes information concerning exercisable options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)

Exercisable at December 31, 2006	2,428,759	$ 11.87	5.6	$ 10,559
Vested	253,076	16.68
Exercised	(679,845)	3.40
Forfeited or expired	(200,769)	16.38
Exercisable at September 30, 2007	1,801,221	$ 14.21	4.5	$ 10,900

The following table summarizes information concerning restricted stock:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2006	264,268	$ 3.11
Granted	152,885	14.00
Restricted at September 30, 2007	417,153	$ 7.11

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

FIN No. 48 allows transition accounting for the cumulative effect of adopting the provision as an adjustment to beginning retained earnings. The Company recorded a $0.9 million decrease to reserves for uncertain tax positions and a corresponding increase to retained earnings as of January 1, 2007. This adjustment reflects the net difference between related balance sheet accounts before applying FIN No. 48 and as measured pursuant to FIN No. 48’s provisions. As of the date of the Company’s adoption of FIN No. 48 and at September 30, 2007, the Company’s unrecognized tax benefits were $0.2 million. Tax years subsequent to 2002 remain open to examination by the major tax jurisdictions to which the Company is subject.

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

There was no provision for income taxes for the three- or nine-month periods ended September 30, 2007 due to accumulated tax losses. The adjustment to fair value of fixed fuel contracts is treated as a tax hedge and does not affect taxable income. As of September 30, 2007, the Company recorded tax-effected federal net operating losses of approximately $27.0 million, which will begin to expire in 2023 and approximately $10.6 million of tax-effected state net operating losses, which began to expire in 2005. As of September 30, 2007, the Company has recorded a valuation allowance on these federal and state net operating losses of $27.0 million and $10.6 million, respectively. Due to accumulated losses and the inability to offset net operating losses against deferred tax liabilities, the Company ceased recording federal income tax benefit on losses effective as of the second quarter 2004 and state income tax benefit as of the second quarter of 2005.

7. Comprehensive Income/(Loss)

As of September 30, 2007, the total balance of accumulated other comprehensive loss includes $0.6 million for unrealized gains on fuel collars and an $8.3 million loss for pension and other postretirement benefit plan liabilities. Total comprehensive income was $12.3 million and a loss of $1.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

8. Financing Agreements

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company. The Company has one such agreement with an organization that processes MasterCard/Visa transactions. The agreement was amended in January 2002 to allow the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). Effective May 15, 2007, the Company and the processor entered into an amended agreement. This agreement includes provisions that allow the processor to change the holdback percentage based on the Company’s performance against certain financial criteria. As of September 30, 2007, the restricted cash amount represented 50% of the processor’s risk, or approximately $35.8 million. This holdback percentage was reduced in the second quarter of this year from 85% in the first quarter.

The Company also has agreements with American Express, Diners Club and Discover. As of September 30, 2007, those credit card processors had no holdback under these agreements; however they may require holdbacks in the future. The amount of additional holdback if all processors required 100% as of September 30, 2007 was approximately $55.9 million.

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

The pension and postretirement medical costs for the three- and nine-month periods ended September 30, 2007 and 2006, respectively, include the following (in thousands):

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$407	$342	$1,221	$1,154	$218	$197	$ 636	$591
Interest cost	414	326	1,242	1,062	215	167	617	501
Expected return on assets	(163)	(135)	(489)	(380)	-	-	-	-
Amortization of:
Prior service cost	80	36	240	240	(90)	(124)	(305)	(372)
Actuarial loss	97	92	291	308	22	36	70	108
Total net periodic benefit cost	$835	$661	$2,505	$2,384	$365	$276	$1,018	$828

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

The Company contributed $2.0 million to its qualified pension plan in September 2007.

10. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty of income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006; the Company adopted FIN No. 48 as of the beginning of the 2007 fiscal year. The effect on the Company’s financial results as of the date of adoption was an increase in retained earnings and a reduction in reserves for uncertain tax positions of $0.9 million, as of January 1, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

(Dollars in millions)	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Net Change	2007	2006	Net Change
Total Operating Revenue	$ 202.6	$ 168.6	$ 34.0	$ 562.9	$ 496.2	$ 66.7
Total Operating Expenses	$ 208.7	$ 168.1	$ 40.6	$ 559.8	$ 497.5	$ 62.3
Operating Income/(Loss)	$ (6.1)	$ 0.4	$ (6.5)	$ 3.2	$ (1.3)	$ 4.5
Net Income/(Loss)	$ (3.9)	$ 1.7	$ (5.6)	$ 9.0	$ 1.8	$ 7.2

On August 16, 2007, the Company entered into a merger agreement providing for the acquisition of Midwest Air Group by Midwest Air Partners, LLC, a limited liability company formed by an affiliate of TPG Capital, L.P. and Northwest Airlines, Inc. On September 26, 2007, the Company issued a proxy statement relating to a special meeting of its shareholders to be held on October 30, 2007 to consider approval of the merger agreement. The Company’s Board of Directors recommended that shareholders vote for the approval of the merger agreement. The proposed merger is subject to a request for additional information by the Department of Justice (“DOJ”) under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”), as well as pending approval by the Department of Transportation. Further details regarding the transactions contemplated by the merger agreement are included in the “Recent or Pending Developments” section, which follows.

In the third quarter of 2007, Midwest Air Group continued to pursue its goals of increasing revenue, reducing overall and unit costs, and increasing capacity. As a result of these efforts, the Company posted record revenue passenger miles (“RPMs”). Yield (passenger revenue per RPM) declined as a result of increased passenger trip length and pricing weakness, principally reflecting the ramp-up of new or expanded markets.

During third quarter 2007, total Company revenue increased $34.0 million, or 20.2%, with a 25.1% increase in passenger traffic (measured in RPMs) on 23.6% more available seat miles (“ASMs”). RPM growth exceeded the growth of ASMs, resulting in a load factor increase of 0.9 percentage points to 79.0% in 2007 from 78.1% in 2006. Market conditions negatively impacted revenue per available seat mile (“RASM”), which decreased 2.7% in the third quarter of 2007 to 12.18¢ from 12.52¢ in the third quarter of 2006.

Yield decreased 3.2% during the quarter to 14.01¢ from 14.47¢ in the third quarter of 2006 as a result of price weakness and a 2.1% increase in passenger trip length. The Company continues to focus on revenue management actions to improve yield through better price management.

Total operating expenses increased $40.6 million, or 24.1%, in third quarter 2007 compared with third quarter 2006. Regional carrier expenses relating to the Company’s new 50-seat regional jet program, which began in April 2007, were $12.3 million. Fuel expense increased $8.6 million, or 14.0%, due to increased fuel consumption from 26.8 million gallons in third quarter 2006 to 33.2 million gallons in third quarter 2007. Fuel consumption increased primarily as a result of a 21.9%

increase in block hours. Salaries, wages and benefits increased $5.1 million, as a result of additional flight crew and inflight pay associated with the increase in block hours. Other expenses increased $4.4 million, primarily due to defense costs related to the unsolicited exchange offer by AirTran Holdings, Inc. (“AirTran”) and costs associated with the merger agreement with Midwest Air Partners, LLC, which are described further in the “Recent or Pending Developments” section which follows. Aircraft maintenance, materials and repairs increased $3.0 million resulting from increases in purchased engine maintenance. Station rental, landing and other fees increased $2.1 million due to an increase in the number of flights and higher utilization of the fleet during the period. The Company also recorded a $3.3 million loss for the fair value of fixed fuel contracts, as described in Note 3 to the unaudited condensed consolidated financial statements.

Operating Statistics

The following table provides selected operating statistics for Midwest Airlines and Midwest Connect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Midwest Air Group
Scheduled Service Revenue Passenger Miles (000s)	1,308,639	1,046,446	3,606,417	3,081,873
Scheduled Service Available Seat Miles (000s)	1,657,336	1,340,253	4,578,318	4,002,063
Total Available Seat Miles (000s)	1,663,568	1,346,321	4,607,958	4,049,812
Load Factor (%)	79.0%	78.1%	78.8%	77.0%
Revenue Yield	$0.1401	$0.1447	$0.1392	$0.1432
Passenger Revenue per Schd. Svc. ASM	$0.1106	$0.1130	$0.1096	$0.1102
Total Revenue per Total ASM	$0.1218	$0.1252	$0.1222	$0.1225
Total Cost per Total ASM	$0.1255	$0.1249	$0.1215	$0.1228
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0834	$0.0792	$0.0792	$0.0797
Total Cost per Total ASM (ex-fuel cost, ex-FMV) (1)	$0.0814	$0.0792	$0.0824	$0.0797
Number of Flights	32,229	27,820	88,502	82,994
Into-plane Fuel Cost per Gallon	$2.11	$2.30	$2.12	$2.19
Full-time Equivalent Employees at End of Period	3,111	2,974	3,111	2,974
Aircraft in Service at End of Period	70	55	70	55

Midwest Airlines Operations
Origin & Destination Passengers	998,177	930,713	2,938,894	2,727,783
Scheduled Service Revenue Passenger Miles (000s)	1,135,432	976,608	3,265,247	2,884,271
Scheduled Service Available Seat Miles (000s)	1,410,179	1,243,210	4,091,797	3,713,988
Total Available Seat Miles (000s)	1,416,410	1,249,277	4,121,437	3,761,370
Load Factor (%)	80.5%	78.6%	79.8%	77.7%
Revenue Yield	$0.1212	$0.1292	$0.1230	$0.1275
Passenger Revenue per Schd. Svc. ASM	$0.0976	$0.1015	$0.0981	$0.0990
Total Revenue per Total ASM	$0.1112	$0.1155	$0.1128	$0.1132
Total Cost per Total ASM	$0.1139	$0.1156	$0.1101	$0.1130
Total Cost per Total ASM (ex-fuel cost) (1)	$0.0743	$0.0724	$0.0701	$0.0721
Total Cost per Total ASM (ex-fuel cost, ex-FMV) (1)	$0.0720	$0.0724	$0.0737	$0.0721
Average Passenger Trip Length (miles)	1,138	1,049	1,111	1,057
Number of Flights	13,830	13,710	41,951	40,336
Into-plane Fuel Cost per Gallon	$2.11	$2.29	$2.11	$2.18
Full-time Equivalent Employees at End of Period	2,123	2,045	2,123	2,045
Aircraft in Service at End of Period	38	36	38	36

Midwest Connect Operations
Origin & Destination Passengers	408,885	218,476	899,640	625,333
Scheduled Service Revenue Passenger Miles (000s)	173,207	69,838	341,170	197,602
Scheduled Service Available Seat Miles (000s)	247,158	97,044	486,521	288,075
Total Available Seat Miles (000s)	247,158	97,044	486,521	288,442
Load Factor (%)	70.1%	72.0%	70.1%	68.6%
Revenue Yield	$0.2638	$0.3624	$0.2942	$0.3719
Passenger Revenue per Schd. Svc. ASM	$0.1848	$0.2608	$0.2063	$0.2551
Total Revenue per Total ASM	$0.1984	$0.2915	$0.2263	$0.2861
Total Cost per Total ASM	$0.2074	$0.2862	$0.2423	$0.2937
Total Cost per Total ASM (ex-fuel cost) (1)	$0.1510	$0.2088	$0.1808	$0.2205
Average Passenger Trip Length (miles)	424	320	379	316
Number of Flights	18,399	14,110	46,551	42,658
Into-plane Fuel Cost per Gallon	$2.12	$2.34	$2.14	$2.23
Full-time Equivalent Employees at End of Period	988	929	988	929
Aircraft in Service at End of Period	32	19	32	19

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

Numbers in this table may not be recalculated due to rounding

The following table provides operating revenues and expenses for the Company expressed as cents per total ASM, including charter operations, and as a percentage of total operating revenues:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
	Per Total		% of	Per Total		% of	Per Total		% of	Per Total		% of
	ASM		Revenue	ASM		Revenue	ASM		Revenue	ASM		Revenue
Operating Revenues:
Passenger service	11.02	¢	90.5%	11.25	¢	89.9%	10.89	¢	89.2%	10.89	¢	88.9%
Cargo	0.12		1.0%	0.18		1.4%	0.16		1.3%	0.16		1.3%
Other	1.04		8.6%	1.09		8.7%	1.16		9.5%	1.20		9.8%
Total Operating Revenues	12.18		100.0%	12.52		100.0%	12.22		100.0%	12.25		100.0%

Operating Expenses:
Salaries, wages and benefits	2.64		21.6%	2.88		23.0%	2.86		23.4%	2.95		24.1%
Aircraft fuel and oil	4.21		34.6%	4.57		36.5%	4.23		34.6%	4.32		35.2%
Adjustment to fair value of fixed fuel contracts	0.20		1.6%	0.00		0.0%	-0.33		-2.7%	0.00		0.0%
Commissions	0.37		3.0%	0.34		2.7%	0.35		2.8%	0.33		2.7%
Dining services	0.16		1.3%	0.16		1.3%	0.16		1.3%	0.16		1.3%
Station rental, landing, other fees	0.85		6.9%	0.89		7.1%	0.93		7.6%	0.95		7.8%
Aircraft maintenance, materials and repairs	1.01		8.3%	1.02		8.2%	1.02		8.4%	0.95		7.8%
Depreciation and amortization	0.23		1.9%	0.27		2.2%	0.25		2.0%	0.28		2.3%
Aircraft rentals	0.97		8.0%	1.23		9.8%	1.00		8.1%	1.18		9.6%
Regional carrier	0.74		6.1%	0.00		0.0%	0.36		2.9%	0.00		0.0%
Other	1.18		9.7%	1.13		9.0%	1.32		10.8%	1.16		9.5%
Total Operating Expenses	12.55	¢	103.0%	12.49	¢	99.7%	12.15	¢	99.4%	12.28	¢	100.3%

Total ASMs (millions)	1,663.6			1,346.3			4,608.0			4,049.8

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

The following table reconciles operating expenses excluding fuel and operating expenses per ASM excluding fuel as well as FMV

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	%	2007	2006	%
Midwest Air Group
Total GAAP operating expenses ($000)	$ 208,731	$ 168,132	24.1%	$ 559,772	$ 497,494	12.5%
ASMs (000)	1,663,568	1,346,321	23.6%	4,607,958	4,049,812	13.8%
CASM	$ 0.1255	$ 0.1249	0.5%	$ 0.1215	$ 0.1228	(1.1%)

Total GAAP operating expenses ($000)	$ 208,731	$ 168,132	24.1%	$ 559,772	$ 497,494	12.5%
Less: aircraft fuel ($000)	(70,053)	(61,468)	14.0%	(194,944)	(174,891)	11.5%
Operating expenses excluding fuel ($000)	$ 138,678	$ 106,664	30.0%	$ 364,828	$ 322,603	13.1%
Less: FMV ($000)	(3,292)	-	NA	15,092	-	NA
Operating expenses excluding fuel and FMV ($000)	$ 135,386	$ 106,664	26.9%	$ 379,920	$ 322,603	17.8%
ASMs (000)	1,663,568	1,346,321	23.6%	4,607,958	4,049,812	13.8%
CASM excluding fuel	$ 0.0834	$ 0.0792	5.2%	$ 0.0792	$ 0.0797	(0.6%)
CASM excluding fuel and FMV	$ 0.0814	$ 0.0792	2.7%	$ 0.0824	$ 0.0797	3.5%

Midwest Airlines Operations
Total GAAP operating expenses ($000)	$ 161,346	$ 144,390	11.7%	$ 453,763	$ 424,862	6.8%
ASMs (000)	1,416,410	1,249,277	13.4%	4,121,437	3,761,370	9.6%
CASM	$ 0.1139	$ 0.1156	(1.4%)	$ 0.1101	$ 0.1130	(2.5%)

Total GAAP operating expenses ($000)	$ 161,346	$ 144,390	11.7%	$ 453,763	$ 424,862	6.8%
Less: aircraft fuel ($000)	(56,109)	(53,963)	4.0%	(165,034)	(153,773)	7.3%
Operating expenses excluding fuel ($000)	$ 105,237	$ 90,427	16.4%	$ 288,729	$ 271,089	6.5%
Less: FMV ($000)	(3,292)	-	NA	15,092	-	NA
Operating expenses excluding fuel and FMV ($000)	$ 101,945	$ 90,427	12.7%	$ 303,821	$ 271,089	12.1%
ASMs (000)	1,416,410	1,249,277	13.4%	4,121,437	3,761,370	9.6%
CASM excluding fuel	$ 0.0743	$ 0.0724	2.6%	$ 0.0701	$ 0.0721	(2.8%)
CASM excluding fuel and FMV	$ 0.0720	$ 0.0724	(0.6%)	$ 0.0737	$ 0.0721	2.3%

Midwest Connect Operations
Total GAAP operating expenses ($000)	$ 51,266	$ 27,770	84.6%	$ 117,887	$ 84,720	39.2%
ASMs (000)	247,158	97,044	154.7%	486,521	288,442	68.7%
CASM	$ 0.2074	$ 0.2862	(27.5%)	$ 0.2423	$ 0.2937	(17.5%)

Total GAAP operating expenses ($000)	$ 51,266	$ 27,770	84.6%	$ 117,887	$ 84,720	39.2%
Less: aircraft fuel ($000)	(13,944)	(7,505)	85.8%	(29,910)	(21,117)	41.6%
Operating expenses excluding fuel ($000)	$ 37,322	$ 20,265	84.2%	$ 87,977	$ 63,603	38.3%
ASMs (000)	247,158	97,044	154.7%	486,521	288,442	68.7%
CASM excluding fuel	$ 0.1510	$ 0.2088	(27.7%)	$ 0.1808	$ 0.2205	(18.0%)

Note:  Numbers and totals in this table may not be recalculated due to rounding and intercompany eliminations.

Three Months Ended September 30, 2007

Compared With Three Months Ended September 30, 2006

Operating Revenues

The Company’s third quarter 2007 operating revenues of $202.6 million increased $34.0 million, or 20.2%, from third quarter 2006. Passenger revenues accounted for 90.5% of total revenues and increased $31.9 million, or 21.0%, from third quarter 2006 to $183.3 million. The increase is attributable to a 23.7% increase in capacity, as measured by scheduled service ASMs, and a 0.9 percentage point increase in load factor, partially offset by a 3.2% decrease in yield.

The Company’s 2007 revenue from cargo and other services of $19.3 million increased $2.2 million, or 13.0%. The increase was primarily due to ticket-related fees ($1.2 million); frequent flyer credit card revenue ($0.5 million); charter revenue ($0.4 million); Essential Air Service (“EAS”) subsidies ($0.3 million); and buy-onboard meals and entertainment ($0.3 million), partially offset by a decline in mail and freight revenue ($0.4 million).

Midwest Airlines’ 2007 passenger revenue of $137.6 million increased $11.5 million, or 9.1%. Much of the increase in revenue was volume-related, with scheduled service revenue passenger miles (“passenger traffic”) increasing 16.3% year over year on a 13.4% increase in scheduled service available seat miles resulting in a 1.9 percentage point increase in load factor from 78.6% to 80.5%. Capacity increased 13.4% due to the addition of two MD-80 series aircraft in June and July 2007, a 0.9% increase in the number of segments (one take-off and landing), and increased utilization of the existing fleet. The revenue growth was due to strong customer demand in response to competitive pricing, as well as schedule and service enhancements that included frequency increases and ongoing aircraft upgrades. Yield decreased 6.2% to 12.12¢ from 12.92¢ in third quarter 2006 due to pricing weakness, as well as an 8.4% increase in length of haul. As a result, passenger revenue per scheduled service available seat mile (“PRASM”) decreased 3.8% in third quarter 2007 to 9.76¢ from 10.15¢ in third quarter 2006.

Midwest Connect’s 2007 passenger revenue of $45.7 million increased $20.4 million, or 80.5%. Passenger traffic increased 148.0% in third quarter 2007 compared with the same period in 2006, driven by the new regional jet program that started in April 2007. Yield decreased 27.2% due to a 32.5% increase in average length of haul, driven by the new regional jet program serving longer-range markets, and pricing weakness. Load factor decreased 1.9 percentage points to 70.1% from 72.0% during the period. Midwest Connect’s total operating revenue increased $20.7 million, or 73.3%, to $49.0 million from third quarter 2006.

Operating Expenses

The Company’s 2007 operating expenses of $208.7 million increased $40.6 million, or 24.1%. The increase was primarily due to regional carrier expenses ($12.3 million); higher fuel costs ($8.6 million); salaries, wages and benefits ($5.1 million); adjustment to fair value of fixed fuel contracts ($3.3 million); aircraft maintenance, materials and repairs ($3.0 million); station rental, landing and other fees ($2.1 million); and other expenses ($4.4 million), mainly as a result of the AirTran defense costs and costs associated with the merger agreement with Midwest Air

Partners, LLC of $2.3 million, and higher booking fees of $1.0 million due to increased passenger volume.

In third quarter 2007, cost per available seat mile (“CASM”) increased by 0.06¢ to 12.55¢, or 0.5%. A non-GAAP measure that may be useful to some users of the financial statements is CASM excluding fuel, which increased by 0.42¢, to 8.34¢, or 5.2%. CASM excluding fuel and fair value of fixed fuel contracts increased 0.22¢ to 8.14¢ in 2007, or 2.7%. The increase in the Company’s CASM reflects the higher growth in the Midwest Connect segment, as a result of the additional regional jet capacity. The Midwest Connect segment operates at a higher CASM than the Midwest Airlines segment.

Salaries, Wages and Benefits

Salaries, wages and benefits of $43.9 million in 2007 increased $5.1 million, or 13.2%. This increase was primarily due to $2.2 million in additional flight crew and inflight pay on a 21.9% increase in block hours, and increased station labor costs of $1.4 million on a 21.6% increase in passengers boarded. Other increases in expenses included increases in medical insurance ($0.9 million) and the Company’s pension and 401(k) plans ($0.3 million). On a CASM basis, labor costs decreased 0.24¢ to 2.64¢ in 2007, or 8.3%.

Aircraft Fuel and Oil

Aircraft fuel, oil and associated taxes of $70.1 million in 2007 increased $8.6 million, or 14.0%. Into-plane fuel prices decreased 8.2% in third quarter 2007, averaging $2.11 per gallon versus $2.30 per gallon in 2006, resulting in a $6.2 million favorable price impact (calculated by applying 2006 prices to actual gallons consumed in 2007 and comparing the result with actual 2007 expense). Fuel consumption increased primarily as a result of a 21.9% increase in the number of total block hours, which resulted in a $14.8 million unfavorable impact in the quarter (calculated by applying 2006 prices to the actual change in gallons consumed in 2007 relative to 2006). On a CASM basis, aircraft fuel and oil decreased 0.36¢ to 4.21¢ in 2007, or 7.9%.

Adjustment to Fair Value of Fixed Fuel Contracts

Adjustment to fair value of fixed fuel contracts was a loss of $3.3 million in third quarter 2007. This adjustment reflects the change in the fair value of the fixed fuel contracts during the quarter and cash settlements of any unused fuel commitments. No such adjustment was required in 2006, as the Company entered into these contracts for the first time in 2007.

Commissions

Commissions of $6.1 million in 2007, related to travel agent commissions and credit card transactions, increased $1.5 million, or 31.3%. The increase was primarily due to a 21.0% increase in passenger service revenue. On a CASM basis, commissions increased 0.03¢ to 0.37¢ in 2007, or 8.8%.

Dining Services

Dining service costs of $2.6 million in 2007 increased $0.5 million, or 21.5%. The increase was a result of a 20.6% increase in buy-onboard meal revenue. On a CASM basis, dining services remained unchanged at 0.16¢ in 2007 and 2006.

Station Rental, Landing and Other Fees

Station rentals and landing fees of $14.1 million in 2007 increased $2.1 million, or 17.5%. The increase is primarily due to an increase in ground handling and landing fees ($1.9 million) and baggage expenses ($0.3 million) as a result of a 15.8% increase in flight segments and a 21.6% increase in passengers boarded. On a CASM basis, station rental, landing and other fees decreased 0.04¢ to 0.85¢ in 2007, or 4.5%.

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repair costs of $16.8 million in 2007 increased $3.0 million, or 22.0%. The increase was primarily the result of increased flight hours and segments resulting in increases in aircraft maintenance and material cost for the MD-80 series aircraft ($1.4 million) and purchased engine repairs for the Company’s Fairchild 328JET ($0.9 million) and Boeing 717 aircraft ($0.6 million). On a CASM basis, aircraft maintenance, materials and repairs decreased 0.01¢ to 1.01¢ in 2007, or 1.0%.

Depreciation and Amortization

Depreciation and amortization of $3.9 million in 2007 increased $0.2 million, or 5.8%. On a CASM basis, depreciation and amortization decreased 0.04¢ to 0.23¢ in 2007, or 14.8%. Depreciation increased due to the purchase of a Fairchild 328JET in November 2006.

Aircraft Rentals

Aircraft rental costs of $16.2 million in 2007 decreased $0.4 million or 2.3%. On a CASM basis, aircraft rentals decreased 0.26¢ to 0.97¢ in 2007, or 21.1%.

Regional Carrier

Regional carrier expense was $12.3 million in 2007. This expense relates to the new 50-seat regional jet program, which began in April 2007. On a CASM basis, regional carrier expense was 0.74¢ in 2007.

Other

Other operating expenses of $19.6 million in 2007 increased $4.4 million, or 29.1%. The expense increase is primarily attributable to defense costs of $2.3 million related to AirTran’s unsolicited exchange offer and costs associated with the merger agreement with Midwest Air Partners, LLC (refer to “Recent or Pending Developments” below for further details regarding the AirTran unsolicited exchange offer and the merger agreement). Other increases included booking fees ($1.0 million) due to higher passenger volume, flight simulator rental ($0.6 million), frequent flyer award costs ($0.3 million) and property rent ($0.2 million), partially offset by a decrease in advertising and promotions ($0.5 million), and passenger liability insurance ($0.5 million). On a CASM basis, other expenses increased 0.05¢ to 1.18¢ in 2007, or 4.4%.

Other Income/(Expense)

Other income of $2.2 million in 2007 increased $1.0 million from third quarter 2006 due to higher interest income ($0.5 million) and lower interest expense ($0.5 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft and the promissory notes (the “Basic Moratorium Notes”) issued by the Company to its lessors and lenders as part of the Company’s restructuring lease and debt agreements. The Basic Moratorium Notes were paid in full in June 2007. In January and February 2007, all of the Company’s remaining convertible senior secured notes were converted to common stock. This conversion reduced long-term debt by $21.6 million.

Income Tax

There was no provision for income taxes for third quarter 2007 and 2006. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded. The Company will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.

Net Income/(Loss)

Net loss for third quarter 2007 was ($3.9) million, a decrease of $5.6 million from third quarter 2006 net income of $1.7 million.

Nine Months Ended September 30, 2007

Compared With Nine Months Ended September 30, 2006

Operating Revenues

The Company’s operating revenues of $562.9 million for the nine months ended September 30, 2007 increased $66.7 million, or 13.5%, from the first nine months of 2006. Passenger revenues accounted for 89.2% of total revenues and increased $60.7 million, or 13.8%, from the same period last year, to $501.9 million. The increase was attributable to a 17.0% increase in passenger traffic, as measured by RPMs, on a 14.4% increase in scheduled service available seat miles, resulting in a 1.8 percentage point increase in load factor from 77.0% in 2006 to 78.8% in 2007. These results were partially offset by a decrease in yield of 2.8% as a result of price weakness and an increase in average passenger trip length.

The Company’s 2007 revenue from cargo and other services of $61.0 million increased $6.1 million, or 11.0%. The increase was primarily due to ticket fees ($3.5 million); frequent flyer credit card revenue ($1.2 million); mail and freight revenue ($1.1 million); Essential Air Service (“EAS”) subsidies ($0.5 million); and buy-onboard meals and entertainment ($0.5 million), partially offset by a decrease in charter revenue of $1.3 million.

Midwest Airlines’ 2007 passenger revenue of $401.5 million increased $33.8 million, or 9.2%. This increase was primarily the result of a 13.2% increase in passenger traffic, as measured by RPMs, on a 10.2% increase in scheduled service available seat miles, resulting in a 2.1 percentage point increase in load factor from 77.7% in 2006 to 79.8% in 2007. These factors were partially offset by a 3.5% decrease in yield. Total operating revenue of $464.7 million increased $39.0 million, or 9.2%.

Midwest Connect’s 2007 passenger revenue of $100.4 million increased $26.9 million, or 36.6%. Passenger traffic increased 72.7% compared with the same period in 2006, driven by the new 50-seat regional jet program. Load factor increased 1.5 percentage points to 70.1% from 68.6% in the same period last year. Yield decreased 20.9% as average length of haul increased by 20.0%. Total operating revenue of $110.1 million increased $27.6 million, or 33.4%.

Operating Expenses

The Company’s 2007 operating expenses of $559.8 million increased $62.3 million, or 12.5%. The increase was due to higher fuel costs ($20.1 million); regional carrier expenses ($16.5 million); salaries, wages and benefits ($12.3 million); aircraft maintenance, materials and repairs ($8.6 million); station rental, landing and other fees ($4.4 million); commissions ($2.5 million); dining services ($1.1 million); and other expenses ($13.7 million), primarily due to AirTran defense costs and costs associated with the merger agreement with Midwest Air Partners, LLC. The increase was partially offset by a favorable adjustment to fair value of fixed fuel contracts ($15.1 million) and a reduction in aircraft rentals ($1.9 million). CASM excluding fuel and fair value of fixed fuel contracts increased 0.27¢ to 8.24¢ in 2007, or 3.5%.

Salaries, Wages and Benefits

Salaries, wages and benefits of $131.8 million in 2007 increased $12.3 million, or 10.3%. This increase was primarily due to $3.9 million in additional flight crew pay on an 11.8% increase in block hours and increased station labor costs of $3.4 million on a 13.9% increase in passengers boarded. Other increases in expenses included expenses related to the Company’s pension and 401(k) plans ($2.0 million), payroll taxes ($0.9 million) and medical insurance ($0.2 million). On a CASM basis, labor costs decreased 0.09¢ to 2.86¢ in 2007, or 3.1%.

Aircraft Fuel and Oil

Aircraft fuel and oil and associated taxes of $194.9 million in 2007 increased $20.1 million, or 11.5%. Into-plane fuel prices decreased 3.4% in 2007, averaging $2.12 per gallon in 2007 versus $2.19 per gallon in 2006, resulting in a $6.8 million favorable price impact (calculated by applying 2006 prices to actual gallons consumed in 2007 and comparing the result to actual 2007 expense). Fuel consumption increased primarily as a result of an 11.8% increase in block hours, which resulted in a $26.9 million unfavorable impact (calculated by applying 2006 prices to the actual increase in gallons consumed in 2007 relative to 2006). On a CASM basis, aircraft fuel and oil decreased 0.09¢ to 4.23¢ in 2007, or 2.1%.

Adjustment to Fair Value of Fixed Fuel Contracts

Adjustment to fair value of fixed fuel contracts was a gain of $15.1 million in 2007. This adjustment reflects the change in the fair value of the fixed fuel contracts during 2007 and cash settlements of any unused fuel commitments. No such adjustment was required in 2006, as the Company entered into these contracts for the first time in 2007.

Commissions

Commissions of $15.9 million in 2007 related to travel agent commissions and credit card transactions increased $2.5 million, or 18.4%. The increase was primarily due to a 13.8% increase in passenger service revenue. On a CASM basis, commissions increased 0.02¢ to 0.35¢ in 2007, or 6.1%.

Dining Services

Dining service costs of $7.5 million in 2007 increased $1.1 million, or 17.5%. The increase was a result of a 19.2% increase in buy-onboard meal revenue. On a CASM basis, dining service costs remained unchanged at 0.16¢ in 2007 and 2006.

Station Rental, Landing and Other Fees

Station rental, landing and other fees of $42.9 million in 2007 increased $4.4 million, or 11.4%. The increase was primarily due to the increase in flights, resulting in higher costs for ground handling and landing fees of $3.8 million and baggage expenses of $0.8 million. On a CASM basis, station rental, landing and other fees decreased 0.02¢ to 0.93¢ in 2007, or 2.1%.

Aircraft Maintenance, Materials and Repairs

Aircraft maintenance, materials and repairs expense of $47.1 million increased $8.6 million, or 22.4%. The increase was primarily the result of increased flight hours and segments, including increases in purchased engine maintenance for the Company’s Boeing 717 aircraft ($2.5 million), repair of rotable parts ($2.1 million), MD-80 series engine repair and purchased maintenance ($2.1 million), Fairchild 328JET maintenance and material costs ($1.7 million), and general maintenance costs ($0.9 million). On a CASM basis, aircraft maintenance and repairs increased 0.07¢ to 1.02¢ in 2007, or 7.4%.

Depreciation and Amortization

Depreciation and amortization of $11.4 million increased $0.2 million, or 1.8%. On a CASM basis, these costs decreased 0.03¢ to 0.25¢ in 2007, or 10.7%.

Aircraft Rentals

Aircraft rental costs of $45.9 million in 2007 decreased $1.9 million, or 4.0%. As of March 31, 2007, the Company satisfied the financial covenants contained in its agreement with Boeing Capital Services Corporation (“BCSC”), which provides for a prospective reduction of aircraft rental expense of $10,000 per month for 21 of the Boeing 717 aircraft leased from BCSC. In addition, the agreement allowed for a one-year retroactive rental reduction of $120,000 for each of those aircraft.  The Company received a payment of $2.5 million from BCSC in second quarter 2007 and recorded a corresponding reduction in aircraft rental expense.  The Company also added two Boeing 717 aircraft to the Midwest Airlines fleet during first quarter 2006, one Boeing 717 aircraft during second quarter 2006, one MD-80 in June 2007 and one MD-80 in July 2007, resulting in an increase in rental expense. On a CASM basis, aircraft rentals decreased 0.18¢ to 1.00¢ in 2007, or 15.3%.

Regional Carrier

Regional carrier expense was $16.5 million in 2007. This expense relates to the new 50-seat regional jet program, which began in April 2007.

Other

Other operating expenses of $60.8 million in 2007 increased $13.7 million, or 28.9%. The increase was primarily due to $7.7 million in AirTran defense costs and costs associated with the merger agreement with Midwest Air Partners, LLC. Other increases included booking fees ($1.5 million) due to higher passenger volume, flight simulator rentals ($1.1 million), advertising and promotion ($0.5 million), directors’ fees ($0.5 million), crew expenses ($0.4 million) due to increased flights, property rent ($0.4 million), purchased maintenance and repair ($0.3 million), and state property taxes ($0.2 million). These increased costs were partially offset by a decrease in passenger liability insurance ($0.9 million). On a CASM basis, other operating expenses increased 0.16¢ to 1.32¢ in 2007, or 13.8%.

Other Income/(Expense)

Other income of $5.8 million in 2007 increased $2.7 million from 2006 due to higher interest income ($1.7 million) and lower interest expense ($1.0 million). Interest income reflects interest earned on the Company’s cash, cash equivalents and restricted cash. Interest expense consists of interest on the Company’s debt related to aircraft, the Basic Moratorium Notes and convertible debt, including the write-off of deferred debt issuance expenses on the convertible debt of $0.5 million in first quarter 2007.

Income Tax

There was no provision for income taxes for the first nine months of 2007 and 2006. The Company does not record income tax expense or benefit due to accumulated losses for which valuation allowances have been recorded. The Company will assess the ongoing utilization of accumulated losses and the related valuation allowance each quarter.

Net Income/(Loss)

Net income for the first nine months of 2007 was $9.0 million, an increase of $7.2 million from 2006 net income of $1.8 million.

Liquidity and Capital Resources

The Company’s unrestricted cash and cash equivalents totaled $135.9 million at September 30, 2007, compared with $118.1 million at December 31, 2006. At September 30, 2007, the restricted cash balance was $35.8 million, compared with $39.6 million at December 31, 2006. The change in restricted cash is due to a decrease in the cash holdback percentage from 85% to 50% by the Visa/MasterCard credit card processor, partially offset by an increase in advance ticket sales.

As of September 30, 2007, the Company had a working capital surplus of $44.4 million compared with a $24.0 million surplus at December 31, 2006. The increase in working capital as of September 30, 2007 is primarily related to an increase in cash and fair value of fixed fuel contracts, and a decrease in unearned revenue, partially offset by an increase in air traffic liability, which represents the liability for sales of future flights.

Operating Activities

Net cash provided by operations for the nine-month period ended September 30, 2007 totaled $20.5 million. Cash provided by operations reflects the $9.0 million net income earned during the nine months ended September 30, 2007, a $25.4 million increase in air traffic liability due to increased sales of future flights, offset by a $15.1 million increase in fair value of fixed fuel contracts, and a $14.3 million realization of unearned revenue primarily from the Company’s credit card program. Other assets increased $8.4 million, primarily due to an increase in fuel margin deposits of $6.9 million and regional start-up costs of $1.9 million.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2007 totaled $8.1 million, primarily for capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2007 was $5.4 million, primarily related to proceeds from warrants and options exercised.

As discussed in Note 4 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company issued the Basic Moratorium Notes to its lessors and lenders as part of the restructuring lease and debt agreements. The Basic Moratorium Notes were paid in full in June 2007.

As of February 2007, all of the Company’s remaining convertible senior secured notes were converted to Common Stock. This conversion reduced long-term debt by $21.6 million, increased outstanding shares by 4.3 million and increased shareholders’ equity by $21.6 million.

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

●	Estimated net interest income of $8.0 million in 2007.
●	Non-cash expenses arising primarily from depreciation, contributing approximately $15.4 million to annual cash flow in 2007.
●	Defined benefit pension plan contributions of $2.0 million in 2007.
●

Estimated payments to Goldman Sachs of between $4.4 million and $6.6 million for financial advisory services related to AirTran’s unsolicited exchange offer and the merger agreement with Midwest Air Partners, LLC (as described further under “Recent or Pending Developments”).

Forward-Looking Statements

This Form 10-Q, particularly (but not limited to) the “Recent or Pending Developments” section below and the “Overview” and “2007 and Beyond” sections above, contains forward-looking statements that may state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions for the future. In the following discussion and elsewhere in the report, statements containing words such as “expect,” “anticipate,” “believe,” “estimate,” “goal,” “objective” or similar words are intended to identify forward-looking statements. It is important to note that the Company’s actual results could differ materially from projected results due to the risk factors described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the following:

●	the Company’s inability to generate sufficient cash flows to meet obligations on a timely basis;
●	uncertainties concerning ongoing financing for operations, including the ability to finance the acquisition of new aircraft;
●	uncertainties related to acquisition of aircraft;
●	potential delays related to aircraft being acquired;
●	adverse scheduling developments;
●	decline in labor relations or unfavorable arbitration rulings;

●	costly government regulations, including increased costs for compliance with new or enhanced government regulations;
●	increases in insurance costs or shortages of available insurance;
●	more frequent aircraft maintenance and refurbishment schedules;
●	interest rate fluctuations;
●	increased costs for security-related measures;
●	potential aircraft incidents and other events beyond the Company’s control, including traffic congestion and weather conditions;
●	potential acquisition of the Company, routes or equipment;
●	potential delays or adverse developments with the regional jet program; and
●

potential delays or the inability to complete the merger agreement described in the “Recent or Pending Developments” section below due to an adverse ruling by the Department of Justice or lack of shareholder approval.

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

Recent or Pending Developments

On August 12, 2007, AirTran announced the expiration of its unsolicited exchange offer with respect to the Company’s Common Stock. As previously disclosed, AirTran commenced the unsolicited exchange on January 11, 2007, and had extended it on February 1, 2007, March 7, 2007, April 2, 2007, May 17, 2007 and June 11, 2007.

On August 16, 2007, following an extensive bidding and negotiation process, the Company entered into a merger agreement to be acquired by Midwest Air Partners, LLC, a limited liability company formed by an affiliate of TPG Capital, L.P. and Northwest Airlines, Inc.  Under the terms of the merger agreement, each outstanding share of Company Common Stock will be converted into the right to receive $17.00 per share in cash.  The transaction is expected to be completed in the fourth quarter of 2007, subject to shareholder approval and other customary conditions, including those described below.

On September 26, 2007, the Company issued a proxy statement relating to the special meeting of its shareholders to be held on October 30, 2007 to consider approval of the merger agreement. The Company’s Board of Directors recommended that shareholders vote for the approval of the merger agreement.

Pursuant to the HSR Act, the merger is subject to regulatory review by the DOJ and the Federal Trade Commission (“FTC”). After the parties filed their notification and Report Forms for Certain Mergers and Acquisitions with the DOJ and the FTC, they each received a request for additional information (“Second Request”) from the DOJ on October 4, 2007. The Second Request extends the waiting period imposed by the HSR Act by up to 30 days after the parties substantially comply with the Second Request unless the period is extended voluntarily by the parties or terminated sooner by the DOJ. The parties are in the process of preparing a response to the Second Request. The merger is also subject to approval by the Department of Transportation.

In September 2007, the Company completed the reconfiguration of its MD-80 aircraft, providing a dual-seating cabin with both Signature and Saver seats that allows customers seating choice options. The Boeing 717 fleet is expected to be reconfigured by mid-2008, offering customers the choice of Signature and Saver seating on all Midwest Airlines flights. It is expected that this change will both increase revenue and reduce unit costs.

In July 2007, warrants covering 389,567 shares of the Company’s Common Stock were converted at an aggregate exercise price of $1,838,754. There remain warrants outstanding covering 104,031 shares of Common Stock.

In May 2007, the Company signed a memorandum of understanding with Northwest Airlines to form a strategic codeshare partnership. This codeshare is an expansion of the reciprocal frequent flyer relationship between the Company and Northwest Airlines that began in May 2006. The codeshare partnership agreement was signed in September 2007.

In connection with an industrywide initiative, the Company has received a request from the General Services Administration for the refund of expired airline tickets purchased for government use. The Company is currently investigating this claim and its financial ramifications. Management has recorded an accrual for the claim, but does not expect the refund to have a material effect.

On August 31, 2005, during taxi operations, a piece of airport-controlled ground equipment came into contact with a Midwest Airlines’ aircraft at Milwaukee’s General Mitchell International Airport, resulting in damages in excess of $400,000. A formal notice of claim has been filed by the Company with Milwaukee County pursuant to the requirements of Wisconsin Statutes. Outside legal counsel has been retained to prepare the matter for litigation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there have been no material changes in the Company’s market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In 2007, the Company increased its fuel hedge position. Approximately 90% of the jet fuel expected to be used by the Company in 2007 has been hedged. The Company has also hedged approximately 26% of the jet fuel expected to be used in the first half of 2008. The Company took these positions because of favorable pricing opportunities and as a means of reducing risk to the Company. Aircraft fuel is the largest expense category for the Company.

As of September 30, 2007, all the Company’s fuel hedging and derivative agreements were with one counterparty. The limited number of counterparties exposes the Company to financial risk in the event of nonperformance by the counterparty. The Company does not expect the counterparty to fail to meet its obligations. To manage this risk, the Company will periodically review and consider other counterparties to potentially limit its exposure to a single counterparty.

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

Item 6. Exhibits

(2.1)

Agreement and Plan of Merger dated as of August 16, 2007 by and among Midwest Air Partners, LLC, Midwest Acquisition Company, Inc. and Midwest Air Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

(10.1)

First Amendment to Rights Agreement, dated as of August 16, 2007, between Midwest Air Group, Inc. and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 17, 2007).

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

Midwest Air Group, Inc.

Date: October 24, 2007	By /s/ Timothy E. Hoeksema
Timothy E. Hoeksema
Chairman of the Board, President and
Chief Executive Officer

Date: October 24, 2007	By /s/ Curtis E. Sawyer
Curtis E. Sawyer
Senior Vice President and
Chief Financial Officer